Form 10-K
period 2013-12-31
ClubCorp Holdings, Inc.
filed 2014-03-21
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 333-189912

ClubCorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5818205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3030 LBJ Freeway, Suite 600
Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
(972) 243-6191
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 11, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $0.00.
As of March 14, 2014, the registrant had 64,005,205 shares of common stock outstanding, with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE
No items are incorporated by reference into this Form 10-K.

PART I — BUSINESS FACTORS

ITEM 1.    BUSINESS

Throughout this annual report on Form 10-K (“Form 10-K”), we refer to ClubCorp Holdings, Inc., together with its subsidiaries, as “we”, “us”, “our”, “ClubCorp” or the “Company”. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. References to 2013, 2012 and 2011 relate to the 53-week fiscal year ended December 31, 2013 and the 52-week fiscal years ended December 25, 2012 and December 27, 2011, respectively.

The business section and other parts of this report may contain certain statements which may be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and other factors, which without limitation, are set forth in Item 1A.“Risk Factors” section of this Form 10-K. These forward-looking statements can be identified by the fact that they do not relate strictly to current or historical facts and often include words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “estimates”, “projects”, “predicts”, and other similar expressions. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of various factors, including, but not limited to, those identified in Item 1A.“Risk Factors” or in other sections of this report. The Company assumes no obligation to update these forward looking statements.

General

Founded in 1957, we are a membership‑based leisure business and a leading owner‑operator of private golf and country clubs, business, sports and alumni clubs in North America. As of December 31, 2013, our portfolio of 154 owned or operated clubs, with over 146,000 memberships, serves over 370,000 individual members. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 81 of our 105 golf and country clubs (consisting of over 18 thousand acres of fee simple real estate). We lease, manage or operate through joint ventures the remaining 24 golf and country clubs. Likewise, we own one business club and lease, manage or operate through a joint venture the remaining 48 business, sports and alumni clubs. Our facilities are located in 25 states, the District of Columbia and two foreign countries. Our golf and country clubs are designed to appeal to the entire family, fostering member loyalty which we believe allows us to capture a greater share of our member households’ discretionary leisure spending. Our business, sports and alumni clubs are designed to provide our members with a “home away from home” where they can work, network and socialize in private upscale locations. We offer our members privileges throughout our collection of clubs, and we believe that our diverse facilities, recreational offerings and social programming enhance our ability to attract and retain members across a number of demographic groups. We also have alliances with other clubs, resorts and facilities located worldwide through which our members can enjoy additional access, discounts, special offerings and privileges outside of our owned and operated clubs. Given the breadth of our products, services and amenities, we believe that we offer a compelling value proposition to our members.

ClubCorp’s Diverse Portfolio of Owned and Operated Clubs

Golf and Country Clubs
Business, Sports and Alumni Clubs

ClubCorp began with one country club in Dallas, Texas with the basic premise of providing a first-class club membership experience. We later expanded to encompass multiple locations, making us one of the first companies to enter into the business of professional ownership and operation of private golf and country clubs. In 1966, we established our first business club with the belief that we could profitably apply our principle of delivering quality service and member satisfaction in a related line of business. In 1999, we began leveraging the breadth and geographic diversity of our clubs by offering our members various upgrade programs to take advantage of our portfolio of clubs and variety of amenities.

In December 2006, we were acquired by affiliates of KSL Capital Partners, LLC (“KSL”), a private equity firm specializing in travel and leisure businesses. For fiscal years 2007 through 2013, we have invested approximately $410 million of capital to better position and maintain our clubs in their respective markets. This represents an investment of 7.9% of our total revenues, for such period, in our clubs to reinvent, upgrade, maintain, replace and build new and existing facilities and amenities focused on enhancing our members’ experience.

Through a combination of consumer research and experimentation, capital investment and relevant programming, we have sought to “reinvent” the modern club experience to promote greater usage of our facilities. We believe that higher usage results in additional ancillary spend and improved member retention. From 2007 through 2013, we retained an average annualized membership base of 83.7% in golf and country clubs and 75.6% in business, sports and alumni clubs, for a blended retention rate of 79.9%, for such period. From 2007 through 2013, we “reinvented” 19 golf and country clubs and 16 business, sports and alumni clubs through capital investment. In 2014, we plan to invest approximately $20 million of reinvention capital across 11 clubs and will continue to evaluate opportunities to apply our reinvention strategy in the future. We have created new membership programming, such as our Optimal Network Experience (“O.N.E.”) offering that provides members access to benefits and special offerings in their local community, network-wide and beyond, in addition to benefits at their home club. In addition, from fiscal year 2007 through 2013, we have spent over $55 million to acquire 10 golf and country clubs and to develop a new alumni club, further expanding our portfolio of clubs and broadening the reach of our network.

Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. Our golf and country club segment includes a broad variety of clubs designed to appeal to a diverse group of families and individuals who lead an active lifestyle and seek a nearby outlet for golf, tennis, swimming and other outdoor activities. Our business clubs are generally located in office towers or business complexes and cater to business executives, professionals and entrepreneurs with a desire to entertain clients, expand their business networks, work and socialize in a private, upscale location. Our sports clubs include a variety of fitness and racquet facilities. Our alumni clubs are associated with universities with large alumni networks, and are designed to provide a connection between the university and its alumni and faculty. For example, the University of Texas has approximately 450,000 alumni and the fifth largest single campus enrollment in the nation, with over 52,000 enrolled students as of fall 2012.

For the fiscal year ended December 31, 2013, golf and country clubs accounted for 78% of our total club revenue and business, sports and alumni clubs accounted for 22% of our total club revenue. The following charts provide a breakdown of total revenues for the fiscal year ended December 31, 2013 by segment and type:

Club Revenue by Segment	Total Revenue by Type

Membership‑Based Leisure Business with Significant Recurring Revenue. We operate with the central purpose of building relationships and enriching the lives of our members. We focus on creating a dynamic and exciting setting for our members by providing them with an environment in which to engage in a variety of leisure, recreational and networking activities. We believe our clubs have become an integral part of many of our members’ lives and, as a result, the vast majority of our members retain their memberships each year, even during the recession that primarily impacted us during 2008-2010 (the “recession”).

Our large base of memberships creates a stable recurring revenue stream. As of December 31, 2013, our owned and operated clubs had over 146,000 memberships, including over 370,000 individual members. For the fiscal year ended December 31, 2013, membership dues totaled $373.4 million, representing 46.0% of our total revenues. During the same time period, our membership retention was 83.7% in golf and country clubs and 77.2% in business, sports and alumni clubs for a blended retention rate of 80.8%.

The following charts present our membership counts and annualized retention rates for our two business segments for the past 10 years:

100,000
80,000
60,000
40,000
20,000
0
100.0%
90.0%
80.0%
70.0%
60.0%
79,251
80,547
84,410
83,724
81,986
80,024
79,656
80,619
82,719
85,397
85.2%
85.5%
86.1%
85.8%
82.6%
83.0%
82.8%
84.1%
83.6%
83.7%
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
Golf and Country Club Memberships
Annualized Retention Rate

100,000
80,000
60,000
40,000
20,000
0
100.0%
90.0%
80.0%
70.0%
60.0%
78,605
79,634
80,983
79,383
73,160
67,032
63,967
62,953
62,046
61,405
79.9%
79.2%
80.8%
76.5%
73.0%
72.9%
75.8%
76.5%
77.1%
77.2%
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
Business, Sports and Alumni Club Memberships
Annualized Retention Rate

The proven strength and resiliency of our membership base from peak to trough is an attractive attribute of our business. We believe that if our members remain satisfied with their club experience, they will remain loyal and frequent users of our clubs, reducing our sensitivity to adverse economic conditions and providing us with operating leverage in favorable economic conditions and a recovering real estate market. Revenue per average membership has steadily increased over the past four years growing 5.7% on a compounded basis and totaling $4,732, $5,014, $5,237 and $5,591 for fiscal years ended 2010, 2011, 2012, and 2013, respectively. For all years presented, we calculate average membership using the membership count at the beginning and end of the relevant year.

Further, according to our fiscal year 2013 data, the average number of visits per membership at one of our clubs is 31 times per year with an average spend of $4,100 per year, including dues. The average number of visits per golf membership at one of our clubs is 55 times per year with an average spend of $7,300 per year, including dues.

We believe that the demographics of our member base are also an important attribute of our business. According to data provided by Buxton, a database and mapping service, based on the addresses of our members, an analysis for our golf and country club members indicates that they have on average an annual household income of $180,000 to $200,000 and a primary home value of $500,000 to $600,000. An analysis from the same database for our business, sports and alumni club members indicates that they have on average an annual household income of $150,000 to $180,000 and a primary home value of $435,000 to $545,000. We believe that these demographic profiles were more resilient during the recession, and we believe they will spend more in an improving economy and recovering real estate market than the general population, although there is no guarantee they will do so.

Nationally‑Recognized and Award‑Winning Clubs. Our golf and country clubs, with approximately 136 18-hole course equivalents as of December 31, 2013, represent the core assets of our company and are strategically concentrated in sunbelt markets and other major metropolitan areas. We believe that our clubs are among the top private golf clubs within their respective markets based on the quality of our facilities, breadth of amenities and number of relevant programs and events. These clubs are anchored by our golf courses, of which approximately one third are designed by some of the world’s best-known golf course architects, including Jack Nicklaus, Tom Fazio, Pete Dye, Arthur Hills and Robert Trent Jones. Likewise, a number of our clubs have won national and local awards and have appeared on national and local “best of” lists for golf, tennis and dining including:

•	Firestone Country Club - “Top 50 Private Clubs” (2010‑2011 Golf World)

•	LPGA International - “America’s Top 50 Courses for Women” (2013 Golf Digest)

•	Oak Tree Country Club - “America’s Toughest Golf Courses” (2011‑2012 Golf Digest)

•	Aspen Glen Club, Southern Trace Country Club, The Hills Country Club at Lakeway and Firestone Country Club - each named in their respective states “Best‑in‑State” (2011 Golf Digest)

•	Brookhaven Country Club - “Best Overall Family Club” - Dallas/Fort Worth and “The Best in Private Clubs” List (2014 Avid Golfer Magazine)

•	Vista Vallarta Club de Golf - "Best Caribbean and Mexico Courses" (2014 Golfweek)

The operations and maintenance of our golf courses and facilities have led to our selection as host of several high-profile events, leading to local and national media recognition as well as event revenue, club utilization and membership sales. In the past year, we hosted the following events at our courses:

•	The World Golf Championships - Bridgestone Invitational at Firestone Country Club

•	The LPGA Kraft Nabisco Championship at Mission Hills Country Club

•	The LPGA Shootout at Las Colinas Country Club

•	The Web.com Midwest Classic Presented by Cadillac at Nicklaus Golf Club at LionsGate

•	The Open Championship qualifier at Gleneagles Country Club

Outside of our golf offering, our clubs provide a variety of additional amenities and services that we believe appeal to the whole family, such as well-appointed clubhouses, a variety of dining venues, event and meeting spaces, tennis facilities, exercise studios, personal training, spa services, resort‑style pools and water features and outdoor gathering spaces. We offer over 650 tennis courts across more than 65 clubs, and our Brookhaven Country Club features a nationally‑recognized private tennis facility.

Many of our 49 business, sports and alumni clubs are located in the heart of the nation’s influential business districts, with locations in 17 of the top 25 metropolitan statistical areas, and offer an urban location for professionals to network with colleagues, conduct business and socialize with friends. We believe our business clubs are choice locations for regional and local business and civic receptions with business amenities to support these events. These clubs also host numerous upscale private events, such as weddings, bar and bat mitzvahs and holiday parties. These events generate traffic flow through our clubs, helping to drive membership sales and club utilization. In addition, the six alumni clubs we operate offer a unique setting for alumni and faculty to share common heritage and experiences.

Expansive Portfolio of Clubs and Alliances Providing Scale. As the largest owner‑operator of private golf and country clubs in the United States, we believe that our expansive portfolio of clubs allows us to drive membership growth by providing a compelling value proposition through product variety. By clustering our clubs, many of our members have local access to both urban business‑focused clubs as well as suburban family‑oriented clubs. For an incremental monthly charge, our reciprocal access program gives our members access to our owned and operated clubs, as well as the facilities of others with which we have an alliance relationship, both domestically and internationally. For example, a member of one of our Dallas‑Fort

Worth area clubs who participates in the O.N.E. program could travel to Palm Springs, California and play at the Dinah Shore Tournament course at our Mission Hills Country Club. As of December 31, 2013, approximately 43% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 40% of memberships as of the end of the prior fiscal year. Incremental dues revenue relating to our upgrade programs accounted for approximately $32.0 million of our total dues revenue for the fiscal year ended December 31, 2013, compared to approximately $28.0 million for the fiscal year ended December 25, 2012. By providing members with numerous services and amenities that extend beyond their home clubs to all of the clubs we own and operate and the clubs with which we have alliances, we believe we can drive membership growth and create a key market differentiator which would be difficult for our competitors to replicate.

Our established alliances feature leisure‑oriented businesses including hotels such as The Ritz-Carlton, Hotel Del Coronado, Mandarin Oriental, and Omni Hotels and Resorts including La Costa Resort and Spa, and Barton Creek Resort & Spa; ski resorts such as Squaw Valley, Vail and Whistler Blackcomb; and restaurants such as Emeril Lagasse and The Capital Grille, as well as numerous other venues worldwide that provide discounts, upgrades and complimentary items or services. For example, our members receive 10% or more off best-available rates at select hotels and resorts, as well as special access and VIP packages to events such as The Masters and the U.S. Open Golf and Tennis Championships.

We believe the size of our portfolio of clubs provides us with significant economies of scale, creating operational synergies across our clubs and enabling us to consolidate our human resources, sales and marketing, accounting and technology departments. We also benefit from centralized purchasing to receive preferred pricing on supplies, equipment and insurance.

Diversification. As a result of our size and geographic diversity, our operating revenues and cash flows are not reliant on any one club or geographic region. Our 10 largest clubs by revenue accounted for 22.8% of our club revenues for the fiscal year ended December 31, 2013, as shown in the following chart:

Club	Location	Revenue (in thousands)	% of Club Revenue
Firestone Country Club	Ohio	$26,014	3.2%
The Clubs of Kingwood	Texas	$22,585	2.8%
Mission Hills Country Club	California	$21,264	2.6%
Coto de Caza Country Club	California	$20,999	2.6%
Gleneagles Country Club	Texas	$18,713	2.3%
Stonebriar Country Club	Texas	$17,980	2.2%
Brookhaven Country Club	Texas	$16,300	2.0%
Braemar Country Club	California	$14,526	1.8%
The Hills Country Club at Lakeway	Texas	$13,750	1.7%
Anthem Golf and Country Club	Arizona	$12,888	1.6%
		$185,019	22.8%

We have strategic concentrations of golf and country clubs in Texas, California and Florida, representing 31%, 20% and 6%, respectively, of total club revenue for the fiscal year ended December 31, 2013. While we have greater presence in these states where climates are typically conducive to year-round play, we believe that the broad geographic distribution of our portfolio of clubs helps mitigate the impact of adverse regional weather patterns and fluctuations in regional economic conditions. To allow for maximization of golf rounds, we employ a corporate director of agronomy and regional golf superintendents who oversee our strong agronomic practices, helping to extend golf play throughout the climate zones in which we operate.

Ownership and Control of Golf and Country Clubs. As the fee simple real estate owner for 81 of our 105 golf and country clubs, we believe that we have an advantage over other clubs as we retain the ability to maximize the value of our clubs and business. By owning the real estate underlying our clubs, we have been able to implement capital plans that inure to our benefit and generate positive returns on our investments. Owning many of our assets also gives us the flexibility to recycle our capital by selling underperforming clubs or non-essential tracts of land.

Seasoned Management Team. We have a highly experienced professional management team. Our six current executive officers had a combined 155 years of related career experience, including on average 20 years of hospitality and club specific experience through the end of fiscal year 2013. Eric Affeldt has acted as President and Chief Executive Officer for ClubCorp since December 2006 and has over 23 years of experience leading golf and resort companies, including as president and chief executive officer of KSL Fairways Golf Corporation, as well as general manager for Doral Golf Resort & Spa in Miami and PGA West and La Quinta Resort & Club in California. Curt McClellan, our Chief Financial Officer and Treasurer,

has been with our company since November 2008 and is responsible for leading the corporate finance and accounting teams. Our Chief Operating Officer, Mark Burnett has over 25 years of experience managing golf and country clubs and leading golf and resort companies, including serving as chief operating officer for American Golf Corporation and president and chief executive officer and chief operating officer of KSL Fairways Golf Corporation.

We have also attracted and retained qualified general managers for our clubs. Our club general managers average over 10 years of service with us. These managers are tasked with the day-to-day responsibility of running the clubs and executing the strategic direction of senior management.

Our management team continues to drive new membership sales, mitigate attrition and increase cash flows by delivering value to our members through modernization and enhancement of our clubs and program offerings and improving operating efficiencies. As a result, from 2010 to 2013, total revenue and adjusted EBITDA increased by 5.8% and 5.7%, respectively, on a compounded basis.

Business Strategy

Attracting and retaining members while increasing member usage by providing the highest quality club experience are the biggest drivers of our revenue growth. In order to drive revenue growth, we use the following strategies:

Employ Experienced Membership Sales Force. We employ approximately 170 club-based, professional sales personnel who are further supported by an array of regional and corporate sales and marketing teams. Our sales team receives comprehensive initial and ongoing sales training through our internally developed “Bell Notes” training program that we believe addresses all elements of the sales process from member prospecting to closing the sale and onboarding the new member. Our sales efforts are driven at an individual club, regional and national level. Club level membership sales are targeted to individual households in the local community and bolstered by referrals from existing members, real estate brokers and developers. Regional sales management ensures sales plan execution and identifies additional prospecting opportunities that match the demographic data of existing club members such as household income or the propensity to play golf. Our national sales and marketing team is led by four corporate professionals who each have more than 20 years of tenure and collectively have over 100 years of experience with us. Their efforts include creating core and strategic membership offerings and corporate rate memberships.

We periodically obtain feedback from our membership base to effectively understand current membership demographics and preferences to better target member prospects. For example, in 2012, with the improving macro‑economic environment, we launched a national family legacy program that allows members to invite extended family to join any of our clubs with promotional pricing. As of December 31, 2013, we had approximately 1,270 memberships enrolled in this program. In April 2009, we implemented regional young executive programs in our Dallas and Houston clubs with special pricing that feature multi-club access and professional networking events. As of December 31, 2013, we had over 1,200 memberships enrolled in the young executive programs. We believe our well-trained and incentivized sales team will continue to drive membership growth, and we believe we are well-positioned to capitalize on improving economic conditions.

Leverage Our Portfolio and Alliance Offerings. We offer a variety of products, services and amenities through upgrade offerings that provide members access to our portfolio of clubs and leverage our alliances with other clubs, resorts and facilities both domestically and internationally.

In 2010, we strategically introduced our O.N.E. program and have continued to market it aggressively across most of our golf and country clubs. O.N.E. is an offering that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges to more than 200 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 700 renowned hotels, resorts, restaurants and entertainment venues. These programs are designed to increase our recurring monthly revenues while providing a value proposition to our members that helps drive increased usage of our facilities. Almost 80 of our clubs offer the O.N.E. program to their members. Over 50% of our new members joined under our O.N.E. program at clubs where it is offered as compared to 35% of new members who purchased upgraded product offerings prior to the introduction of the O.N.E. program. At the end of 2013, use of our facilities by members outside of their home club increased by 34% as a result of the introduction of the O.N.E. program. Food and beverage revenues increased 22% from 2010 to 2013, which we largely attribute to our enhanced dining venues and offerings, including O.N.E., the recovering economy and greater consumer spend. We continue to evaluate opportunities for further expansion of the O.N.E. offering into additional geographic areas.

We have established alliances with other leisure‑oriented businesses, whereby members of our clubs have usage privileges or receive special pricing at such properties. We target alliances with recognized brands that appeal to our members. According to the 2013 U.S. Affluent Travel and Leisure report by Resonance, the Ritz-Carlton, with whom we have an alliance, is ranked in the top five preferred brands for affluent households and is the premier brand for high net worth households. Other leading brand alliances include but are not limited to La Costa Resort and Spa, Barton Creek Resort & Spa and other Omni hotels and resorts, Pinehurst Resort, hotels such as Hotel Del Coronado and Mandarin Oriental, ski resorts such as Squaw Valley, Vail and Whistler-Blackcomb, and restaurants such as Emeril Lagasse and The Capital Grille, as well as numerous other alliances that provide discounts, complimentary upgrades, services or items. The benefits offered are generally paid for by our members at the time of use. We have revenue sharing arrangements with some of these properties, and we do not incur any fees or additional costs to enter into such alliances.

We market and promote our member benefits through our in-house marketing tools, including member e-newsletters and e-communications, our internally developed online Benefits Finder, other social media applications and our quarterly‑distributed proprietary Private Clubs magazine. Our strategic alliance partners also support our marketing efforts with targeted advertisement, including direct mail. We make reservations convenient for members by providing an in-house concierge (ClubLine), and by offering access to an inventory of VIP tickets through our own web portal (TicketLine). Members may also directly access discounted hotel rates of up to 40% off retail rates at thousands of hotels worldwide through an online tool (Find Hotels) connecting members to a wholesale travel company with whom we have an alliance arrangement. We continually seek additional reciprocal arrangements and alliances with other hospitality‑oriented businesses that can further enhance our members’ variety of choices extending beyond their home club.

Develop New and Relevant Programming. Members who frequently utilize our facilities typically tend to spend more at our clubs and remain members longer. As a result, we believe that there are significant opportunities to increase operating revenues by making our clubs more relevant to our members. In 2009, we developed a reporting tool we refer to as the “Member Dashboard” to analyze and drive member activity and club utilization. The Member Dashboard identifies members’ visits and allows us to personally engage with our members and encourage them to use their club and its amenities. We capture a member’s interest profile when the member joins a club and we study member usage patterns and obtain feedback from our members periodically to keep our offerings relevant to members’ changing lifestyles. Our goal is to provide numerous opportunities for all members and their families to utilize our facilities.

Over the past several years, key elements of our strategy have included making our golf and country clubs more family friendly and accessible. To make it more convenient for members to learn the game of golf, we have expanded practice facilities, enhanced teaching programs and created “Fastee Courses” where tees are placed forward to shorten the yardage of each hole to ease play and reduce the time commitment. We have also added family‑oriented water recreation facilities in our pool areas, refitted fitness centers and redesigned our food and beverage outlets to be more contemporary and casual allowing for anytime usage. Many of our golf and country clubs offer summer camps and other youth programming, including junior golf leagues and swim teams. We believe these program offerings have been well received by both new and existing members, with an increase in ancillary revenue per average membership of 7.1% for the fiscal year ended December 31, 2013 compared to the fiscal year ended December 25, 2012 and 5.4% for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011.

Many of our facilities contain significant banquet and catering facilities for use by both members and non-members alike. We host events ranging from weddings, to bar and bat mitzvahs, to business meetings, to civic organization gatherings, which often serve as the first introduction of our clubs to prospective members. Our extensive portfolio of business, sports and alumni clubs also provides our members access to a network of other civic and business leaders, and our clubs endeavor to host high profile social and civic events in order to become central to the community in which we operate.

Members also participate in clubs within their club, whereby members with similar interests come together for recreational, educational, charitable, social and business‑oriented purposes. We believe this reinforces the club becoming integral to the lives of our members. Our individual clubs also benefit from member participation on their board of governors and numerous committees providing us valuable feedback and recommendations for further improvements to our program offerings. We will continue to promote activities and events occurring at members’ home clubs, and believe we can further tailor our programming to address members’ particular preferences and interests.

Take Advantage of Improving Economic Conditions. We believe improving economic conditions and improvements in local housing markets reinforce the foundation for membership growth. Although some of the metropolitan areas where we operate clubs were disproportionately affected by the recession, related to the decline in home prices and increase in foreclosure rates, our membership base remained resilient, which we believe can be attributed to our favorable membership demographics. Economic indicators, such as increased consumer confidence, discretionary spending and home sales and construction, support an environment where we believe prospective members will choose to join our clubs.

Membership growth is, in part, driven by sales of homes in neighborhoods where our clubs are located as those who purchase homes in those areas are more likely to join the neighboring country club. For example, membership at Trophy Club Country Club, near Dallas, Texas, increased 13% from 2010 to 2013, during which time the local municipality approved approximately 1,000 new home construction permits for neighborhoods located within a 20 mile radius of the club.

Total Membership Trend Compared to Home Sales Trend

______________________
Source: National Association Of Realtors® (existing home sales), Census Bureau (new home sales).

In our business, sports and alumni clubs segment, improvements in the commercial leasing market support the attraction of new members. For example, in 2010, occupancy in the AON Building in Chicago, where our Mid-America Club is located, was 69.4%. As of December 31, 2013, occupancy has increased to 80.0%, and our membership at the Mid-America Club increased 6.2% over the same period. We believe our alumni clubs are less impacted by local economic conditions as the membership tends to draw from a larger geographical area.

Reinvent Through Strategic Capital Investment. We believe our ability to conceptualize, fund and execute club reinventions gives us a significant competitive advantage over member‑owned and individual privately-owned clubs, which may have difficulty gaining member consensus and financial backing to execute such improvements. In 2007, we embarked on the “reinvention” of our clubs through strategic capital investment projects designed to drive membership sales, facility usage and member retention. We believe this strategy results in increased member visits during various parts of the day for both business and pleasure, allowing our clubs to serve multiple purposes depending on the individual needs of our members. Additionally, our investments have enabled us to make appropriate price adjustments.

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

From 2007 to 2013, we invested approximately $410 million, or 7.9% of total revenue, to reinvent, upgrade, maintain, replace and build new and existing facilities and amenities. Much of our invested capital included adding reinvention elements to many of our clubs, including the construction or remodeling of approximately 20 fitness facilities and 60 dining venues, the addition of three family‑oriented outdoor water related amenities and improvements to approximately 800 holes of golf. As of

December 31, 2013, 35 of our clubs were considered “major reinvention” clubs and received significant reinvention capital. We define “major reinvention” clubs as those clubs receiving $750,000 or more gross capital spend on a project basis, excluding initial one-time capital investments at newly acquired clubs.

Examples of major reinvention clubs include but are not limited to:

•Gleneagles Country Club in Dallas, Texas

•Morgan Run Club and Resort in Rancho Santa Fe, California

•The Hills of Lakeway in Austin, Texas

•The Houston Club in Houston, Texas

•Center Club Costa Mesa in Costa Mesa, California

•The City Club Los Angeles in Los Angeles, California

We believe the benefits of reinvention include an increase in revenue as a result of an increase in member usage, increase in member spend per visit, and an increase in new memberships. For instance, the recent renovation at Trophy Club Country Club near Dallas, Texas is an example of how we profit from major renovation projects. In 2012, we invested approximately $1.5 million to renovate the clubhouse as part of our reinvention strategy. We believe this investment contributed to a 23.1% and 10.1% increase in revenue and membership, respectively, for the fiscal year ended December 31, 2013, compared to pre-construction revenue and membership for the fiscal year ended December 27, 2011.

At our business clubs, we have benefited from landlord contributions towards the cost of our business club reinvention. Landlords often see our clubs as amenities that improve the building’s overall appeal for its tenants and, as such, are willing to help fund improvements. From 2007 through 2013, we received landlord contributions at 15 of our 16 reinvented business, sports and alumni clubs totaling approximately $25.9 million, representing approximately 40% of the total reinvention investment in our business, sports and alumni clubs. Additionally, we expect approximately $1.6 million in tenant improvement allowances attributable to reinvention projects occurring during fiscal year 2014 under the terms of the respective lease agreements. We believe that these leasehold improvements also favorably position us to capitalize on the improving economy.

The reinvention capital investments made at the Silicon Valley Capital Club in San Jose, California further demonstrate how we profited from such projects. From mid 2011 through early 2012, we invested approximately $2.8 million, of which $0.8 million was funded by the landlord for tenant improvements. We believe this investment contributed to a 32.0% and 18.4% increase in revenue and membership, respectively, for the fiscal year ended December 25, 2012, compared to pre-construction revenue and membership for the fiscal year ended December 28, 2010.

Our reinvention concept was based on consumer research conducted during the recession. Through this research, we analyzed how members were using our facilities, why members joined and why some subsequently resigned. This research was utilized to develop physical and programming changes to better suit our members’ preferences and needs. Based on our data, in 2013, our members visited our reinvented golf and country clubs an average of 23.4% more frequently than members of non-reinvented clubs and members visited our reinvented business, sports and alumni clubs an average of 39.6% more frequently than non-reinvented clubs.

During fiscal 2012 and 2013, we spent $17.6 million and $26.0 million, respectively, on reinvention capital and plan to invest approximately $20 million in 2014 at seven golf and country clubs and four business, sport and alumni clubs. We believe these additional major reinvention projects represent opportunities to increase revenues and generate a positive return on our investment, although we cannot guarantee such returns. We will continue to identify and prioritize capital projects for fiscal years 2015 and beyond to add reinvention elements.

Pursuing Selected Acquisitions. Acquisitions allow us to expand our portfolio and network offerings. We believe the ability to offer access to our collection of clubs provides us a significant competitive advantage in pursuing acquisitions. Newly acquired clubs may generally benefit from additional capital and implementation of our reinvention strategy. We believe that the unique benefits that we have to offer, such as a policy which does not assess members for capital improvements as well as our ability to consummate acquisitions and improve operations, provide us a unique competitive advantage in pursuing potential transactions. We believe there are many attractive acquisition opportunities available and we continually evaluate and selectively pursue these opportunities to expand our business. We actively communicate with other club operators, their lenders and boards of directors who may seek to dispose of their club properties or combine membership rosters at a single club location. We also evaluate joint ventures and management opportunities that allow us to expand our operations and increase our recurring revenue base without substantial capital outlay. When we do make strategic acquisitions, we do so only after an evaluation to satisfy ourselves that we can add value given our external growth experience, facility assessment capabilities, operational expertise and economies of scale. For example, in 2010, we acquired the Country Club of the South outside of Atlanta, Georgia (which had been foreclosed upon) for approximately $7.4 million, or less than one-third of its replacement cost. Thereafter, we invested $2.0 million in reinvention elements which helped contribute to a 17.9% and 10.1% increase in revenue and membership, respectively, for the fiscal year ended December 31, 2013, compared to the fiscal year ended December 27, 2011.

Over the past three years, we have continued to take advantage of market conditions to expand our portfolio, including the 2011 acquisition of Hartefeld National Golf Club, a bank-held private golf and country club in Avondale, Pennsylvania, the acquisition of three golf and country club properties in the Long Island area of New York and the acquisition of Canterwood Golf and Country Club, a previously member-owned club in the Seattle, Washington area. In 2012, we entered into new agreements to manage and operate LPGA International, a semi-private golf and country club in Daytona Beach, Florida and Hollytree Country Club, a private country club in Tyler, Texas. In 2013, we acquired Oak Tree Country Club, a private country club in Edmond, Oklahoma, Cherry Valley Country Club, a private country club in Skillman, New Jersey and Chantilly National Golf and Country Club, a private country club located in Centreville, Virginia.

Subsequent to December 31, 2013, on March 3, 2014, we purchased Prestonwood Country Club, a private golf club comprised of two properties: The Creek in Dallas, Texas and The Hills in nearby Plano, Texas.

In addition to our domestic initiatives, we believe there is an attractive market to extend our private club expertise through international management arrangements. As of December 31, 2013, we managed one business club in Beijing, China and have agreements to manage two business clubs currently under development elsewhere in China. Going forward, we will also consider selectively expanding our international operations.

Industry and Market Opportunity

Our company is a membership‑based leisure business closely tied to consumer discretionary spending. We believe that we compete for these discretionary consumer dollars against such businesses as amusement parks, spectator sports, ski and mountain resorts, fitness and recreational sports centers, gaming and casinos, hotels and restaurants. We believe that we will benefit from the recovery taking place in the leisure industry as evidenced by recent trends in gross domestic product (“GDP”) growth within our industry. According to the Bureau of Economic Analysis (“BEA”), from 2011 to 2012, leisure and hospitality industry’s GDP growth increased by 3.5%, outperforming overall U.S. GDP growth of 2.2% during the same period.
______________________
Source: Bureau of Economic Analysis.

(1)	Leisure represents the BEA defined industry of arts, entertainment, recreation, accommodation and food services.

(2)	GDP represents value added; according to the BEA, value added by industry is a measure of the contribution of each industry to the nation’s GDP.

Favorable Macro‑Economic Trends. We believe that our industry and business are generally affected by macro‑economic conditions and trends. Evidence of those trends from calendar year 2008 to 2013 include, the S&P 500 increasing 128%, home sales volume (including new home and existing home sales) increasing from 9.8 million to 10.0 million, according to the Bureau of the Census and the National Association of Realtors, median home prices of existing homes increasing from a 2008 low of $175,000 to $197,700 at the end of December 2013, according to the National Association of Realtors, and the consumer discretionary spend increasing from $10.0 trillion to $11.6 trillion, as reported by the BEA. We believe that as the economy continues to recover from recession lows, our industry will continue to benefit. For more than the past year and a half, the consumer sentiment index has remained above its five year average, according to Thomson Reuters/University of Michigan. We believe that as consumer confidence and disposable income increase, our clubs will benefit from increased leisure and discretionary dollars spent as individuals and families look to expand recreational activities and social interactions.

______________________	______________________
Source: Thomson Reuters and University of Michigan.	Source: Bureau of Economic Analysis.

Affluent Demographic. According to data provided by Buxton, a database and mapping service, our members reside in locations where the average household income is in excess of $150,000. According to the Resonance Report for 2013, which relies on estimates from the Bureau of Labor Statistics, households with income of $150,000 or greater account for 36% of all consumer spending on social, recreation and health club memberships. We believe this demographic’s share of discretionary spending is beneficial to our business.

Golf Industry Overview

The operational and financial performance of our clubs have been, and we believe will continue to be, influenced by local, regional and national U.S. macro‑economic trends. We primarily own and operate private golf and country clubs for which we believe demand is generally more resilient to economic cycles than public golf facilities and other hospitality assets, which we believe can be attributed to our favorable membership demographics.

Golf Industry Trends. We believe that golf industry trends are favorable to our private club membership model. The golf industry is characterized by varied ownership structures, including properties owned by corporations, member equity holders, developers, municipalities and others. Reports prepared by the National Golf Foundation (“NGF”) show that during the 1990’s and early 2000’s, the industry suffered an overbuilding of public golf facilities. Over 3,160 public golf facilities opened from 1990 through 2000, increasing the supply of public golf by 39%. Golfer growth could not keep pace with the new supply generated during this time period. NGF also reports that 2013 represented the eighth consecutive year in which total facility closures outnumbered openings, with a net reduction of 144 18-hole equivalent courses in 2013. Based on a count by NGF, 2013 year-end U.S. golf supply totaled 15,516 facilities comprised of 11,505 public facilities and 4,011 private golf clubs.

Golf Facilities in The U.S.	Net Change in Total Golf Course Supply

200
150
100
50
0
-50
-100
-150
-200
182
103
88
31
-27
-9
-34
-90
-61
-139
-141
-144
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

______________________	______________________
Source: National Golf Foundation	Source: National Golf Foundation

Golfer Trends. According to NGF estimates, core and avid golfers represent more than 50% of total golfers and represented approximately 94.0% of the $26.3 billion spent on golf in 2012. We believe that core and avid golfers are the most likely golfers to become private club members and according to private club trends last reported by NGF, private golf clubs have an average golfer spend of approximately $2,000 per year versus public courses that have an average golfer spend of approximately $650 per year. Further, NGF reports that the typical private club member is 55 years old with an annual household income of approximately $125,000 whereas the typical public golfer is 47 years old with an annual household income of approximately $95,000.

According to publications by NGF, the private golf club industry captures a more affluent segment of baby boomers than the industry as a whole, and we believe baby boomers will play a significant role in the future of the golf industry. Further, NGF believes that there is a pipeline of qualified member prospects with similar characteristics as our current members and almost half of total golfers are under the age of 40.

Spend per Golfer	Golfers by Age

______________________	______________________
Source: National Golf Foundation	Source: National Golf Foundation

Business Club Industry Overview

While there is no specific industry designation for our business, sports and alumni clubs, we believe utilization of our clubs is comparable to the restaurant and hospitality industries. Our business clubs are located in 17 of the top 25 Metropolitan Statistical Areas ranked by population. Our business clubs include dining rooms, bar areas and private meeting rooms which allow members to entertain clients, conduct business and host social and corporate events.

We believe that a favorable economic backdrop increases business activity (as measured by corporate profits and the success of the capital markets) and will positively affect the demand for our business clubs. According to the BEA, corporate profits from current production (also known as operating or economic profits) increased 6.8% in 2012, compared with an increase of 7.3% in 2011. Similarly, the S&P 500 Index, a proxy for the performance of the broader public equity capital markets, has recently witnessed significant returns. On a total return basis, the S&P 500 is up 57% over the past three years.

______________________
Source: Bureau of Economic Analysis.

We anticipate that a continued influx of jobs into our key markets of operations will drive increased demand for our food and beverage and hospitality amenities and offerings. We believe the locations of our business clubs, which also serve as anchors to commercial towers and business centers, position us to capture increased spend from the growing work force that is recovering from the recession. Additionally, as business activity increases for working professionals, we believe private corporate sponsored events are likely to become more sought after.

Competition

While our principal direct competitors are other golf, country or business clubs with similar facilities, we also compete for discretionary leisure spending with other types of recreational facilities and forms of entertainment including restaurants, sports attractions, hotels and vacation travel.

We are the largest owner‑operator of private golf and country clubs in the United States, with more than twice as many private golf and country clubs as the closest competitor, according to NGF. Overall, the golf industry is a highly fragmented competitive landscape with approximately 4,000 private golf clubs in the United States, of which approximately 15% were under corporate management according to NGF’s 2013 year-end data. The data further concludes that the top 10 golf management companies, including ClubCorp, owned or managed approximately 275 golf clubs, or about 7.0% of the total private golf club market at the end of calendar year 2013. In fact, according to NGF, at the end of 2013 only four other companies owned or operated more than 25 private golf clubs in the United States with Sequoia Golf (including Canongate), Troon Golf LLC, Century Golf Partners and U.S. Air Force Services Agency reporting a total of 38, 36, 27 and 25, respectively.

We believe most of our competition is regionally or locally based and the level of competition for any one of our clubs depends on its location and proximity to other golf facilities relative to the location of our members. In several of our strategically concentrated markets, such as Texas, California and Florida, our ownership of multiple facilities allows us to offer access to multiple clubs both locally and beyond. While others have attempted to create their own access and benefit programs, we believe our product offerings would be difficult to replicate on a similar scale, given the size of our portfolio of clubs, geographic diversity of our clubs and our numerous alliances with other clubs, resorts and facilities.

Competition for our business, sports and alumni clubs is dependent on the individual market, and the needs of the individual member. For members looking for a private dining experience, nearby restaurants are our primary competition. For members looking for places to conduct business, our competition includes other facilities that provide meeting space such as hotels and convention centers as well as places such as fast casual restaurants and coffee bars, where people can conveniently meet and conduct informal meetings and access the internet. For people looking for a place to hold a private party such as a wedding, our competition includes other catering facilities such as hotels and resort facilities.

Seasonality

Golf and country club operations are seasonal in nature, with peak season beginning in mid-May and running through mid-September in most regions. Usage at our golf and country clubs declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. However, the seasonality of revenues for many of our golf and country clubs is partially mitigated by our strategic concentration in regions with traditionally warmer climates such as Texas, California and Florida. While nearly all of our golf and country clubs experience at least some seasonality, due to the recurring nature of our year round membership dues income, seasonality has a muted impact on our overall performance as compared to daily fee public golf facilities. Many of our golf and country clubs also offer other amenities such as dining, indoor tennis and fitness facilities, which provide revenue streams that are typically less affected by seasonality than our golf operations revenues. We consider the year-round recurring dues revenue stream to be one of the primary advantages of private club ownership. Our business clubs are less seasonal in nature, but typically generate a greater share of their annual revenues in the fourth quarter due to the holiday and year-end party season. In addition, the first, second and third fiscal quarters each consist of 12 weeks, whereas the fourth quarter consists of 16 or 17 weeks of operations. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter.

Sales and Marketing

We promote our clubs through extensive marketing and sales programs that are designed to appeal to our existing members, prospective members or underrepresented demographic groups. For example, we responded to the younger age of prospective members in the industry with targeted membership programs for young executives. We have also designed programming and events geared toward women and invested in family amenities that broaden the appeal of our clubs. Additionally, we advertise through social media and print advertisements in a variety of national, regional and local magazines and newspapers. We also showcase our facilities, products and services through our award‑winning quarterly lifestyle magazine, Private Clubs. Private Clubs has received the MAGGIE Award for Best Magazine in the Associations/Trade & Consumer Division each year since 2009. We distribute our magazine to our member households, clubs and strategic alliance partners who subscribe, in order to showcase our facilities, products and services and other content relevant to our current and prospective members. Recent technology advancements include the mobile edition of our Private Clubs magazine, mobile tee times and electronic billing.

In 2013, our clubs served as the site of several national and regional golf events and received national awards and recognition. Three clubs received national television coverage while serving as the site of high-profile golf events, including: Firestone Country Club, site of the World Golf Championships - Bridgestone Invitational; Mission Hills Country Club, site of the LPGA Kraft Nabisco Championship (one of the four major tournaments on the LPGA Tour); and Las Colinas Country Club, site of the inaugural North Texas LPGA Shootout. Other significant golf events held at our clubs included the Web.com Midwest Classic at Nicklaus Golf Club at Lionsgate; and America’s International Final Qualifying Event for the 2013 Open Championship at Gleneagles Country Club in Plano.

Regulation

Environmental, Health and Safety. Our facilities and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing for our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

In addition, in order to improve, upgrade or expand some of our golf and country clubs, we may be subject to environmental review under the National Environmental Policy Act and, for projects in California, the California Environmental Quality Act. Both acts require that a specified government agency study any proposal for potential environmental impacts and include in its analysis various alternatives. Our improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.

We are also subject to regulation by the United States Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions. These regulations impact a number of aspects of operations, including golf course maintenance and food handling and preparation.

Zoning and Land Use. The ownership and operation of our facilities, as well as our re-development and expansion of clubs, subjects us to federal, state and local laws regulating zoning, land development, land use, building design and construction, and other real estate‑related laws and regulations.

Access. Our facilities and operations are subject to the ADA. The rules implementing the ADA have been further revised by the ADA Amendments Act of 2008, which included additional compliance requirements for golf facilities and recreational areas. The ADA generally requires that we remove architectural barriers when readily achievable so that our facilities are made accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Federal legislation or regulations may further amend the ADA to impose more stringent requirements with which we would have to comply.

Other. We are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and safety standards, equal employment, minimum wages, and licensing requirements and regulations for the sale of food and alcoholic beverages.

Employees

As of March 14, 2014, we had approximately 13,300 employees, of which 9,900 are located at our golf and country clubs, 3,100 are located at our business, sports and alumni clubs and 300 are part of our corporate and regional staff. Other than a small group of golf course maintenance staff at one of our clubs, all of our employees are non-union. We believe we have a good working relationship with our employees and have yet to experience an interruption of business as a result of labor disputes.

Insurance

We believe that our properties are covered by adequate property, casualty and commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. We also carry other insurance, including directors and officers liability insurance, fiduciary coverage and workers’ compensation. Changes in the insurance market over the past few years have increased the risk that affordable insurance may not be available to us in the future. While our management believes that our insurance coverage is adequate, if we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, our business, results of operations and financial condition could be materially and adversely affected.

Intellectual Property

We have registered or claim ownership of a variety of trade names, service marks, copyrights and trademarks for use in our business, including, but not limited to: Associate Club; Associate Clubs; Building Relationships and Enriching Lives; ClubCater; ClubCorp; ClubCorp Charity Classic; ClubCorp Resorts; Club Corporation of America; ClubLine; Club Resorts; Club Without Walls; Fastee Course; Membercard; My Club. My Community. My World.; Private Clubs; The Society; The World Leader in Private Clubs; and Warm Welcomes, Magic Moments and Fond Farewells. While there can be no assurance that we can maintain registration or ownership for the marks, we are not currently aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

Geographic Information

Financial information about geographic area is set forth in Note 14 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this Annual Report on Form 10-K.

Available Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available free of charge on our corporate website (www.clubcorp.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Information provided on our website is not part of this Form 10-K or our other filings. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business
Economic recessions or downturns could negatively affect our business, financial condition and results of operations.

A substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions. The recession led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets, which negatively affected our business, financial condition and results of operations. For example, for the fiscal years ended December 31, 2013, December 25, 2012, December 27, 2011, December 28, 2010 and December 29, 2009, we experienced annualized attrition (i.e., members who resign) in membership count of 16.3%, 16.4%, 15.9%, 17.2%, and 17.0%, respectively, in our golf and country clubs and 22.8%, 22.9%, 23.5%, 24.2%, and 27.1%, respectively, in our business, sports and alumni clubs. A renewed economic downturn in the United States may lead to increases in unemployment and loss of consumer confidence which would likely translate into resignations of existing members, a decrease in the rate of new memberships and reduced spending by our members. As a result, our business, financial condition and results of operations may be materially adversely affected by a renewed economic downturn.

Our businesses will remain susceptible to future economic recessions or downturns, and any significant adverse shift in general economic conditions, whether local, regional, national or global, would likely have a material adverse effect on our business, financial condition and results of operations. During such periods of adverse economic conditions, we may be unable to increase membership dues or the price of our products and services and experience increased rates of resignations of existing members, a decrease in the rate of new member enrollment or reduced spending by our members, any of which may result in, among other things, decreased revenues and financial losses. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets or face increased funding costs, which could make it more difficult or impossible for us to obtain funding for additional investments and harm our results of operations.

We may not be able to attract and retain club members, which could harm our business, financial condition and results of operations.

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends could adversely affect our business. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, results of operations and financial condition. For the fiscal year ended December 31, 2013, 46.0% of our total operating revenues came from recurring membership dues. For the same period on an annualized basis, 22.8% of our business, sports and alumni club memberships (approximately 14,200 memberships), and 16.3% of our golf and country club memberships (approximately 13,500 memberships) were resigned. After the addition of new memberships, we experienced a net (loss) gain in memberships of (1.0)% in our business, sports and alumni clubs and 3.2% in our golf and country clubs. If we cannot attract new members or retain our existing members, our business, financial condition and results of operations could be harmed.

Changes in consumer spending patterns, particularly discretionary expenditures for leisure, recreation and travel, are susceptible to factors beyond our control that may reduce demand for our products and services.

Consumer spending patterns, particularly discretionary expenditures for leisure, recreation and travel, are particularly susceptible to factors beyond our control that may reduce demand for our products and services, including demand for memberships, golf, vacation and business travel and food and beverage sales. These factors include:

•	low consumer confidence;

•	depressed housing prices;

•	changes in the desirability of particular locations, residential neighborhoods, office space or travel patterns of members;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business (e.g., industry conventions);

•	natural disasters, such as earthquakes, tornadoes, hurricanes, wildfires and floods;

•	outbreaks of pandemic or contagious diseases, such as avian or swine flu;

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events; and

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel.

These factors and other global, national and regional conditions can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. For example, during the recession, many businesses dramatically decreased the number of corporate events and meetings hosted at facilities such as convention centers, hotels, business clubs, golf clubs, resorts and retreats in an effort to cut costs and in response to public opinion relating to excess corporate spending, which negatively impacted the amount of business for such facilities, including certain of our facilities. Any one or more of these factors could limit or reduce demand or the rates our clubs are able to charge for memberships or services, which could harm our business and results of operations.

Unusual weather patterns and extreme weather events, as well as periodic and quasi-periodic weather patterns, such as those commonly associated with the El Niño/La Niña-Southern Oscillation, could adversely affect the value of our golf courses or negatively impact our business and results of operations.

Our operations and results are susceptible to non-seasonal and severe weather patterns. Extreme weather events or patterns in a given region, such as heavy rains, prolonged snow accumulations, extended heat waves and high winds, could reduce our revenues for that region by interrupting activities at affected properties which could negatively impact our business and results of operations.

One factor that specifically affects our real estate investments in golf courses is the availability of water. Turf grass conditions must be satisfactory to attract play on our golf courses, which requires significant amounts of water. Our ability to irrigate a golf course could be adversely impacted by a drought or other cause of water shortage, such as the recent drought affecting the southern and western United States and associated government imposed water restrictions. A severe drought of extensive duration experienced in regard to a large number of properties could adversely affect our business and results of operations.

We also have a high concentration of golf clubs in Texas, California and Florida, which can experience periods of unusually hot, cold, dry or rainy weather due to a variety of periodic and quasi-periodic global climate phenomenon, such as the El Niño/La Niña-Southern Oscillation. For example, during 2011, we incurred $0.4 million, or 10.0%, higher golf course maintenance utility expenses for the fiscal period starting on June 15, 2011 and ending on September 6, 2011 compared to the corresponding fiscal period in 2010, due primarily to unusually hot and severe drought conditions in certain portions of the southern United States. If these phenomenon and their impacts on weather patterns persist for extended periods of time, our business and results of operations could be harmed.

We could be required to make material cash outlays in future periods if the number of initiation deposit refund requests we receive materially increases or if we are required to surrender unclaimed initiation deposits to state authorities under applicable escheatment laws.

At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. Initiation fees, which are more typical for our business clubs and mid-market golf and country clubs, are generally nonrefundable. In contrast to initiation fees, initiation deposits, which are typical in our more prestigious golf and country clubs, paid by members upon joining one of our clubs are fully refundable after a fixed number of years, typically 30 years, and upon the occurrence of other contract-specific conditions. Historically, only a small percentage of initiation deposits eligible to be refunded have been requested by members. As of December 31, 2013, the amount of initiation deposits that are eligible to be refunded currently within the next 12 months is $112.2 million on a gross basis. When refunds are requested, we must fund the payment of such amounts from our available cash. If the number of refunds dramatically increases in the future, our financial condition could suffer and the funding requirement for such refunds could strain our cash on hand or otherwise force us to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations or seek additional capital in order to raise the cash necessary to make such refunds. As of December 31, 2013, the discounted value of initiation deposits that may be refunded in future years (not including the next 12 months) is $204.2 million. For more information on our initiation deposit amounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

While we will make a refund to any member whose initiation deposit is eligible to be refunded, we may be subject to various states’ escheatment laws with respect to initiation deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically 3 to 5 years. We currently do not remit to states any amounts relating to initiation deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation deposits. The analysis of the potential application of escheatment laws to our initiation deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that initiation deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

In addition, most of the states in which we conduct business have hired third-party auditors to conduct unclaimed and abandoned property audits of our operations. Certain categories of property, such as uncashed payroll checks or uncashed vendor payments, are escheatable in the ordinary course of business and we have entered into closing agreements with the majority of the states regarding the escheatment of cash amounts for such categories and have remitted these amounts to the respective states; however, the audits have not been terminated. We have communicated with several states represented by such auditors, who have sought additional information related to initiation deposits eligible to be refunded to members located in their respective states. If a state were to initiate legal proceedings under its applicable laws in order to have us remit initiation deposits eligible to be refunded to certain members that have not been previously refunded to such members during the state's dormancy period, we expect to vigorously defend our position on the matter. However, if we are ultimately unsuccessful in arguing our right to continue holding such amounts, we may be forced to pay such amounts to the claiming state(s). While we believe we have strong arguments against any potential claims for the escheatment of unclaimed initiation deposits made under state escheatment laws, if a material portion of the initiation deposits otherwise eligible to be refunded were awarded to any state(s), our financial condition could be materially and adversely affected and we may be required to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations or seek additional capital in order to raise the corresponding cash required to satisfy such awards. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet such obligations or that these actions would be permitted under the terms of our existing or future debt agreements.

Our ability to attract and retain members depends heavily on successfully locating our clubs in suitable locations, and any impairment of a club location, including any decrease in member or customer traffic, could impact our results of operations.

Our approach to identifying clubs in suitable locations typically favors locations where our facilities are or can become a part of the community. As a result, our clubs are typically located near urban and residential centers that we believe are consistent with our members’ lifestyle choices. Memberships and sales at these locations are derived, in part, from proximity to key local landmarks, business centers, facilities and residential areas. We may be forced to close clubs or club locations may become unsuitable due to, and such clubs’ results of operations may be harmed by, among other things:

•	economic downturns in a particular area;

•	competition from nearby recreational or entertainment venues;

•	changing demographics in a particular market or area;

•	changing lifestyle choices of consumers in a particular market; and

•	the closing or declining popularity of other businesses and entertainment venues located near our clubs.

For example, in December 2010, we terminated our lease agreement and discontinued operations of the Renaissance Club, a business club in Detroit, Michigan, a city particularly hard hit by the recession. Changes in areas around our club locations could render such locations unsuitable and cause memberships at such clubs to decline, which would harm our results of operations.

We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our clubs in any of these areas could harm our results of operations.

As of December 31, 2013, we operated multiple clubs in several metropolitan areas, including fifteen in and around Dallas, Texas, twelve near Houston, Texas, eight in the greater Los Angeles, California region, four near Sacramento, California, four in and around Phoenix, Arizona, eight in the greater Atlanta, Georgia region, five in the Raleigh/Durham area and five in the Austin, Texas area. As a result, any prolonged disruption in the operations of our clubs in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the clubs as a result of a natural disaster, fire or any other reason, could harm our results of operations or may result in club closures. In addition, some of the metropolitan areas where we operate clubs have been disproportionately affected by the recession and the decline in home prices and increase in foreclosure rates, and could continue to be disproportionately affected by a renewed economic downturn. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

Seasonality may adversely affect our business and results of operations.

Our quarterly results fluctuate as a result of a number of factors. Usage of our golf and country club facilities declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. Our business clubs typically generate a greater share of their annual revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the first, second and third fiscal quarters each consist of 12 weeks, whereas the fourth quarter consists of 16 or 17 weeks. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and cash flows in the first quarter. This seasonality means our business and results of operations are disproportionately vulnerable to the occurrence of other risks during the periods of increased member usage due to the larger percentage of revenues we generate during such times.

Competition in the industry in which we compete could have a material adverse effect on our business and results of operations.

We operate in a highly competitive industry, and compete primarily on the basis of reputation, featured facilities, location, quality and breadth of member product offerings and price. As a result, competition for market share in the industry in which we compete is significant. In order to succeed, we must take market share from local and regional competitors and sustain our membership base in the face of increasing recreational alternatives available to our existing and prospective members.

Our business clubs compete on a local and regional level with restaurants and other business and social clubs. The number and variety of competitors in this business varies based on the location and setting of each facility, with some situated in intensely competitive upscale urban areas characterized by frequent innovations in the products and services offered by competing restaurants and other business, dining and social clubs. In addition, in most regions, these businesses are in constant flux as new restaurants and other social and meeting venues open or expand their amenities. As a result of these characteristics, the supply in a given region often exceeds the demand for such facilities, and any increase in the number or quality of restaurants and other social and meeting venues, or the products and services they provide, in a given region could significantly impact the ability of our clubs to attract and retain members, which could harm our business and results of operations.

Our golf and country club facilities compete on a local and regional level with other country clubs and golf facilities. The level of competition in the golf and country club facility business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a negative impact on our business and results of operations.

Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative venues for recreational pursuits, such as multi-use sports and athletic centers. In addition, member-owned and individual privately-owned clubs may be able to create a perception of exclusivity that we have difficulty replicating given the diversity of our portfolio and the scope of our holdings. To the extent these alternatives succeed in diverting actual or prospective members away from our facilities or affect our membership rates, our business and results of operations could be harmed.

Our future success is substantially dependent on the continued service of our senior management and key employees.

The loss of the services of our senior management could make it more difficult to successfully operate our business and achieve our business goals. We also may be unable to retain existing management and key employees, including club managers, membership sales and support personnel, which could result in harm to our member and employee relationships, loss of expertise or know-how and unanticipated recruitment and training costs. In addition, we have not obtained key man life insurance policies for any of our senior management team. As a result, it may be difficult to cover the financial loss if we were to lose the services of any members of our senior management team. The loss of members of our senior management team or key employees could have an adverse effect on our business and results of operations.

Our large workforce subjects us to risks associated with increases in the cost of labor as a result of increased competition for employees, higher employee turnover rates and required wage increases and health benefit coverage, lawsuits or labor union activity.

Labor is our primary property‑level operating expense. As of December 31, 2013, we employed approximately 12,800 hourly-wage and salaried employees at our clubs and corporate offices. For the fiscal year ended December 31, 2013, labor-related expense accounted for 50.1% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federal or state minimum wage or other employee benefit costs. For example, we are continuing to assess the impact of federal health care reform law and regulations on our health care benefit costs, which will likely increase the amount of healthcare expenses paid by us. If labor-related expenses increase, our operating expense could increase and our business, financial condition and results of operations could be harmed.

We are subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations.

From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. In addition, future legislation could amend the National Labor Relations Act to make it easier for unions to organize and obtain collectively bargained benefits, which could increase our operating expenses and negatively affect our financial condition and results of operations.

Increases in our cost of goods, rent, water, utilities and taxes could reduce our operating margins and harm our business, financial condition and results of operations.

Increases in operating costs due to inflation and other factors may not be directly offset by increased revenue. Our most significant operating costs, other than labor, are our cost of goods, water, utilities, rent and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control.

Our cost of goods such as food and beverage costs account for a significant portion of our total property‑level operating expense. Cost of goods represented 14.6% of our total operating expense for the fiscal year ended December 31, 2013. While we have not experienced material increases in the cost of goods, if our cost of goods increased significantly and we are not able to pass along those increased costs to our members in the form of higher prices or otherwise, our operating margins would suffer, which would have an adverse effect on our business, financial condition and results of operations.

In addition, rent accounts for a significant portion of our property‑level operating expense. Rent expense represented 4.4% of our total operating expense for the fiscal year ended December 31, 2013. Significant increases in our rent costs would increase our operating expense and our business, financial condition and results of operations may suffer.

Utility costs, including water, represented 5.3% of our total operating expense for the fiscal year ended December 31, 2013. The prices of utilities are volatile, and shortages sometimes occur. In particular, municipalities are increasingly placing restrictions on the use of water for golf course irrigation and increasing the cost of water. Significant increases in the cost of our utilities, or any shortages, could interrupt or curtail our operations and lower our operating margins, which could have a negative impact on our business, financial condition and results of operations.

Each of our properties is subject to real and personal property taxes. During the fiscal year ended December 31, 2013, we paid approximately $16.4 million in property taxes. The real and personal property taxes on our properties may increase or decrease as tax rates change and as our clubs are assessed or reassessed by taxing authorities. If real and personal property taxes increase, our financial condition and results of operations may suffer.

We have concentrated our investments in golf-related and business real estate and facilities, which are subject to numerous risks, including the risk that the values of our investments may decline if there is a prolonged downturn in real estate values.

Our operations consist almost entirely of golf-related and business club facilities that encompass a large amount of real estate holdings. Accordingly, we are subject to the risks associated with holding real estate investments. A prolonged decline in the popularity of golf-related or business club services, such as private dining, could adversely affect the value of our real estate holdings and could make it difficult to sell facilities or businesses.

Our real estate holdings (including our long-term leaseholds) are subject to risks typically associated with investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned, expenses incurred and capital appreciation generated by the related properties. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and time-consuming to expand, modify or renovate older properties. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have an adverse impact on our business, financial condition or results of operations.

The illiquidity of real estate may make it difficult for us to dispose of one or more of our properties or negatively affect our ability to profitably sell such properties.

We may from time to time decide to dispose of one or more of our real estate assets. Because real estate holdings generally, and clubs like ours in particular, are relatively illiquid, we may not be able to dispose of one or more real estate assets on a timely basis. In some circumstances, sales may result in investment losses which could adversely affect our financial condition. The illiquidity of our real estate assets could mean that we continue to operate a facility that management has identified for disposition. Failure to dispose of a real estate asset in a timely fashion, or at all, could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to plan for and react to changes in the economy, our industry or our business and prevent us from meeting our indebtedness obligations.

As of December 31, 2013, we were significantly leveraged and our total debt balance was approximately $649.7 million. Our substantial degree of leverage could have important consequences for our investors, including the following:

•
it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate or other purposes;

•
a substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, strategic initiatives, capital expenditures, dividends, acquisitions and other business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•
certain of our borrowings, including borrowings under the secured credit facilities entered into on November 30, 2010, as amended (the “Secured Credit Facilities”), are at variable rates of interest, exposing us to the risk of increased interest rates;

•
it may limit our flexibility in planning for, or our ability to adjust to, changes in our business or the industry in which we operate, and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

We may not be able to generate sufficient cash to service all of our indebtedness and be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot guarantee that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of the requisite operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Secured Credit Facilities and the indenture that governs the 10% Senior Notes due December 1, 2018 (the “Senior Notes”) issued by our subsidiary ClubCorp Club Operations, Inc. restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under the Secured Credit Facilities could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

While the terms of the indenture governing the Senior Notes limit, but do not fully prohibit us from doing so, we may be able to incur substantial additional indebtedness in the future. As of December 31, 2013, $120.5 million was available for borrowing under the revolving credit facility under the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities also allows for additional capacity of $75.0 million in revolving credit and term loan capacity combined and additional capacity for incremental revolving credit and/or term loan commitments thereafter if certain covenants are met. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Restrictive covenants may adversely affect our operations.

The Secured Credit Facilities and the indenture governing the Senior Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	make investments;

•	create restrictions on the payment of dividends or other amounts to us;

•	sell stock of our subsidiaries;

•	transfer or sell assets;

•	create liens;

•	enter into transactions with affiliates; and

•	enter into mergers or consolidations.

In addition, the restrictive covenants in the Secured Credit Facilities require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot guarantee that we will meet them. A breach of any of these covenants could result in a default under the Secured Credit Facilities. Upon the occurrence of an event of default under the Secured Credit Facilities, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Secured Credit Facilities. If the lenders under the Secured Credit Facilities accelerate the repayment of borrowings, the holders of the Senior Notes could declare a cross-default, and we cannot guarantee that we will have sufficient assets to repay the Secured Credit Facilities, the Senior Notes, and our other indebtedness, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under the Secured Credit Facilities, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As of December 31, 2013, the interest rate on the term loan facility under the Secured Credit Facilities was the higher of (i) 4.0% (“Floor”) and (ii) an elected LIBOR plus a margin of 3.0% (less the impact of an interest rate cap agreement that limits our exposure on the elected LIBOR to 2.0% on a notional amount of $155.0 million). This term loan facility is effectively subject to the Floor until LIBOR exceeds 1.0%. As of December 31, 2013, LIBOR was below1.0%, such that a hypothetical 0.5% increase in LIBOR applicable to this term loan facility would not result in an increase in interest expense.

Timing, budgeting and other risks could delay our efforts to develop, redevelop or renovate the properties that we own, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

We must regularly expend capital to construct, maintain and renovate the properties that we own in order to remain competitive, pursue our business strategies, maintain and build the value and brand standards of our properties and comply with applicable laws and regulations. In addition, we must periodically upgrade or replace the furniture, fixtures and equipment necessary to operate our business. These efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including labor and materials) that may increase project costs;

•	obtaining zoning, occupancy and other required permits or authorizations;

•	governmental restrictions on the size or kind of development;

•	force majeure events, including earthquakes, tornadoes, hurricanes or floods;

•	design defects that could increase costs; and

•	environmental concerns which may create delays or increase costs.

These projects create an ongoing need for cash, which if not generated by operations or otherwise obtained is subject to the availability of credit in the capital markets. Our ability to spend the money necessary to maintain the quality of our properties is significantly impacted by the cost and availability of capital, over which we have little control.

The timing of capital improvements can affect property performance, including membership sales, retention and usage, particularly if we need to close golf courses or a significant number of other facilities, such as ballrooms, meeting spaces or dining areas. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.

If we are not able to begin operating properties as scheduled, or if investments harm or fail to improve our performance, our ability to compete effectively would be diminished and our business and results of operations could be adversely affected.

We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances; and we may also seek to divest some of our properties and other assets, any of which may be unsuccessful or divert our management’s attention.

We continually evaluate opportunities to expand our business through strategic and complementary acquisitions of attractive properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, properties or assets as well as alliances with third parties are subject to risks that could affect our business, including risks related to:

•	spending cash, incurring debt, or issuing equity;

•	assuming contingent liabilities;

•	creating additional expenses; or

•	use of management’s time and attention.

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of the Secured Credit Facilities, the indenture governing the Senior Notes or other indebtedness we may incur.

The success of any such acquisitions or investments will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations. We may experience difficulty with integrating acquired businesses, properties or other assets, including difficulties relating to:

•	geographic diversity;

•	integrating information technology systems; and

•	retaining members.

We depend on third parties in our joint ventures and collaborative arrangements, which may limit our ability to manage risk.

As of December 31, 2013, we owned eight properties in partnership with other entities, including joint ventures relating to six of our golf facilities, one of our business clubs and certain realty interests which we define as “Non-Core Development Entities”, and may in the future enter into further joint ventures or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the risk that we may not be able to sell or dispose of our interest as a result of buy/sell rights that may be imposed by the joint venture agreement, the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and the risk that our partner may be able to veto actions which may be in our best interests. Consequently, actions by a partner might subject clubs owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our partners, or our partners could take actions binding on the joint venture without our consent. Any of the foregoing could have a negative impact on the joint venture or its results of operations, and subsequently on our business or results of operations.

Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We carry commercial liability, fire, flood, earthquake, catastrophic wind and extended insurance coverage, as applicable, from solvent insurance carriers on all of our properties. We believe that the policy specifications and insured limits are adequate for foreseeable losses with terms and conditions that are reasonable and customary for similar properties and that all of our existing golf and business clubs are insured within industry standards. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations or the replacement cost of any lost investment. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues from the property. Additionally, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations and we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry does not sufficiently cover damages or other losses, our business, financial condition and results of operations could be harmed.

In addition, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we maintain business interruption insurance, but there can be no assurance that the coverage for a severe or prolonged business interruption at one or more of our clubs would be adequate. Moreover, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business, financial condition and results of operations.

Accidents or injuries in our clubs or in connection with our operations may subject us to liability, and accidents or injuries could negatively impact our reputation and attendance, which would harm our business, financial condition and results of operations.

There are inherent risks of accidents or injuries at our properties or in connection with our operations, including injuries from premises liabilities such as slips, trips and falls. If accidents or injuries occur at any of our properties, we may be held liable for costs related to the injuries. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but there can be no assurance that our liability insurance will be adequate or available at all times and in all circumstances. There can also be no assurance that the liability insurance we have carried in the past was adequate or available to cover any liability related to previous incidents. Our business, financial condition and results of operations could be harmed to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

Adverse litigation judgments or settlements could impair our financial condition and results of operations or limit our ability to operate our business.

In the normal course of our business, we are often involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, including current or former members, guests who use our properties, our employees or regulators. Any significant adverse litigation judgments or settlements could limit our ability to operate our business and negatively impact our financial condition and results of operations.

The failure to comply with regulations relating to public facilities or the failure to retain licenses relating to our properties may harm our business and results of operations.

Our business is subject to extensive federal, state and local government regulation in the various jurisdictions in which our clubs are located, including regulations relating to alcoholic beverage control, public health and safety, environmental hazards and food safety. Alcoholic beverage control regulations require each of our clubs to obtain licenses and permits to sell alcoholic beverages on the premises. The failure of a club to obtain or retain its licenses and permits would adversely affect that club’s operations and profitability. We may also be subject to dram shop statutes in certain states, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop lawsuit in excess of liability coverage could have a material adverse effect on our operations.

We are also subject to the Americans with Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008 (the “ADA”), which, among other things, may require certain renovations to our facilities to comply with access and use requirements. A determination that we are not in compliance with the ADA or any other similar law or regulation could result in the imposition of fines or an award of damages to private litigants. While we believe we are operating in substantial compliance, and will continue to remove architectural barriers in our facilities when readily achievable, in accordance with current applicable laws and regulations, there can be no assurance that our expenses for compliance with these laws and regulations will not increase significantly and harm our business, financial condition and results of operations.

Businesses operating in the private club industry are also subject to numerous other federal, state and local governmental regulations related to building and zoning requirements and the use and operation of clubs, including changes to building codes and fire and life safety codes, which can affect our ability to obtain and maintain licenses relating to our business and properties. If we were required to make substantial modifications at our clubs to comply with these regulations, our business, financial condition and results of operations could be negatively impacted.

Our operations and our ownership of property subject us to environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

Our properties and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our club facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing regarding our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

In addition, some projects to improve, upgrade or expand our golf clubs may be subject to environmental review under the National Environmental Policy Act and, for projects in California, the California Environmental Quality Act. Both acts require that a specified government agency study any proposal for potential environmental impacts and include in its analysis various alternatives. Our improvement proposals may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may harm our business, investments and results of operations.

We are subject to laws and regulations enacted by national, state and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have an adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business, investments and results of operations.

Failure to comply with privacy regulations or maintain the integrity of internal or customer data could result in faulty business decisions or harm to our reputation or subject us to costs, fines or lawsuits.

Certain information relating to our members and guests, including personally identifiable information and credit card numbers, is collected and maintained for a period of time for various business purposes, including maintaining records of member preferences to enhance our customer service and for billing, marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our members expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. Privacy regulation is an evolving area in which different jurisdictions (within or outside the United States) may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our members and guests and market our properties and services to our members and guests. A theft, loss, misappropriation, fraudulent or unlawful use of customer, employee or company data, including cyber attacks, could harm our reputation, result in loss of members or business disruption or result in remedial and other costs, fines or lawsuits. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) could result in fines or restrictions on our use or transfer of data. Any of these matters could adversely affect our business, financial condition or results of operations.

The operation of our business relies on technology, and operational risks may disrupt our businesses, result in losses or limit our growth.

We invest in and license technology and systems for property management, procurement, membership records and specialty programs. We believe that we have designed, purchased and installed appropriate information systems to support our business. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our requirements and growth, or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate our requirements and growth, or an increase in costs related to maintaining and developing such information systems, including associated labor costs, could have a material adverse effect on us. Further, there can be no assurance that as various systems and technologies become outdated or new technology is required that we will be able to replace or introduce them as quickly as our competitors or within budgeted costs and timeframes. In addition, we rely on third‑party service providers for certain aspects of our business. Additionally, while we have cyber security procedures in place, a security breach could disrupt our business and have a material adverse effect on us. Any interruption or deterioration in the performance of our information systems could impair the quality of our operations and could impact our reputation and hence adversely affect our business and limit our ability to grow.

We may be required to write-off a portion of our goodwill, indefinite lived intangible asset, and/or long-lived asset balances as a result of a prolonged and severe economic recession.

Under generally accepted accounting principles in the United States (“GAAP”), we are required to test goodwill, and indefinite lived intangible assets annually as well as on an interim basis or whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. GAAP also requires that we test long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. Our evaluation of the recoverability of goodwill includes analysis of the discounted future free cash flows that a reporting unit is expected to generate and an analysis, which is based upon a comparison of reporting units to similar companies utilizing a purchase multiple of earnings before interest, taxes, depreciation and amortization. We evaluate the recoverability of indefinite lived intangible assets using the relief from royalty method which estimates our theoretical royalty savings from ownership of the intangible asset. Our evaluation of the recoverability of long-lived assets includes comparison of the future undiscounted cash flows of an asset group over our expected holding period to the carrying value of the long-lived assets of an asset group. If the recoverability test is not met, we compare the carrying value of the property to its fair value, which may result in an impairment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”. If a severe prolonged economic downturn were to occur, it could cause less than expected growth or a reduction in terminal values of our assets and could result in a goodwill, indefinite lived intangible asset, or long-lived asset impairment charge negatively impacting our results of operations.

We are subject to tax examinations of our tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions and may be subject to similar examinations in the future. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. Intercompany transactions associated with provision of services and cost sharing arrangements, as well as those associated with the ClubCorp Formation from November 30, 2010 (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—ClubCorp Formation”), are complex and affect our tax liabilities. We are currently undergoing an IRS audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years and have received notification of assessments by the Mexican taxing authorities related to two of these foreign subsidiaries which we are protesting. It is likely that within the next 12 months our unrecognized tax benefits will be adjusted to reflect the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have a material adverse effect on our operating results and financial condition.

The cancellation of certain indebtedness in connection with the ClubCorp Formation resulted in cancellation of indebtedness income to us. Should the estimates and judgments used in our calculation of such cancellation of indebtedness income prove to be inaccurate, our financial results could be materially affected.

Cancellation of debt income occurred for U.S. federal income tax purposes in connection with the consummation of the ClubCorp Formation due to the forgiveness of $342.3 million of debt owed under the then existing secured credit facilities. We took the position that substantially all of such income was not includible in our taxable income under Section 108 of the Internal Revenue Code of 1986, as amended (the “Code”). We are currently undergoing an IRS audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. The calculation of the amount of cancellation of indebtedness income recognized in connection with the ClubCorp Formation is complex and involves significant judgments and interpretations on our part, including the value of any assets at such time. Should the estimates and judgments used in our calculation of cancellation of indebtedness income prove unsustainable, it could have a material adverse effect on our operating results and financial condition.

Risks Relating to Our Capital Structure
We are controlled by affiliates of KSL, whose interests may be different than the interests of other investors.

As of December 31, 2013, affiliates of KSL beneficially owned approximately 64% of our common stock. As a result, affiliates of KSL have the ability to elect all of the members of our Board of Directors and thereby may be able to indirectly control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated articles of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, KSL’s affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, KSL’s affiliates could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets.

KSL is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, including investments in the leisure and hospitality industries.

Our amended and restated articles of incorporation provide that none of KSL’s affiliates or any director who is not employed by us will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KSL’s affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as affiliates of KSL continue to own a significant amount of our combined voting power, they will continue to be able to strongly influence or effectively control our decisions. So long as KSL’s affiliates collectively own at least 5% of all outstanding shares of our stock they will be able to nominate individuals to our Board of Directors pursuant to our amended and restated articles of incorporation. In addition, KSL’s affiliates will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of additional shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Shares held by affiliates of KSL and certain of our directors, officers and employees are “restricted securities” as defined by Rule 144 of the Securities Act (“Rule 144”) and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.

As of December 31, 2013, shares covered by registration rights represent approximately 64% of our outstanding common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, the shares of our common stock reserved for future issuance under the ClubCorp Holdings, Inc. 2012 Stock Award Plan, which was amended and restated August 14, 2013 (the “Stock Plan”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. A total of 4,000,000 shares of common stock has been reserved for issuance under the
Stock Plan.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in dilution to you.

Our amended and restated articles of incorporation designate the Eighth Judicial District Court of Clark County, Nevada, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and therefore limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated articles of incorporation provide that, to the fullest extent permitted by law, and unless we consent to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada shall be the sole and exclusive forum for any (i) derivative action or proceeding brought in the name or right of the corporation or on its behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to the corporation or any of our stockholders, (iii) any action arising or asserting a claim arising pursuant to any provision of Chapters 78 or 92A of the NRS or any provision of the corporation’s articles of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the corporation’s articles of incorporation or bylaws or (v) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated articles of incorporation further provide that any person purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed, to the fullest extent permitted by law, to have notice of and consented to the foregoing provision.

We believe the choice-of-forum provision in our amended and restated articles of incorporation will help provide for the orderly, efficient and cost-effective resolution of Nevada-law issues affecting us by designating courts located in the State of Nevada (ClubCorp’s state of incorporation) as the exclusive forum for cases involving such issues. However, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. While there is no Nevada case law addressing the enforceability of this type of provision, Nevada courts have on prior occasion found persuasive authority in Delaware case law in the absence of Nevada statutory or case law specifically addressing an issue of corporate law. The Court of Chancery of the State of Delaware ruled in June 2013 that choice-of-forum provisions of a type similar to those included in our amended and restated articles of incorporation are not facially invalid under corporate law and constitute valid and enforceable contractual forum selection clauses. However, if a court were to find the choice-of-forum provision in our amended and restated articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. The market price of our stock is subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation or regulatory investigations or actions;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We cannot assure you that we will continue to declare and pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

On December 10, 2013, our Board of Directors adopted a policy to pay a regular quarterly cash dividend on our Common Stock, at an annual rate of $0.48 per share, subject to quarterly declaration, commencing in the first calendar quarter of 2014. The payment of such quarterly dividends and any future dividends will be at the discretion of our Board of Directors and is subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in ClubCorp. This appreciation may not occur and our stock may in fact depreciate in value.

If securities analysts do not continue to publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide, among other things:

•	a classified Board of Directors with staggered three-year terms;

•
the ability of our Board of Directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;

•	the right of KSL’s affiliates, determined in proportion to their collective ownership of our common stock, to nominate at least a certain percentage of the members of our Board of Directors;

•	certain limitations on convening special stockholder meetings and stockholder action by written consent;

•
that, except in limited circumstances specified in our amended and restated articles of incorporation, if KSL’s affiliates own less than 40% of the voting power of our capital stock entitled to vote in the election of directors, then certain provisions of our amended and restated articles of incorporation may be amended only by the affirmative vote of the holders (which must include at least one of certain specified affiliates of KSL, so long as affiliates of KSL beneficially own, in the aggregate, at least 5% of the voting power of our capital stock entitled to vote generally in the election of directors) of at least two-thirds of the voting power of our outstanding capital stock entitled to vote on such amendment; and

•
that if KSL’s affiliates own less than 40% of the voting power of our capital stock entitled to vote in the election of directors, then our stockholders may adopt amendments to our amended and restated bylaws only by the affirmative vote of the holders (which must include at least one of certain specified KSL’s affiliates, so long as KSL’s affiliates beneficially own, in the aggregate, at least 5% of the voting power of our capital stock entitled to vote generally in the election of directors) of at least two-thirds of the voting power of our outstanding capital stock entitled to vote on such amendment.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

We are a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) rules and the rules of the SEC. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

As of December 31, 2013, affiliates of KSL continue to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our Board of Directors consist of “independent directors” as defined under the rules of the NYSE;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

We utilize certain of these exemptions. As a result, we will not have a majority of independent directors, our nominating and corporate governance committee, and compensation committee will not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act and we cannot be certain if the reduced disclosure requirements and exemptions applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including, among other things:

•	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

•	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and

•
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board.

We will be an emerging growth company until December 25, 2018, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenue of $1 billion or more, (ii) the date on which we have, during the previous three‑year period, issued more than $1 billion in non-convertible debt or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter. If some investors find our common stock less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile.

As described above, if we continue to qualify as an emerging growth company, we need not comply with the auditor attestation provisions of Section 404 for several years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and that management expend time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

When the available exemptions under the JOBS Act, as described above, cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the various reporting requirements applicable to other public companies. We cannot predict or estimate the amount of or timing of additional costs we may incur as a result of these reporting requirements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of March 14, 2014, our portfolio consists of 156 clubs located in 25 states, the District of Columbia and two foreign countries. Our golf and country clubs include 86 private country clubs, 14 semi-private clubs and 7 public golf courses. Our business, sports and alumni clubs include 30 business clubs, 12 business and sports clubs, 6 alumni clubs, and 1 sports club. We own the underlying real estate for 83 of our golf and country clubs (consisting of over 18 thousand acres of fee simple real estate) and lease, manage or operate through joint ventures the remaining 24 golf and country clubs. Likewise, we own one business club and lease, manage or operate through a joint venture the remaining 48 business, sports and alumni clubs.

We believe our leased corporate office space in Dallas, Texas, and the clubs in our portfolio are well maintained and occupy sufficient space to meet our operating needs. During the normal course of business, we evaluate lease terms and club locations and may elect to relocate or combine locations as we see fit.

The following tables illustrate our clubs by segment, location, type of club, and size either in terms of golf holes for golf and country clubs or approximate square footage for business, sports and alumni clubs, as of March 14, 2014. Subject to certain exceptions, the obligations under the Secured Credit Facilities are secured by mortgages on material fee-owned clubs.

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
California Region
Aliso Viejo Golf Club	Private Country Club	Los Angeles	CA	18
Braemar Country Club	Private Country Club	Los Angeles	CA	27
Canyon Crest Country Club	Private Country Club	Los Angeles	CA	18
Coto de Caza Golf & Racquet Club	Private Country Club	Los Angeles	CA	36
Crow Canyon Country Club	Private Country Club	San Francisco	CA	18
Desert Falls Country Club	Private Country Club	Palm Springs	CA	18
Morgan Run Club & Resort	Private Country Club	Sante Fe	CA	27
Porter Valley Country Club	Private Country Club	Los Angeles	CA	18
Shadowridge Country Club	Private Country Club	San Diego	CA	18
Spring Valley Lake Country Club	Private Country Club	Los Angeles	CA	18
Airways Golf Club	Public Golf	Fresno	CA	18
Empire Ranch Golf Club	Public Golf	Sacramento	CA	18
Indian Wells Country Club	Private Country Club	Palm Springs	CA	36
Mission Hills Country Club	Private Country Club	Palm Springs	CA	54
Teal Bend Golf Club	Public Golf	Sacramento	CA	18
Turkey Creek Golf Club	Public Golf	Sacramento	CA	18
Granite Bay Golf Club	Private Country Club	Sacramento	CA	18
Texas Region
April Sound Country Club	Private Country Club	Houston	TX	27

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
Bay Oaks Country Club	Private Country Club	Houston	TX	18
Brookhaven Country Club	Private Country Club	Dallas	TX	54
Canyon Creek Country Club	Private Country Club	Dallas	TX	18
The Club at Cimarron	Private Country Club	Mission	TX	18
Fair Oaks Ranch Golf & Country Club	Private Country Club	San Antonio	TX	36
The Club at Falcon Point	Private Country Club	Houston	TX	18
Gleneagles Country Club	Private Country Club	Dallas	TX	36
Hackberry Creek Country Club	Private Country Club	Dallas	TX	18
Hearthstone Country Club	Private Country Club	Houston	TX	27
Hollytree Country Club	Private Country Club	Tyler	TX	18
The Clubs of Kingwood at Deerwood	Private Country Club	Houston	TX	18
The Clubs of Kingwood at Kingwood	Private Country Club	Houston	TX	72
Las Colinas Country Club	Private Country Club	Dallas	TX	18
Lost Creek Country Club	Private Country Club	Austin	TX	18
Oakmont Country Club	Private Country Club	Dallas	TX	18
Prestonwood Country Club - The Hills	Private Country Club	Dallas	TX	18
Prestonwood Country Club - The Creek	Private Country Club	Plano	TX	18
Shady Valley Golf Club	Private Country Club	Dallas	TX	18
Stonebriar Country Club	Private Country Club	Dallas	TX	36
Stonebridge Country Club	Private Country Club	Dallas	TX	18
The Ranch Country Club at Stonebridge	Private Country Club	Dallas	TX	27
Lakeway Country Club	Private Country Club	Austin	TX	36
Flintrock Golf Club at Lakeway	Private Country Club	Austin	TX	18
The Hills Country Club at Lakeway	Private Country Club	Austin	TX	18
Timarron Country Club	Private Country Club	Dallas	TX	18
Trophy Club Country Club	Private Country Club	Dallas	TX	36
Walnut Creek Country Club	Private Country Club	Dallas	TX	36
Wildflower Country Club	Private Country Club	Temple	TX	18
Willow Creek Golf Club	Private Country Club	Houston	TX	18
West Region
Anthem Golf & Country Club	Private Country Club	Phoenix	AZ	18
Ironwood Club at Anthem	Private Country Club	Phoenix	AZ	18
Gainey Ranch Golf Club	Private Country Club	Phoenix	AZ	27
Seville Golf & Country Club	Private Country Club	Phoenix	AZ	18
Aspen Glen Club	Private Country Club	Rocky Mountain	CO	18
Canyon Gate Country Club	Private Country Club	Las Vegas	NV	18
Bear’s Best Las Vegas	Public Golf	Las Vegas	NV	18
Canterwood Golf & Country Club	Private Country Club	Seattle	WA	18
Midwest Region
Knollwood Country Club	Private Country Club	South Bend	IN	36
Nicklaus Golf Club at LionsGate	Private Country Club	Kansas City	KS	18
Oak Pointe Country Club	Private Country Club	Detroit	MI	36
Firestone Country Club	Private Country Club	Akron	OH	63
Quail Hollow Country Club	Private Country Club	Cleveland	OH	36
Silver Lake Country Club	Private Country Club	Akron	OH	18
Mid-Atlantic Region
Devils Ridge Golf Club	Private Country Club	Raleigh/Durham	NC	18
Lochmere Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
Nags Head Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
Neuse Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
The Currituck Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
Bluegrass Yacht & Country Club	Private Country Club	Nashville	TN	18
Chantilly National Golf and Country Club	Private Country Club	Centreville	VA	18
Greenbrier Country Club	Private Country Club	Norfolk	VA	18
Piedmont Club	Private Country Club	Washington, D.C.	VA	18
River Creek Club	Private Country Club	Washington, D.C.	VA	18
Stonehenge Golf & Country Club	Private Country Club	Richmond	VA	18
Northeast Region
Ipswich Country Club	Private Country Club	Boston	MA	18
Hartefeld National Golf Club	Private Country Club	Avondale	PA	18
Diamond Run Golf Club	Private Country Club	Pittsburgh	PA	18
Treesdale Golf & Country Club	Private Country Club	Pittsburgh	PA	27
Cherry Valley Country Club	Private Country Club	Skillman	NJ	18
Hamlet Golf & Country Club	Private Country Club	Long Island	NY	18
Willow Creek Golf & Country Club	Public Golf	Long Island	NY	18
Wind Watch Golf & Country Club	Semi‑Private Golf Club	Long Island	NY	18
Southeast Region
Diamante Golf Club	Private Country Club	Hot Springs Village	AR	18
Countryside Country Club	Private Country Club	Clearwater	FL	27
Debary Golf & Country Club	Semi-Private Golf Club	Orlando	FL	18
Deercreek Country Club	Private Country Club	Jacksonville	FL	18
East Lake Woodlands Country Club	Private Country Club	Oldsmar	FL	36
Haile Plantation Golf & Country Club	Private Country Club	Gainesville	FL	18
Hunter’s Green Country Club	Private Country Club	Tampa	FL	18
Monarch Country Club	Private Country Club	Palm Beaches	FL	18
Queens Harbour Yacht & Country Club	Semi-Private Golf Club	Jacksonville	FL	18
Tampa Palms Golf & Country Club	Private Country Club	Tampa	FL	18
Stone Creek Golf Club	Semi-Private Golf Club	Ocala	FL	18
LPGA International	Semi-Private Golf Club	Daytona Beach	FL	36
Country Club of Gwinnett	Semi-Private Golf Club	Atlanta	GA	18
Country Club of the South	Private Country Club	Atlanta	GA	18
Eagles Landing Country Club	Private Country Club	Atlanta	GA	27
Northwood Country Club	Private Country Club	Atlanta	GA	18
Bear’s Best Atlanta	Public Golf	Atlanta	GA	18
Laurel Springs Golf Club	Private Country Club	Atlanta	GA	18
Southern Trace Country Club	Private Country Club	Shreveport	LA	18
Oak Tree Country Club	Private Country Club	Edmond	OK	36
Country Club of Hilton Head	Private Country Club	Hilton Head	SC	18
Golden Bear Golf Club at Indigo Run	Semi-Private Golf Club	Hilton Head	SC	18
The Golf Club at Indigo Run	Private Country Club	Hilton Head	SC	18
Woodside Plantation Country Club	Private Country Club	Aiken	SC	45
International Region
Cozumel Country Club	Semi-Private Golf Club	Cozumel	Mexico	18
Vista Vallarta Club de Golf	Semi-Private Golf Club	Puerto Vallarta	Mexico	36
Marina Vallarta Club de Golf	Semi-Private Golf Club	Puerto Vallarta	Mexico	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
Total Golf & Country Clubs				2,475
_________________________

(1)	Public golf courses are open to the general public. Semi-private golf clubs offer memberships in addition to limited public play.

Business, Sports and Alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (1)
California Region
City Club on Bunker Hill	Business Club	Los Angeles	CA	27,000
Center Club	Business Club	Los Angeles	CA	22,000
Silicon Valley Capital Club	Business/Sports Club	San Jose	CA	14,000
University Club atop Symphony Towers	Business Club	San Diego	CA	18,000
Texas Region
Greenspoint Club	Business/Sports Club	Houston	TX	40,000
Houston City Club	Business/Sports Club	Houston	TX	130,000
The Downtown Club at Met	Business/Sports Club	Houston	TX	110,000
The Downtown Club at Houston Center	Business/Sports Club	Houston	TX	55,000
The Houston Club	Business Club	Houston	TX	16,000
La Cima Club	Business Club	Dallas	TX	15,000
Plaza Club	Business Club	San Antonio	TX	19,000
Texas Tech University Club	Alumni Club	Lubbock	TX	20,000
Tower Club	Business Club	Dallas	TX	29,000
The University of Texas Club	Alumni Club	Austin	TX	34,000
West Region
Columbia Tower Club	Business Club	Seattle	WA	29,000
Midwest Region
Metropolitan Club	Business/Sports Club	Chicago	IL	60,000
Mid-America Club	Business Club	Chicago	IL	34,000
Skyline Club	Business Club	Indianapolis	IN	16,000
Skyline Club	Business Club	Detroit	MI	20,000
Shoreby Club	Business/Sports Club	Cleveland	OH	21,000
Dayton Racquet Club	Business/Sports Club	Dayton	OH	28,000
The Club at Key Center	Business/Sports Club	Cleveland	OH	34,000
Mid-Atlantic Region
City Club of Washington	Business Club	Washington, D.C.	DC	17,000
Carolina Club	Alumni Club	Chapel Hill	NC	15,000
Capital City Club	Business Club	Raleigh/Durham	NC	18,000
Cardinal Club	Business Club	Raleigh/Durham	NC	22,000
Piedmont Club	Business Club	Winston‑Salem	NC	14,000
Club LeConte	Business Club	Knoxville	TN	18,000
Crescent Club	Business Club	Memphis	TN	14,000
Tower Club Tysons Corner	Business Club	Vienna	VA	23,000
Town Point Club	Business Club	Norfolk	VA	18,000
Northeast Region
University of Massachusetts Club	Alumni Club	Boston	MA	26,000
Boston College Club	Alumni Club	Boston	MA	17,000
The Athletic & Swim Club at Equitable Center	Sports Club	New York City	NY	25,000

Business, Sports and Alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (1)
Pyramid Club	Business Club	Philadelphia	PA	21,000
Rivers Club	Business/Sports Club	Pittsburgh	PA	69,000
Southeast Region
Capital City Club	Business Club	Montgomery	AL	24,000
The Summit Club	Business Club	Birmingham	AL	19,000
University Center Club at Florida State	Alumni Club	Tallahassee	FL	64,000
Centre Club	Business Club	Tampa	FL	14,000
Citrus Club	Business/Sports Club	Orlando	FL	27,000
Tower Club	Business Club	Ft. Lauderdale	FL	12,000
University Club	Business/Sports Club	Jacksonville	FL	28,000
Buckhead Club	Business Club	Atlanta	GA	25,000
The Commerce Club	Business Club	Atlanta	GA	26,000
Capital City Club	Business Club	Columbia	SC	21,000
Commerce Club	Business Club	Greenville	SC	16,000
Harbour Club	Business Club	Charleston	SC	18,000
International Region
Capital Club	Business Club	Beijing	China	60,000
Total Business, Sports and Alumni Clubs				1,462,000
_________________________

(1)	Business, sport and alumni club size is represented in approximate square footage.

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II — FINANCIAL INFORMATION

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “MYCC”. As of March 14, 2014, 64,005,205 shares of common stock were outstanding, held by approximately 1,500 holders of record.

Our common stock began trading on September 20, 2013, during the fourth quarter of fiscal year 2013. During this period, the high and low sales prices of our common stock were $17.93 and $13.51, respectively.

Dividend Policy and Limitations

During the fiscal year ended on December 31, 2013, on December 26, 2012, we declared a cash dividend of $35.0 million to the owners of our common stock. This dividend was paid on December 27, 2012, prior to our IPO. We did not declare or pay any cash dividends on our common stock in the fiscal year ended December 25, 2012.

In December 2013, our Board of Directors adopted a policy to pay, subject to the satisfaction of certain conditions and the availability of funds, a regular quarterly cash dividend of $0.12 per share of common stock, or an indicated annual rate of

$0.48 per share of common stock. In connection with such dividend policy, during the fiscal year ended on December 31, 2013 and on December 10, 2013, we declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to the owners of our common stock. This dividend was paid on January 15, 2014, subsequent to our fiscal year end.

Our ability to pay dividends depends in part on our receipt of cash distributions from our operating subsidiaries, which may be restricted from distributing us cash as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, the ability of our subsidiaries to distribute cash to us is limited by covenants in the credit agreement governing the Secured Credit Facilities and the indenture governing the Senior Notes. The payment of such quarterly dividends and any future dividends will be at the discretion of our Board of Directors.

Issuer Purchases of Equity Securities

During the quarter and year ended December 31, 2013, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information about the Company’s common stock authorized for issuance under the Company's equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	633,963	(1)	$—	(2)	3,366,037	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	633,963		—		3,366,037

(1)	Represents shares reserved for issuance for outstanding RSUs under the Stock Plan.

(2)	All shares issuable under RSUs have no exercise price.

(3)	Represents shares reserved for issuance under the Stock Plan other than shares reserved for issuance related to existing RSUs.

Stock Performance Graph

The total return graph below is presented for the period from September 20, 2013, the day our common stock began trading on the New York Stock Exchange, through December 31, 2013. The comparison assumes that $100 was invested at the market close on September 20, 2013 in: 1) our common stock (“MYCC”), 2) The Russell 2000, 3) The Standard & Poor’s 500 Stock Index and 4) the S&P Leisure Time Select Industry Index. We included the S&P Leisure Time Select Industry Index as we believe we compete in the leisure industry. The total return graph assumes that all dividends were reinvested on the day of payment.

Total Return Stock Performance Graph

$130
$120
$110
$100
$90
9/20/13
9/30/13
10/31/13
11/30/13
12/31/13
ClubCorp Holdings, Inc.
Russell 2000 Index
S&P 500 Index
S&P Leisure Time Select Industry Index

This performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless such filings specifically incorporate the performance graph by reference therein.

Use of Proceeds from Initial Public Offering of Common Stock

On September 25, 2013, we completed our IPO in which we sold 13,200,000 shares of common stock and affiliates of KSL sold 4,800,000 shares. On October 23, 2013, affiliates of KSL sold approximately 2,700,000 additional shares through the underwriters' exercise of an option to purchase these shares as previously disclosed in the prospectus. The shares sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on September 19, 2013. Our common stock is listed on the New York Stock Exchange under the symbol “MYCC”. Shares of common stock were sold at an initial offering price of $14.00 per share. The offering generated net proceeds to us of approximately $168.9 million after deducting underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares of common stock offered by affiliates of KSL.

On October 28, 2013, subsequent to the satisfaction of a notice period, we used the net proceeds received by us from this offering to redeem $145.25 million in aggregate principal amount of the Senior Notes, plus approximately $5.9 million in accrued and unpaid interest thereon, and to pay approximately $14.5 million of redemption premium. This redemption was pursuant to a provision in the indenture governing the Senior Notes that permitted us to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. We also used a portion of the net proceeds received by us from this offering and cash on hand to make a one-time payment of $5.0 million to an affiliate of KSL in connection with the termination of the management agreement with such affiliate of KSL, pursuant to which we were provided financial and management consulting services in exchange for an annual fee of $1 million.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods presented. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2013, our fiscal year was comprised of the 53 weeks ended December 31, 2013. For 2012, 2011 and 2010, our fiscal years were comprised of the 52 weeks ended December 25, 2012, December 27, 2011 and December 28, 2010, respectively.

The statements of operations data set forth below for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011 and the balance sheet data as of December 31, 2013 and December 25, 2012, are derived from our audited consolidated financial statements that are included elsewhere herein. The statements of operations data set forth below for the fiscal year ended December 28, 2010 and the balance sheet data as of December 27, 2011 and December 28, 2010, are derived from our consolidated financial statements that are not included elsewhere herein.

This selected financial data should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes included elsewhere herein.

	Fiscal Years Ended
	December 31, 2013	December 25, 2012	December 27, 2011	December 28, 2010 (1)
Statements of Operations Data:
Revenues:
Club operations	$579,751	$535,274	$513,282	$495,424
Food and beverage	231,673	216,269	203,508	189,391
Other revenues	3,656	3,401	3,172	2,882
Total revenues	815,080	754,944	719,962	687,697
Club operating costs exclusive of depreciation (includes $4,592, $0 and $0 related to equity-based compensation expense in 2013, 2012 and 2011, respectively)	527,787	483,653	468,577	451,286
Cost of food and beverage sales exclusive of depreciation	74,607	68,735	64,256	59,671
Depreciation and amortization	72,073	78,286	93,035	91,700
Provision for doubtful accounts	3,483	2,765	3,350	3,194
Loss (gain) on disposals of assets	8,122	10,904	9,599	(5,380)
Impairment of assets	6,380	4,783	1,173	8,936
Equity in earnings from unconsolidated ventures	(2,638)	(1,947)	(1,487)	(1,309)
Selling, general and administrative (includes $9,625, $0 and $0 related to equity-based compensation expense in 2013, 2012 and 2011, respectively)	64,073	45,343	52,382	38,946
Operating income	61,193	62,422	29,077	40,653
Interest and investment income	345	1,212	138	714
Interest expense	(83,669)	(89,369)	(84,746)	(61,236)
(Loss) gain on extinguishment of debt	(16,856)	—	—	334,423
Other income	—	2,132	3,746	3,929
(Loss) income from continuing operations before income taxes	(38,987)	(23,603)	(51,785)	318,483
Income tax (expense) benefit	(1,681)	7,528	16,421	(57,107)
(Loss) income from continuing operations	$(40,668)	$(16,075)	$(35,364)	$261,376
Loss from discontinued Non-Core Entities, net of tax	—	—	—	(8,270)
Loss from discontinued clubs, net of tax	(12)	(10,917)	(258)	(443)
Net (loss) income	$(40,680)	$(26,992)	$(35,622)	$252,663
Net loss attributable to discontinued Non-Core Entities' noncontrolling interests	—	—	—	1,966
Net income attributable to noncontrolling interests	(212)	(283)	(575)	(346)
Net (loss) income attributable to ClubCorp	$(40,892)	$(27,275)	$(36,197)	$254,283
Per share data (2):
Weighted average shares outstanding, basic	54,172	50,570	50,570	50,570
Weighted average shares outstanding, diluted	54,603	50,570	50,570	50,570

Earnings per common share, basic:
(Loss) income from continuing operations attributable to ClubCorp	$(0.75)	$(0.32)	$(0.71)	$5.16

Earnings per common share, diluted:
(Loss) income from continuing operations attributable to ClubCorp	$(0.75)	$(0.32)	$(0.71)	$5.16

Cash distributions declared per common share (3)	$0.79	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$53,781	$81,965	$50,480	$56,754
Land and non-depreciable land improvements	530,212	531,265	512,260	536,503
Total assets	1,736,217	1,720,547	1,733,474	1,774,059
Long-term debt (net of current portion)	638,112	768,369	784,109	783,916
Total long-term liabilities	1,211,197	1,327,827	1,354,286	1,367,037
Total equity	$237,950	$143,082	$169,126	$202,598

__________________________

(1)
The statements of operations and balance sheet data reflect the ClubCorp Formation from November 30, 2010 (as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— ClubCorp Formation”), which was treated as a reorganization of entities under common control. Prior to November 30, 2010, ClubCorp, Inc. (“CCI”) was a holding company that through its subsidiaries owned and operated golf, country, business, sports and alumni clubs, two full-service resorts and certain other equity and realty interests. The two full service resorts and such other equity, realty and future royalty interests are referred to as the “Non-Core Entities”. The gain on extinguishment of debt was recognized as lenders under certain facilities forgave debt in conjunction with the ClubCorp Formation.

(2)
All share and per share amounts reflect a 1,000 for 1 forward stock split of our common stock that took place on March 15, 2012, a 50 for 1 forward stock split that took place on August 2, 2013 and a 1.0113946 for 1 forward stock split that took place on September 6, 2013.

(3)
During the fiscal year ended December 31, 2013, cash distributions declared included the $35.0 million distribution paid to the owners of our common stock on December 27, 2012, prior to our IPO, and the $7.7 million, or $0.12 per share of common stock, distribution to the owners of our common stock declared on December 10, 2013 and paid subsequent to our fiscal year end on January 15, 2014.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors” or in other sections of this report.

ClubCorp Formation
ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations”, and together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of CCI, which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs.
As a result of the ClubCorp Formation in November 2010, we began incurring increased interest expense as a result of higher aggregate interest rates on our outstanding indebtedness. In addition, our taxpayer status has changed due to taxable gains and certain tax attribute reductions triggered by the ClubCorp Formation that utilized our net operating loss carryforwards.

Overview
We are a leading owner‑operator of private golf and country clubs, business, sports and alumni clubs in North America. As of December 31, 2013, our portfolio of 154 owned or operated clubs, with over 146,000 memberships, serves over 370,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 81 of our 105 golf and country clubs. We lease, manage or operate through joint ventures the remaining 24 golf and country clubs. Likewise, we own one business club and lease, manage or operate through a joint venture the remaining 48 business, sports and alumni clubs. Our facilities are located in 25 states, the District of Columbia and two foreign countries. Our golf and country clubs are designed to appeal to the entire family, fostering member loyalty which we believe allows us to capture a greater share of our member households’ discretionary leisure spending. Our business, sports and alumni clubs are designed to provide our members with a “home away from home” where they can work, network and socialize in private upscale locations. We offer our members privileges throughout our entire collection of clubs, and we believe that our diverse facilities, recreational offerings and social programming enhance our ability to attract and retain members across a number of demographic groups. We also have alliances with other clubs, resorts and facilities located worldwide through which our members can enjoy additional access, discounts, special offerings and privileges outside of our owned and operated clubs. Given the breadth of our products, services and amenities, we believe we offer a compelling value proposition to our members.

Factors Affecting our Business

A significant percentage of our revenues is derived from membership dues, and we believe these dues together with the geographic diversity of our clubs help to provide us with a recurring revenue base that limits the impact of fluctuations in regional economic conditions. Despite the negative impact of the recession, we believe our efforts to position our clubs as focal points in communities with offerings that can appeal to the entire family has enhanced member loyalty and mitigated attrition rates in our membership base compared to the industry as a whole. Additionally, we have closed certain business clubs that were underperforming and terminated certain golf and country club management agreements. See “Club Acquisitions and Dispositions”.
We believe the strength and size of our portfolio of clubs combined with the stability of our membership base will enable us to maintain our position as an industry leader in the future. As the largest owner-operator of private golf and country clubs in the United States, we enjoy economies of scale and a leadership position. We expect to strategically expand and upgrade our portfolio through acquisitions and targeted capital investments. As part of our targeted capital investment program, we plan to focus on facility upgrades to improve our members’ experience and the utilization of our facilities and amenities, which we believe will yield positive financial results.
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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These programs are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such offering is our O.N.E. program, an upgrade offering that combines what we refer to as ‘‘comprehensive club, community and world benefits’’. With this offering, members receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges to more than 200 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 700 renowned hotels, resorts, restaurants and entertainment venues. As of December 31, 2013, approximately 43% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 40% and 38% of memberships that were enrolled in one or more of our upgrade programs as of the end of the past two fiscal years, respectively.

The following tables present our membership counts for continuing operations at the end of the periods indicated. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Fiscal Years Ended
	December 31, 2013	December 25, 2012	Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	81,750	81,112	638	0.8%
New or Acquired Clubs (2)	3,647	1,607	2,040	NM
Total Golf and Country Clubs	85,397	82,719	2,678	3.2%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	61,405	62,046	(641)	(1.0)%
New or Acquired Clubs	—	—	—	NM
Total Business, Sports and Alumni Clubs (3)	61,405	62,046	(641)	(1.0)%
Total
Same Store Clubs (1)	143,155	143,158	(3)	—%
New or Acquired Clubs (2)	3,647	1,607	2,040	NM
Total memberships at end of period (3)	146,802	144,765	2,037	1.4%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis.

(2)
New or Acquired Clubs include those clubs which were acquired, opened or added under management agreements in the fiscal years ended December 31, 2013 and December 25, 2012 consisting of: LPGA International, Hollytree Country Club, Hartefeld National Golf Club, Oak Tree Country Club, Cherry Valley Country Club, and Chantilly National Golf and Country Club.

(3)	Does not include certain international club memberships.

	Fiscal Years Ended
	December 25, 2012	December 27, 2011	Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	79,814	79,540	274	0.3%
New or Acquired Clubs (2)	2,905	1,079	1,826	NM
Total Golf and Country Clubs	82,719	80,619	2,100	2.6%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	62,046	62,953	(907)	(1.4)%
New or Acquired Clubs	—	—	—	NM
Total Business, Sports and Alumni Clubs (3)	62,046	62,953	(907)	(1.4)%
Total
Same Store Clubs (1)	141,860	142,493	(633)	(0.4)%
New or Acquired Clubs (2)	2,905	1,079	1,826	NM
Total memberships at end of period (3)	144,765	143,572	1,193	0.8%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis.

(2)
New or Acquired Clubs include those clubs which were acquired, opened or added under management agreements in the fiscal years ended December 25, 2012 and December 27, 2011 consisting of: Hamlet Golf & Country Club, Willow Creek Golf & Country Club, Wind Watch Golf & Country Club, Canterwood Golf & Country Club, LPGA International, Hollytree Country Club, and Hartefeld National Golf Club.

(3)	Does not include certain international club memberships.

Seasonality of Demand and Fluctuations in Quarterly Results

Our quarterly results fluctuate as a result of a number of factors. Usage of our golf and country club facilities declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. Our business clubs typically generate a greater share of their yearly revenues in the fourth quarter, which includes the holiday and year-end party season.

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, dry, cold or rainy weather in a given region can be expected to impact our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the impacted region. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage, which we have experienced from time to time. A severe drought affecting a large number of properties could have a material adverse affect on our business and results of operations.

In addition, the first, second and third fiscal quarters each consist of twelve weeks, whereas, the fourth quarter consists of sixteen or seventeen weeks of operations. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leasing of facilities or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods. To clarify variations caused by newly acquired or divested operations, we employ a same store analysis for year-over-year comparability purposes. See “Basis of Presentation—Same Store Analysis”.

Reinvention Capital Investments

We continue to identify and prioritize capital projects and believe the reinvention of our clubs through strategic capital investments help drive membership sales, facility usage and member retention. A significant portion of our invested capital is used to add reinvention elements to “major reinvention” clubs, defined as clubs receiving $750,000 or more gross capital spend on a project basis excluding initial one-time capital investments at newly acquired clubs, as we believe these club enhancements represent opportunities to increase revenues and generate a positive return on our investment, although we cannot guarantee such returns. Elements of reinvention capital expenditures include “Touchdown Rooms”, which are small private meeting rooms allowing members to hold impromptu private meetings while leveraging the other services of their club. “Anytime Lounges” provide a contemporary and casual atmosphere to work and network, while “Media Rooms” provide state of the art facilities to enjoy various forms of entertainment. Additional reinvention elements include refitted fitness centers, enhanced pool area amenities such as shade cabanas, pool slides and splash pads, redesigned golf practice areas for use by beginners to avid golfers, and newly created or updated indoor and outdoor dining and social gathering areas designed to take advantage of the expansive views and natural beauty of our clubs.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 27, 2011	80	12	3	6	101	2	44	4	1	51
First Quarter 2012 (1)	—	—	—	—	—	—	—	—	—	—
Second Quarter 2012 (2)	—	1	1	—	2	—	—	—	—	—
Third Quarter 2012 (3)	—	—	—	—	—	(1)	(1)	—	—	(2)
Fourth Quarter 2012 (4)	—	—	(1)	—	(1)	—	—	—	—	—
December 25, 2012	80	13	3	6	102	1	43	4	1	49
First Quarter 2013	—	—	—	—	—	—	—	—	—	—
Second Quarter 2013 (5)	1	—	—	—	1	—	—	—	—	—
Third Quarter 2013 (6)	—	1	—	—	1	—	—	—	—	—
Fourth Quarter 2013 (7)	—	1	—	—	1	—	—	—	—	—
December 31, 2013	81	15	3	6	105	1	43	4	1	49
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

(3)	In August 2012, we ceased operating the Westlake Club in Houston, Texas, and we sold Glendale Racquet Club in September 2012, an owned sports club in Milwaukee, Wisconsin.

(4)	In December 2012, the management agreement with Eagle Ridge Golf Club was terminated as a result of the owner’s sale of the underlying property.

(5)	In May 2013, we acquired Oak Tree Country Club, a private country club located in Edmond, Oklahoma.

(6)	In June 2013, we acquired Cherry Valley Country Club, a private country club located in Skillman, New Jersey.

(7)	In December 2013, we acquired Chantilly National Golf and Country Club, a private country club located in Centreville, Virginia.

Subsequent to December 31, 2013, on March 3, 2014 we purchased Prestonwood Country Club, a private golf club which features two properties: The Creek in Dallas, Texas and The Hills in nearby Plano, Texas.

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

We also disclose other (“Other”), which consists of other business activities including ancillary revenues related to alliance arrangements, a portion of the revenue associated with upgrade offerings, reimbursements for certain costs of operations at managed clubs, amortization of certain proceeds received from mineral lease and surface right agreements, corporate overhead expenses, and shared services. Other also includes corporate assets such as cash, goodwill, intangible assets, and loan origination fees.

EBITDA, Segment EBITDA and Adjusted EBITDA

EBITDA is calculated as net income plus interest, loss on extinguishment of debt, taxes, depreciation and amortization less interest and investment income. We evaluate segment performance and allocate resources based on Segment EBITDA. We consider Segment EBITDA an important indicator of the operational strength and performance of our business. We include Segment EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.
We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense, income taxes, gain or loss on disposal, acquisition and impairment of assets and depreciation and amortization. Segment EBITDA differs from Adjusted EBITDA, although, Segment EBITDA is adjusted for items similar to those defined in the indenture governing the Senior Notes and the credit agreement governing the Secured Credit Facilities. Segment EBITDA has been calculated using this definition for all periods presented. For more information, see Note 14 of our audited consolidated financial statements included elsewhere herein.
Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to other companies. Adjusted EBITDA is defined as Segment EBITDA plus or minus an acquisition adjustment and non-cash and other adjustments. We also consider Adjusted EBITDA an important indicator of the operational strength and performance of our business. The indenture governing the Senior Notes and the credit agreement governing the Secured Credit Facilities contain certain financial and non-financial covenants which require Operations to maintain specified financial ratios on a rolling four quarter basis and utilize this measure of Adjusted EBITDA.
We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation, and compliance with certain financial covenants in the indenture governing the Senior Notes and under the credit agreement governing the Secured Credit Facilities, as Adjusted EBITDA is a material component of these covenants. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to evaluate a company’s ability to meet its debt service requirement, to estimate the value of a company and to make informed investment decisions. Adjusted EBITDA is also considered when evaluating our executive compensation.
Neither Segment EBITDA nor Adjusted EBITDA are determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, operating income or net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our cash flows or ability to fund our cash needs. Our measurements of Segment and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of net loss to EBITDA, Segment EBITDA and Adjusted EBITDA for the periods indicated:

	Fiscal Years Ended
	December 31, 2013	December 25, 2012	December 27, 2011
	(dollars in thousands)
Net loss	$(40,680)	$(26,992)	$(35,622)
Interest expense	83,669	89,369	84,746
Loss on extinguishment of debt	16,856	—	—
Income tax expense (benefit)	1,681	(7,528)	(16,421)
Interest and investment income	(345)	(1,212)	(138)
Depreciation and amortization	72,073	78,286	93,035
EBITDA	$133,254	$131,923	$125,600
Impairments, disposition of assets and loss from discontinued operations (1)	14,514	26,604	11,030
Non-cash adjustments (2)	4,070	4,029	3,942
Other adjustments (3)	8,878	2,960	13,530
Equity-based compensation expense (4)	14,217	—	—
Segment EBITDA	$174,933	$165,516	$154,102
Acquisition adjustment (5)	1,306	2,560	5,006
Non-cash and other adjustments (6)	1,115	(1,887)	(1,935)
Adjusted EBITDA	$177,354	$166,189	$157,173
______________________

(1)	Includes non-cash impairment charges related to: liquor licenses, property and equipment, equity method investments, mineral rights, loss on disposals of assets and net loss from discontinued clubs.

(2)
Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL and expense recognized for our long-term incentive plan related to fiscal years 2011 through 2013.

(3)
Other adjustments include management fees, termination fee and expenses paid to an affiliate, adjustments to accruals for unclaimed property settlements, acquisition costs, debt amendment costs and other charges incurred in connection with the ClubCorp Formation.

(4)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(5)
Represents deferred revenue related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006.

(6)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less earnings of said investments, income or loss attributable to non-controlling equity interests of continuing operations, exclusion of non-cash income related to mineral lease and surface rights agreements and franchise tax expense.

For the fiscal year ended December 31, 2013, Adjusted EBITDA increased $11.2 million, or 6.7%, over the fiscal year ended December 25, 2012, due primarily to Segment EBITDA growth in our golf and country club segment offset by decreases in Other. For the fiscal year ended December 25, 2012, Adjusted EBITDA increased $9.0 million, or 5.7%, over the fiscal year ended December 27, 2011 due primarily to Segment EBITDA growth in our golf and country club segment offset by decreases in Other.

Same Store Analysis

We employ “same store” analysis techniques for a variety of management purposes. By our definition, clubs are evaluated at the beginning of each year and considered same store once they have been fully operational for one fiscal year. Newly acquired or opened clubs, clubs added under management agreements and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. Once a club has been divested, it is removed from the same store classification for all periods presented and included in discontinued operations. For same store year-over-year comparisons, clubs must be open the entire year for both years in the comparison to be considered same store, therefore, same store facility counts and operating results may vary depending on the years of comparison. We believe this approach provides for a more effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our established same store clubs without the inclusion of newly acquired or opened clubs.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third quarters each consist of twelve weeks while our fourth quarter consists of sixteen or seventeen weeks. For 2013, the fiscal year is comprised of the 53 weeks ended December 31, 2013. For 2012 and 2011, the fiscal years were comprised of the 52 weeks ended December 25, 2012 and December 27, 2011, respectively.

Results of Operations

The following table presents our consolidated statements of operations as a percent of total revenues for the periods indicated:

	Fiscal Year Ended
	December 31, 2013	% of Revenue	December 25, 2012	% of Revenue	December 27, 2011	% of Revenue
	(dollars in thousands)
Revenues:
Club operations	$579,751	71.1%	$535,274	70.9%	$513,282	71.3%
Food and beverage	231,673	28.4%	216,269	28.6%	203,508	28.3%
Other revenues	3,656	0.4%	3,401	0.5%	3,172	0.4%
Total revenues	815,080		754,944		719,962

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation (includes $4,592, $0 and $0 related to equity-based compensation expense in 2013, 2012 and 2011, respectively)	527,787	64.8%	483,653	64.1%	468,577	65.1%
Cost of food and beverage sales exclusive of depreciation	74,607	9.2%	68,735	9.1%	64,256	8.9%
Depreciation and amortization	72,073	8.8%	78,286	10.4%	93,035	12.9%
Provision for doubtful accounts	3,483	0.4%	2,765	0.4%	3,350	0.5%
Loss on disposals of assets	8,122	1.0%	10,904	1.4%	9,599	1.3%
Impairment of assets	6,380	0.8%	4,783	0.6%	1,173	0.2%
Equity in earnings from unconsolidated ventures	(2,638)	(0.3)%	(1,947)	(0.3)%	(1,487)	(0.2)%
Selling, general and administrative (includes $9,625, $0 and $0 related to equity-based compensation expense in 2013, 2012 and 2011, respectively)	64,073	7.9%	45,343	6.0%	52,382	7.3%
Operating income	61,193	7.5%	62,422	8.3%	29,077	4.0%

Interest and investment income	345	—%	1,212	0.2%	138	—%
Interest expense	(83,669)	(10.3)%	(89,369)	(11.8)%	(84,746)	(11.8)%
Loss on extinguishment of debt	(16,856)	(2.1)%	—	—%	—	—%
Other income	—	—%	2,132	0.3%	3,746	0.5%
Loss from continuing operations before income taxes	(38,987)	(4.8)%	(23,603)	(3.1)%	(51,785)	(7.2)%
Income tax (expense) benefit	(1,681)	(0.2)%	7,528	1.0%	16,421	2.3%
Loss from continuing operations	(40,668)	(5.0)%	(16,075)	(2.1)%	(35,364)	(4.9)%
Loss from discontinued clubs, net of income tax (expense) benefit of $(3), $2,669 and $(152) in 2013, 2012 and 2011, respectively	(12)	—%	(10,917)	(1.4)%	(258)	—%
NET LOSS	(40,680)	(5.0)%	(26,992)	(3.6)%	(35,622)	(4.9)%
Net income attributable to noncontrolling interests	(212)	—%	(283)	—%	(575)	(0.1)%
Net loss attributable to ClubCorp	$(40,892)	(5.0)%	$(27,275)	(3.6)%	$(36,197)	(5.0)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	54,172		50,570		50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	54,603		50,570		50,570

EARNINGS PER COMMON SHARE, BASIC:
Loss from continuing operations attributable to ClubCorp	$(0.75)		$(0.32)		$(0.71)
Loss from discontinued clubs attributable to ClubCorp	$—		$(0.22)		$(0.01)
Net loss attributable to ClubCorp	$(0.75)		$(0.54)		$(0.72)

EARNINGS PER COMMON SHARE, DILUTED:
Loss from continuing operations attributable to ClubCorp	$(0.75)		$(0.32)		$(0.71)
Loss from discontinued clubs attributable to ClubCorp	$—		$(0.22)		$(0.01)
Net loss attributable to ClubCorp	$(0.75)		$(0.54)		$(0.72)

Comparison of the Fiscal Years Ended December 31, 2013 and December 25, 2012

The following table presents key financial information derived from our consolidated statements of operations for the fiscal years ended December 31, 2013 (consisting of 53 weeks) and December 25, 2012 (consisting of 52 weeks):

	Fiscal Year Ended
	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change (2)	% Change (2)
	(dollars in thousands)
Total revenues	$815,080	$754,944	$60,136	8.0%
Club operating costs and expenses exclusive of depreciation (1)	605,877	555,153	50,724	9.1%
Depreciation and amortization	72,073	78,286	(6,213)	(7.9)%
Loss on disposals of assets	8,122	10,904	(2,782)	(25.5)%
Impairment of assets	6,380	4,783	1,597	33.4%
Equity in earnings from unconsolidated ventures	(2,638)	(1,947)	(691)	(35.5)%
Selling, general and administrative	64,073	45,343	18,730	41.3%
Operating income	61,193	62,422	(1,229)	(2.0)%
Interest and investment income	345	1,212	(867)	(71.5)%
Interest expense	(83,669)	(89,369)	5,700	6.4%
Loss on extinguishment of debt	(16,856)	—	(16,856)	(100.0)%
Other income	—	2,132	(2,132)	(100.0)%
Loss from continuing operations before income taxes	(38,987)	(23,603)	(15,384)	(65.2)%
Income tax (expense) benefit	(1,681)	7,528	(9,209)	(122.3)%
Loss from continuing operations	$(40,668)	$(16,075)	$(24,593)	(153.0)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

(2)	All figures refer to year-over-year growth. The fiscal year ended December 31, 2013 benefited from one additional week in such fiscal year.

Total revenues of $815.1 million for the fiscal year ended December 31, 2013 increased $60.1 million, or 8.0%, over the fiscal year ended December 25, 2012, largely due to increased golf and country club revenue. Golf and country club revenue increased $43.8 million, or 7.5%, of which $11.5 million is attributable to golf and country club properties added in 2012 and 2013. The remaining $32.3 million golf and country club revenue increase is driven by increases from all revenue streams due to fiscal year 2013 comprising 53 weeks, while fiscal year 2012 was comprised of 52 weeks, increases in same store dues, food and beverage, golf operations and other revenue. In addition, our business, sports and alumni club segment revenue increased $6.1 million, or 3.5%, primarily due to increases in all types of revenue due to fiscal year 2013 comprising 53 weeks, while fiscal year 2012 was comprised of 52 weeks and an increase in dues revenue and food and beverage revenue. Revenue also increased $9.5 million, due to reimbursements for certain operating costs at managed clubs. These reimbursements do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $605.9 million for the fiscal year ended December 31, 2013 increased $50.7 million, or 9.1%, compared to the fiscal year ended December 25, 2012. The increase is partially due to $10.2 million of club operating costs and expenses related to club properties added in 2012 and 2013 and $20.7 million of increased variable labor costs and food and beverage cost of goods sold associated with higher revenues. The remaining increase is largely related to $9.5 million in certain operating costs at managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income. Additionally, club operating costs and expenses include $4.6 million equity-based compensation expense in the fiscal year ended December 31, 2013 while none was recorded in the fiscal year ended December 25, 2012.

Depreciation and amortization decreased $6.2 million, or 7.9% during the fiscal year ended December 31, 2013 compared to the fiscal year ended December 25, 2012, due primarily to lower amortization expense from intangible assets that fully amortized at the end of fiscal 2012.

Loss on disposal of assets for the fiscal years ended December 31, 2013 and December 25, 2012 of $8.1 million and $10.9 million, respectively, were largely comprised of losses on asset retirements during the normal course of business. During the fiscal year ended December 31, 2013, the losses were partially offset by a property settlement of $0.8 million, while the losses in the fiscal year ended December 25, 2012 were partially offset by insurance proceeds related to Hurricane Irene of $2.0 million and a property settlement of $1.2 million.

Impairment of assets of $6.4 million for the fiscal year ended December 31, 2013 was primarily comprised of impairment losses to liquor licenses and property and equipment at certain of our clubs to adjust the carrying amount of certain liquor licenses and property and equipment, respectively, to its fair value. Impairment of assets of $4.8 million for the fiscal year ended December 25, 2012 included impairments of mineral rights assets of $3.0 million, intangible assets of $0.5 million, an equity method investment of $0.7 million and property and equipment of $0.7 million.
Selling, general and administrative expenses of $64.1 million for the fiscal year ended December 31, 2013 increased $18.7 million, or 41.3%, compared to the fiscal year ended December 25, 2012 primarily due to the recognition of equity-based compensation expense of $9.6 million in the fiscal year ended December 31, 2013 while none was recognized in the fiscal year ended December 25, 2012, a one-time payment of $5.0 million to an affiliate of KSL in connection with the termination of a management agreement in connection with our IPO during the fiscal year ended December 31, 2013 and a $1.7 million increase in incentive compensation expense largely due to improved performance in the fiscal year ended December 31, 2013.

Interest expense totaled $83.7 million and $89.4 million for the fiscal years ended December 31, 2013 and December 25, 2012, respectively. The $5.7 million decrease is comprised of a $4.0 million reduction due to lower interest rates on the Secured Credit Facilities and $1.4 million lower accretion expense related to membership initiation deposits.

Loss on extinguishment of debt for the fiscal year ended December 31, 2013 consisted of a $14.5 million redemption premium payment and a write-off of $2.3 million in debt issuance costs both resulting from the redemption of $145.3 million of the Senior Notes. We did not incur any losses on extinguishment of debt during the fiscal year ended December 25, 2012.

Income tax expense for the fiscal year ended December 31, 2013 increased $9.2 million compared to the fiscal year ended December 25, 2012, and the effective tax rates were (4.3)% and 31.9% for the fiscal years ended December 31, 2013 and December 25, 2012, respectively. For the fiscal year ended December 31, 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain permanent differences. For the fiscal year ended December 25, 2012, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to changes in uncertain tax positions, state and foreign taxes.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the fiscal years ended December 31, 2013 (consisting of 53 weeks) and December 25, 2012 (consisting of 52 weeks):

	Fiscal Year Ended
Consolidated Summary	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change (2)	% Change (2)
	(dollars in thousands)
Total Revenue	$815,080	$754,944	$60,136	8.0%

Segment EBITDA:
Golf and Country Clubs	$179,242	$166,327	$12,915	7.8%
Business, Sports and Alumni Clubs	34,735	34,373	362	1.1%
Other	(39,044)	(35,184)	(3,860)	(11.0)%
Total Segment EBITDA (1)	$174,933	$165,516	$9,417	5.7%
Acquisition adjustment	1,306	2,560	(1,254)	(49.0)%
Non-cash and other adjustments	1,115	(1,887)	3,002	159.1%
Adjusted EBITDA (1)	$177,354	$166,189	$11,165	6.7%
_______________________________

(1)
See ‘‘Basis of Presentation—EBITDA, Segment EBITDA and Adjusted EBITDA’’ for the definition of Segment EBITDA and Adjusted EBITDA and a reconciliation of net loss to Segment EBITDA and Adjusted EBITDA.

(2)	All figures refer to year-over-year growth. The fiscal year ended December 31, 2013 benefited from one additional week in such fiscal year.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the fiscal years ended December 31, 2013 (consisting of 53 weeks) and December 25, 2012 (consisting of 52 weeks). References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Fiscal Year Ended
Golf and Country Club Segment	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change (3)	% Change (3)
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$284,898	$266,906	$17,992	6.7%
Food and Beverage	137,450	128,687	8,763	6.8%
Golf Operations	141,110	137,663	3,447	2.5%
Other	48,482	46,417	2,065	4.4%
Revenue	$611,940	$579,673	$32,267	5.6%
Segment EBITDA	$176,531	$165,609	$10,922	6.6%
Segment EBITDA Margin	28.8%	28.6%	20 bps	0.7%

Acquisitions
Revenue	$15,377	$3,850	$11,527	NM
Segment EBITDA	$2,711	$718	$1,993	NM

Total Golf and Country Clubs
Revenue	$627,317	$583,523	$43,794	7.5%
Segment EBITDA	$179,242	$166,327	$12,915	7.8%
Segment EBITDA Margin	28.6%	28.5%	10 bps	0.4%

Same Store Memberships	81,750	81,112	638	0.8%
Total Memberships	85,397	82,719	2,678	3.2%
Same Store Average Membership (1)	81,431	80,866	565	0.7%
Dues per Average Same Store Membership (2)	$3,499	$3,301	$198	6.0%
Revenue per Average Same Store Membership (2)	$7,515	$7,168	$347	4.8%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store revenue (dues or segment) divided by same store average membership.

(3)	All figures refer to year-over-year growth. The fiscal year ended December 31, 2013 benefited from one additional week in such fiscal year.

Total revenue for same store golf and country clubs increased $32.3 million, or 5.6%, for the fiscal year ended December 31, 2013 compared to the fiscal year ended December 25, 2012, largely due to increases in dues, increases from all major revenue streams due to fiscal year 2013 comprising of weeks, while fiscal year 2012 was comprised of 52 weeks and increases in food and beverage, golf operations and other revenue. Dues revenue increased $18.0 million, or 6.7%, inclusive of one additional week in fiscal year 2013, due to an increase in average dues per membership, which is partially due to revenues from the O.N.E offering, and an increase in memberships. Food and beverage revenue increased $8.8 million, or 6.8%, primarily due to a 7.8% increase in a la carte revenue driven by an increase in a la carte covers per average membership, which is partially driven by the O.N.E. offering, combined with a 2.0% increase in a la carte check average and an increase in private party revenue driven by increased spend in social and corporate private parties. Golf operations revenue increased $3.4 million, or 2.5%, due to increases in average green fees, cart fees and increased retail revenue.

Segment EBITDA for same store golf and country clubs increased $10.9 million, or 6.6%, for the fiscal year ended December 31, 2013 compared to the fiscal year ended December 25, 2012, inclusive of one additional week in fiscal year 2013, largely due to the increase in higher margin dues revenue. As a result, same store Segment EBITDA margin for the fiscal year ended December 31, 2013 increased 20 basis points over the fiscal year ended December 25, 2012.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the fiscal years ended December 31, 2013 (consisting of 53 weeks) and December 25, 2012 (consisting of 52 weeks). References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Fiscal Year Ended
Business, Sports and Alumni Club Segment	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change (3)	% Change (3)
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$77,600	$74,914	$2,686	3.6%
Food and Beverage	90,171	86,958	3,213	3.7%
Other	12,659	12,472	187	1.5%
Revenue	$180,430	$174,344	$6,086	3.5%
Segment EBITDA	$34,743	$34,373	$370	1.1%
Segment EBITDA Margin	19.3%	19.7%	(40) bps	(2.0)%

Acquisitions
Revenue	$—	$—	$—	NM
Segment EBITDA	$(8)	$—	$(8)	NM

Total Business, Sports and Alumni Clubs
Revenue	$180,430	$174,344	$6,086	3.5%
Segment EBITDA	34,735	34,373	$362	1.1%
Segment EBITDA Margin	19.3%	19.7%	(40) bps	(2.0)%

Same Store Memberships	61,405	62,046	(641)	(1.0)%
Total Memberships	61,405	62,046	(641)	(1.0)%
Same Store Average Membership (1)	61,726	62,500	(774)	(1.2)%
Dues per Average Same Store Membership (2)	$1,257	$1,199	$58	4.8%
Revenue per Average Same Store Membership (2)	$2,923	$2,790	$133	4.8%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store revenue (dues or segment) divided by same store average membership.

(3)	All figures refer to year-over-year growth. The fiscal year ended December 31, 2013 benefited from one additional week in such fiscal year.

Total revenues for same store business, sports and alumni clubs increased $6.1 million, or 3.5%, for the fiscal year ended December 31, 2013 compared to the fiscal year ended December 25, 2012, due to increases from all major revenue streams due to fiscal year 2013 comprising 53 weeks, while fiscal year 2012 was comprised of 52 weeks, as well as increases in food and beverage revenue. Food and beverage revenue increased $3.2 million, or 3.7%, due to an 8.9% increase in a la carte revenue, driven by a 5.9% increase in a la carte check average and a 4.1% increase in a la carte covers per average membership, combined with an increase in private party revenue driven by increased spend in corporate private parties. Dues revenue increased $2.7 million, or 3.6%, inclusive of one additional week in fiscal year 2013.

Segment EBITDA for same store business, sports and alumni clubs increased $0.4 million, or 1.1%, for the fiscal year ended December 31, 2013 compared to the fiscal year ended December 25, 2012, inclusive of one additional week in fiscal year 2013, as improved revenues were offset by increases in variable labor costs and an increase in cost of goods sold associated with increased food and beverage revenue. The remaining increase in expenses was primarily related to increased leasing costs associated with the relocation and reinvention of one of our business clubs. Primarily as a result of the relocation and reinvention of the business club described above, Segment EBITDA margin for the fiscal year ended December 31, 2013 declined 40 basis points compared to the fiscal year ended December 25, 2012.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the fiscal years ended December 31, 2013 (consisting of 53 weeks) and December 25, 2012 (consisting of 52 weeks):

	Fiscal Year Ended
Other	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change	% Change
	(dollars in thousands)
EBITDA	$(39,044)	$(35,184)	$(3,860)	(11.0)%

Other EBITDA decreased $3.9 million, or 11.0%, for the fiscal year ended December 31, 2013 compared to the fiscal year ended December 25, 2012 largely due to proceeds from certain mineral lease and surface right agreements that expired and were fully amortized during the fiscal year ended December 25, 2012 and an increase in incentive compensation expense due to improved performance in the fiscal year ended December 31, 2013.

Comparison of the Fiscal Years Ended December 25, 2012 and December 27, 2011

The following table presents key financial information derived from our consolidated statements of operations for the fiscal year ended December 25, 2012 and December 27, 2011:

	Fiscal Year Ended
	December 25, 2012	December 27, 2011	Change	% Change
	(dollars in thousands)
Total revenues	$754,944	$719,962	$34,982	4.9%
Club operating costs and expenses exclusive of depreciation (1)	555,153	536,183	18,970	3.5%
Depreciation and amortization	78,286	93,035	(14,749)	(15.9)%
Loss on disposals of assets	10,904	9,599	1,305	13.6%
Impairment of assets	4,783	1,173	3,610	307.8%
Equity in earnings from unconsolidated ventures	(1,947)	(1,487)	(460)	(30.9)%
Selling, general and administrative	45,343	52,382	(7,039)	(13.4)%
Operating income	62,422	29,077	33,345	114.7%
Interest and investment income	1,212	138	1,074	778.3%
Interest expense	(89,369)	(84,746)	(4,623)	(5.5)%
Other income	2,132	3,746	(1,614)	(43.1)%
Loss from continuing operations before income taxes	(23,603)	(51,785)	28,182	54.4%
Income tax (expense) benefit	7,528	16,421	(8,893)	(54.2)%
Loss from continuing operations	$(16,075)	$(35,364)	$19,289	54.5%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $754.9 million for the fiscal year ended December 25, 2012 increased $35.0 million, or 4.9%, over the fiscal year ended December 27, 2011, primarily due to increased golf and country club revenues. Golf and country club revenues increased $32.6 million, or 5.9%, of which $12.4 million is attributable to golf and country clubs added in 2011 and 2012. The remaining $20.2 million increase is primarily due to increases in membership, food and beverage and golf operations revenues. In addition, business, sports and alumni club revenues increased $3.0 million, or 1.8%, largely due to a $3.1 million increase in food and beverage sales, driven by increased spend in corporate and social private party events.
Club operating costs and expenses of $555.2 million for the fiscal year ended December 25, 2012 increased $19.0 million, or 3.5%, compared to the fiscal year ended December 27, 2011, of which $10.4 million is attributable to club properties added in 2011 and 2012. The remaining $8.6 million increase is primarily due to increased variable labor costs and an increase in cost of goods sold associated with increased revenues from food and beverage and retail sales.
Depreciation and amortization decreased $14.7 million, or 15.9%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011 due to a decrease in amortization expense related to member relationship intangibles that were fully amortized during the fiscal year ended December 27, 2011 for our business, sports and alumni clubs segment.
Loss on disposal of assets of $10.9 million for the fiscal year ended December 25, 2012 largely consisted of losses on asset retirements, but was partially offset by insurance proceeds related to Hurricane Irene, a property settlement and eminent domain proceeds of $2.0 million, $1.2 million and $0.3 million, respectively. Loss on disposal of assets of $9.6 million for the fiscal year ended December 27, 2011 primarily consisted of losses on asset retirements.
Impairment of assets for the fiscal year ended December 25, 2012 of $4.8 million was largely due to the impairment of mineral interests on certain golf properties. Impairment of assets for the fiscal year ended December 27, 2011 of $1.2 million was primarily comprised of liquor license impairments.
Selling, general and administrative expenses of $45.3 million for the fiscal year ended December 25, 2012 decreased $7.0 million, or 13.4%, compared to the fiscal year ended December 27, 2011. The decrease is primarily due to one-time expenses that occurred during the fiscal year ended December 27, 2011, including a $4.0 million arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property, $2.1 million of professional fees incurred in connection with Operations becoming a public filer with the SEC in connection with the Senior Notes and higher legal, professional and other costs incurred in connection with the acquisition of three golf and country clubs in the Long Island area of New York and one property in Seattle, Washington.
Interest expense totaled $89.4 million and $84.7 million for the fiscal years ended December 25, 2012 and December 27, 2011, respectively. The $4.7 million increase is largely due to the accretion of initiation deposit liabilities. There was minimal fluctuation related to our indebtedness as a significant portion is at a fixed rate and variable interest rates remained consistent for the majority of the year. See “Liquidity and Capital Resources—Debt” for a description of the recent amendment to our term loan facility.
Other income decreased $1.6 million, or 43.1%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011, largely due to proceeds from certain mineral lease and surface right agreements that have become fully amortized.
Income tax benefit of $7.5 million for the fiscal year ended December 25, 2012 decreased $8.9 million, or 54.2%, compared to $16.4 million for the fiscal year ended December 27, 2011. The decrease was driven primarily by a $28.2 million decrease in pre-tax loss. The effective tax rates were 31.9% and 31.7% for the fiscal years ended December 25, 2012 and December 27, 2011, respectively. For the fiscal year ended December 25, 2012, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to changes in uncertain tax positions, state and foreign taxes. For the fiscal year ended December 27, 2011, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the fiscal year ended December 25, 2012 and December 27, 2011:

	Fiscal Year Ended
Consolidated Summary	December 25, 2012	December 27, 2011	Change	% Change
	(dollars in thousands)
Total Revenue	$754,944	$719,962	$34,982	4.9%

Segment EBITDA:
Golf and Country Clubs	$166,327	$151,554	$14,773	9.7%
Business, Sports and Alumni Clubs	34,373	32,606	1,767	5.4%
Other	(35,184)	(30,058)	(5,126)	(17.1)%
Total Segment EBITDA (1)	$165,516	$154,102	$11,414	7.4%
Acquisition adjustment	2,560	5,006	(2,446)	(48.9)%
Non-cash and other adjustments	(1,887)	(1,935)	48	2.5%
Adjusted EBITDA (1)	$166,189	$157,173	$9,016	5.7%
  _______________________________

(1)
See ‘‘Basis of Presentation—EBITDA, Segment EBITDA and Adjusted EBITDA’’ for the definition of Segment EBITDA and Adjusted EBITDA and a reconciliation of net loss to Segment EBITDA and Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the fiscal years ended December 25, 2012 and December 27, 2011. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Fiscal Year Ended
Golf and Country Club Segment	December 25, 2012	December 27, 2011	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$261,930	$254,729	$7,201	2.8%
Food and Beverage	122,150	116,960	5,190	4.4%
Golf Operations	131,461	128,403	3,058	2.4%
Other	45,458	40,729	4,729	11.6%
Revenue	$560,999	$540,821	$20,178	3.7%
Segment EBITDA	$162,396	$150,291	$12,105	8.1%
Segment EBITDA Margin	28.9%	27.8%	110 bps	4.0%

Acquisitions
Revenue	$22,524	$10,077	$12,447	NM
Segment EBITDA	$3,931	$1,263	$2,668	NM

Total Golf and Country Clubs
Revenue	$583,523	$550,898	$32,625	5.9%
Segment EBITDA	$166,327	$151,554	$14,773	9.7%
Segment EBITDA Margin	28.5%	27.5%	100 bps	3.6%

Same Store Memberships	79,814	79,540	274	0.3%
Total Memberships	82,719	80,619	2,100	2.6%
Same Store Average Membership (1)	79,677	79,598	79	0.1%
Dues per Average Same Store Membership (2)	$3,287	$3,200	$87	2.7%
Revenue per Average Same Store Membership (2)	$7,041	$6,794	$247	3.6%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store revenue (dues or segment) divided by same store average membership.
Total revenues for same store golf and country clubs increased $20.2 million, or 3.7%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011, primarily due to increases in dues revenues, food and beverage and golf operation revenues. Dues revenues increased $7.2 million, or 2.8%, largely due to an increase in average dues per membership and partially due to upgrade revenues from the O.N.E. offering. Food and beverage revenues increased $5.2 million, or 4.4%, due to increases in a la carte volume and private party revenues, driven by the O.N.E. offering and increased spend in private party events. Golf operations revenues increased $3.1 million, or 2.4%, over the fiscal year ended December 27, 2011, largely due to a 5.9% and 3.2% increase in merchandise sales and cart rental revenues, respectively. The increase in merchandise sales and cart rental revenues was driven by a 2.5% increase in retail revenue per round and 3.0% increase in member golf rounds.
Segment EBITDA for same store golf and country clubs increased $12.1 million, or 8.1%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011 largely due to increases in higher margin dues revenues. As a result, same store Segment EBITDA margin for the fiscal year ended December 25, 2012 increased 110 basis points over the fiscal year ended December 27, 2011.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the fiscal years ended December 25, 2012 and December 27, 2011. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Fiscal Year Ended
Business, Sports and Alumni Club Segment	December 25, 2012	December 27, 2011	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$74,914	$75,386	$(472)	(0.6)%
Food and Beverage	86,958	83,905	3,053	3.6%
Other	12,472	12,037	435	3.6%
Revenue	$174,344	$171,328	$3,016	1.8%
Segment EBITDA	$34,373	$32,606	$1,767	5.4%
Segment EBITDA Margin	19.7%	19.0%	70 bps	3.7%

Acquisitions
Revenue	$—	$—	$—	NM
Segment EBITDA	$—	$—	$—	NM

Total Business, Sports and Alumni Clubs
Revenue	$174,344	$171,328	$3,016	1.8%
Segment EBITDA	$34,373	$32,606	$1,767	5.4%
Segment EBITDA Margin	19.7%	19.0%	70 bps	3.7%

Same Store Memberships	62,046	62,953	(907)	(1.4)%
Total Memberships	62,046	62,953	(907)	(1.4)%
Same Store Average Membership (1)	62,500	63,460	(960)	(1.5)%
Dues per Average Same Store Membership (2)	$1,199	$1,188	$11	0.9%
Revenue per Average Same Store Membership (2)	$2,790	$2,700	$90	3.3%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store revenue (dues or segment) divided by same store average membership.
Total revenues for business, sports and alumni clubs increased $3.0 million, or 1.8%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011 primarily due to increases in food and beverage revenues of $3.1 million, or 3.6%. The increase was largely driven by a $2.0 million, or 3.7%, improvement in private party revenues.
Segment EBITDA for business, sports and alumni clubs increased $1.8 million, or 5.4%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011 partially due to increased revenues but primarily attributable to our continued focus on cost controls and expense management. Segment EBITDA margin of 19.7% for fiscal year ended December 25, 2012 increased 70 basis points over 19.0% for the fiscal year ended December 27, 2011.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the for fiscal years ended December 25, 2012 and December 27, 2011:

	Fiscal Year Ended
Other	December 25, 2012	December 27, 2011	Change	% Change
	(dollars in thousands)
EBITDA	$(35,184)	$(30,058)	$(5,126)	17.1%

Other EBITDA decreased $5.1 million, or 17.1%, for the fiscal year ended December 25, 2012 compared to the fiscal year ended December 27, 2011due primarily to the expiration of certain mineral lease and surface rights agreements and decreased revenue associated with changes in the allocation of revenue associated with our upgrade offerings.

Liquidity and Capital Resources

We operate through our subsidiaries and have no material assets other than the stock of our subsidiaries. Our ability to pay dividends is dependent on our receipt of dividends or other distributions from our subsidiaries, proceeds from the issuance of our securities and borrowing under the Secured Credit Facilities and its other debt instruments.

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain and fund expansions, replacement projects and other capital investments at our clubs, be poised for external growth and pay dividends to our stockholders. Historically, we have financed our business through cash flows from operations and debt.

Over the next twelve months, we anticipate cash flows from operations to be our primary source of cash and believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, planned capital expenditures, debt service obligations and payment of a quarterly cash dividend on our common stock of $0.12 per share, or an indicated annual rate of $0.48 per share as permitted by the credit agreement governing the Secured Credit facilities and the indenture governing the Senior Notes. We plan to use excess cash reserves, the revolving credit facility, debt proceeds, equity proceeds, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of December 31, 2013, cash and cash equivalents totaled $53.8 million and we had $120.5 million available for borrowing under the revolving credit facility for total liquidity of $174.3 million.

Cash Flows from Operating Activities

Cash flows from operations totaled $93.7 million and $96.9 million for the fiscal year ended December 31, 2013 and December 25, 2012, respectively. The $3.2 million decrease in operating cash flows is due to $13.7 million lower earnings, which includes a one-time payment of $5.0 million to an affiliate of KSL in connection with the termination of a management agreement in connection with our IPO, and changes in working capital during the normal course of business.

Cash flows from operations totaled $96.9 million and $74.6 million for the fiscal years ended December 25, 2012 and December 27, 2011, respectively. The increase is due to the improvement in earnings and a $10.0 million reduction in cash paid for income taxes. During the fiscal year ended December 27, 2011, we had one-time payments related to a $4.0 million arbitration award and $2.9 million in property taxes related to the State of California’s Proposition 13 with no such payments in the fiscal year ended December 25, 2012.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $72.7 million and $47.3 million for the fiscal years ended December 31, 2013 and December 25, 2012, respectively. The increase in cash used for investing activities is largely due to a $12.1 million increase in cash used for acquisitions of clubs, a $5.3 million increase in capital spent to maintain, renovate and reinvent our existing properties and a $6.6 million decrease in cash proceeds from dispositions. In addition, during the fiscal year ended December 25, 2012, we received $2.2 million of insurance proceeds for damages caused by Hurricane Irene.

Cash flows used in investing activities totaled $47.3 million and $69.9 million in the fiscal years ended December 25, 2012 and December 27, 2011, respectively. The decrease is largely due to the $19.2 million decrease in cash expended for acquisitions of clubs. The remaining decrease is due to cash proceeds from dispositions and insurance payouts, partially offset by an increase in maintenance and expansion capital expenditures.
Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $49.1 million and $18.9 million for the fiscal years ended December 31, 2013 and December 25, 2012, respectively. During the fiscal year ended December 31, 2013, we received $173.3 million in proceeds, net of underwriting discounts and commissions, from the issuance of common stock in our IPO and paid $4.3 million in equity offering costs. We used a portion of the net proceeds from our IPO to redeem $145.3 million in aggregate principal amount of the Senior Notes and to pay approximately $14.5 million of redemption premium. On December 27, 2012, during the fiscal year ended December 31, 2013, we made a distribution of $35.0 million to the owners of our common stock. Additionally, we made scheduled debt repayments of $25.7 million, which is a $10.9 million increase from the fiscal year ended December 25, 2012.

Cash flows used in financing activities totaled $18.9 million and $11.9 million for the fiscal years ended December 25, 2012 and December 27, 2011, respectively. During the fiscal year ended December 25, 2012, we made debt repayments of $14.8 million, a $1.9 million increase over the fiscal year ended December 27, 2011.
Total cash and cash equivalents decreased by $28.2 million for the fiscal year ended December 31, 2013 and increased by $31.5 million for the fiscal year ended December 25, 2012.

Capital Spending

The nature of our business requires us to invest a significant amount of capital to maintain our existing properties. For the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, we spent approximately $23.8 million, $16.7 million and $25.1 million, respectively, in capitalized costs to maintain our existing properties. During fiscal year 2014, we anticipate spending approximately $25.0 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also elect to spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding, including acquisitions, totaled approximately $51.3 million, $41.1 million and $45.6 million, for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively. We anticipate spending approximately $36.0 million on reinvention and expansion projects during fiscal year 2014, excluding acquisitions. This amount is subject to change if additional acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of many known and unknown factors, including but not limited to those described in Item 1A. Risk Factors.

Subsequent to December 31, 2013, on March 3, 2014, we purchased Prestonwood Country Club, a private golf club comprised of two properties, The Creek in Dallas, Texas and The Hills in nearby Plano, Texas, with a purchase price of $11.2 million for net cash consideration of $10.9 million. We anticipate beginning a multi-million dollar expansion project at Prestonwood Country Club during fiscal year 2014.

Debt

Secured Credit Facilities—In 2010, Operations entered into the Secured Credit Facilities. The Secured Credit Facilities were subsequently amended in 2012 and 2013. As amended, the Secured Credit Facilities are comprised of (i) a $301.1 million term loan facility, and (ii) a revolving credit facility with $120.5 million available for borrowing as of December 31, 2013, after deducting $19.6 million of standby letters of credit outstanding. In addition, so long as there is no default or event of default under the Secured Credit Facilities, Operations may, subject to lender participation, elect to increase the combined revolving and term loan capacity of the Secured Credit Facilities by incremental amounts of (x) $75.0 million, and, after full utilization of such $75.0 million, (y) an additional incremental amount subject to and determined by certain financial covenants.

As of December 31, 2013, the interest rate on the term loan facility was the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is July 24, 2020.

As of December 31, 2013, the revolving credit facility is comprised of two tranches of revolving credit commitments. As of such date, the first tranche of revolving credit commitments (“Tranche A”) had capacity of $5.1 million, which was reduced by $5.1 million in outstanding standby letters of credit, leaving no amounts available for borrowing under Tranche A. As each outstanding standby letter of credit supported by Tranche A matures, the total Tranche A commitment is reduced to the remaining balance of outstanding standby letters of credit thereunder. Tranche A matures on November 30, 2015.

As of December 31, 2013, the second tranche of revolving credit commitments (“Tranche B”) had capacity of $135.0 million, which was reduced by $14.5 million of standby letters of credit outstanding, leaving $120.5 million available for borrowing. Tranche B matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As of March 14, 2014, $107.3 million was available for borrowing under the revolving credit facility. The reduction was due to: (i) $11.2 million borrowed under Tranche B and (ii) $2.0 million of outstanding letters of credit under Tranche A that expired and were renewed under Tranche B. The commitment under Tranche A was reduced to the remaining balance of outstanding letters of credit thereunder, which was $3.1 million as of March 14, 2014.

As long as commitments are outstanding under the revolving credit facility, the Senior Secured Leverage Ratio (the “Senior Secured Leverage Ratio”), defined in the credit agreement governing the Secured Credit Facilities as Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in “Basis of Presentation”), requires Operations to maintain a leverage ratio no greater than 4.00:1.00 for each fiscal quarter.

Operations may be required to prepay the outstanding term loan facility by a percentage of excess cash flows, as defined by the credit agreement governing the Secured Credit Facilities, each fiscal year end after its annual consolidated financial statements are delivered, which percentage may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year. No such prepayment was required with respect to the fiscal year ended December 31, 2013. Operations may voluntarily repay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with a repricing transaction.

As of December 31, 2013, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Senior Secured Leverage Ratio on a a rolling four quarter basis through December 31, 2013:

	Fiscal Year Ended
	December 31, 2013
	(dollars in thousands)
Adjusted EBITDA (1)	$177,354
Consolidated Senior Secured Debt (2)	$334,590

Senior Secured Leverage Ratio	1.89	x
_______________________

(1)	See ‘‘Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

(2)	The reconciliation of total debt to Consolidated Senior Secured Debt is as follows:

As of December 31, 2013
(dollars in thousands)
Long-term debt (net of current portion)	$638,112
Current maturities of long-term debt	11,567
Outstanding letters of credit (a)	19,550
Uncollateralized surety bonds (b)	655
Less:
Unsecured high yield Senior Notes (c)	(269,750)
Non-Core Development Entities (d)	(11,837)
Adjustment per credit agreement (e)	(53,707)
Consolidated Senior Secured Debt	$334,590
_______________________

(a)	Represents total outstanding letters of credit.

(b)	Represents surety bonds not collateralized by letters of credit.

(c)	Represents unsecured high yield Senior Notes excluded per the credit agreement.

(d)	Represents notes payable related to Non-Core Development Entities excluded per the credit agreement.

(e)	Represents an adjustment per the credit agreement reducing total debt by the lesser of Operations' unrestricted cash or $75.0 million.

Senior Notes—On November 30, 2010, Operations issued $415.0 million in Senior Notes, bearing interest at 10.0% and maturing December 1, 2018. The interest is payable semiannually in arrears on June 1 and December 1 each year, beginning June 1, 2011. These notes are fully and unconditionally guaranteed by each existing and all subsequently acquired or organized direct and indirect restricted subsidiaries of Operations, other than certain excluded subsidiaries. Subject to certain exceptions, the indenture governing the Senior Notes permits Operations, its parent company and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
On October 28, 2013, Operations repaid $145.3 million in aggregate principal of the $415.0 million in Senior Notes, plus approximately $5.9 million in accrued and unpaid interest thereon, and $14.5 million of redemption premium. This partial redemption was made pursuant to a provision in the indenture governing the Senior Notes that permits the redemption of up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offering proceeds at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

Operations may redeem some or all of the remaining Senior Notes at any time prior to December 1, 2014 at a price equal to the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the redemption date plus the Make-Whole Premium. The “Make-Whole Premium” is defined as the greater of (1) 1% of the principal amount of the Senior Notes being redeemed and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes being redeemed at December 1, 2014 plus (ii) all remaining required interest payments due on such Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the then outstanding principal amount of the Senior Notes being redeemed.

After December 1, 2014, Operations may redeem the Senior Notes at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve month period beginning on December 1 of each of the years indicated below:

Year	Percentage
2014	105.000%
2015	102.500%
2016 and thereafter	100.000%

General Electric Capital Corporation—In July 2008, we entered into a secured mortgage loan with General Electric Capital Corporation (“GECC”) for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, under the First Amendment to the loan agreement with GECC, the maturity extended to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions. As of December 31, 2013, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017. The loan is collateralized by the assets of two golf and country clubs. As part of the August 1, 2012 amendment, the interest rate was changed from 3.25% plus 30 day LIBOR to 5% plus the greater of three month LIBOR or 1%.
Atlantic Capital Bank—In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with twenty-five year amortization. The loan is collateralized by the assets of one golf and country club and the loan provides for variable interest rates based on 30 day LIBOR.
BancFirst—In connection with the acquisition of Oak Tree Country Club in May 2013, we assumed a mortgage loan with BancFirst for $5.0 million. The loan has an original maturity of October 2014 and two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. As of December 31, 2013, we expect to meet the required conditions and currently intend to extend the loan with BancFirst to October 2016. The loan is collateralized by the assets of one golf and country club with an interest rate equal to the greater of 4.5% or the prime rate.
As of December 31, 2013, other debt and capital leases totaled $40.4 million.
The following table present our interest expense for the fiscal year ended December 31, 2013:

Fiscal Year Ended
December 31, 2013
(dollars in thousands)
Interest expense related to:
Interest related to funded debt (1)	$57,136
Capital leases and other indebtedness (2)	1,736
Amortization and write-off of debt issuance costs	2,753
Notes payable related to certain Non-Core Development Entities	1,083
Accretion of discount on member deposits	20,961
Total Interest expense	$83,669
_______________________

(1)
Interest expense related to funded debt includes interest on the Senior Notes, the securities and borrowing under the Secured Credit Facilities, and mortgage loans with General Electric Capital Corporation, Atlantic Capital Bank and BancFirst.

(2)	Includes interest expense on capital leases and other indebtedness (which includes other mortgage loans not included in funded debt above) offset by capitalized interest.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of December 31, 2013. The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 31, 2013:

Contractual Obligations

	Payments due by Period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Long-term debt (1)	$623,988	$1,714	$9,298	$298,965	$314,011
Interest on long-term debt (2)	223,109	41,556	83,188	79,048	19,317
Capital lease obligations	25,691	9,853	13,181	2,657	—
Membership initiation deposits (3)	316,364	112,212	36,222	26,484	141,446
Other long-term obligations (4)	17,730	6,475	6,078	1,974	3,203
Operating leases	194,176	19,953	36,450	30,751	107,022
Total contractual cash obligations (5)	$1,401,058	$191,763	$184,417	$439,879	$584,999
_______________________

(1)
Long-term debt consisted of $301.1 million under the Secured Credit Facilities, $269.8 million of outstanding Senior Notes and $53.1 million of other debt. No amounts were outstanding under the revolving credit facility.

(2)
Interest on long-term debt includes interest of 10.0% on our $269.8 million outstanding Senior Notes and interest on our $301.1 million term loan facility equal to the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%. For purposes of this table, we have assumed an interest rate of 4.0% on the term loan facility for all future periods, which is the rate as of December 31, 2013. Interest on long-term debt does not include interest on notes payable related to Non-Core Development Entities. See Note 10 of our audited consolidated financial statements included elsewhere herein.

(3)
Represents initiation deposits based on the discounted value of future maturities using our incremental borrowing rate adjusted to reflect a 30‑year time frame. The initiation deposits are refundable on or after the maturity date, subject to satisfaction of contractual conditions. We have redeemed approximately 1.6% of total initiation deposits received as of December 31, 2013. The present value of the initiation deposits received is recorded as a liability on our consolidated balance sheets and accretes over the nonrefundable term using the effective interest method. At December 31, 2013, the gross amount of the initiation deposits recorded as a liability was $708.3 million.

(4)	Consists of insurance reserves for general liability and workers’ compensation of $17.7 million, of which $6.5 million is classified as current.

(5)
Table excludes obligations for uncertain income tax positions. As of December 31, 2013 and December 25, 2012, we had $56.1 million and $52.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions. Currently, unrecognized tax benefits are not expected to change significantly over the next twelve months, however, we are unable to predict when, and if, cash payments on any of this accrual will be required. We are currently undergoing an IRS audit related to certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. Should the estimates and judgments used in the ClubCorp Formation prove to be inaccurate, our financial results could be materially affected.

Commercial Commitments

	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Standby letters of credit (1)	$19,550	$19,550	$—	$—	$—
Capital commitments (2)	9,591	9,591	—	—	—
Total commercial commitments	$29,141	$29,141	$—	$—	$—
_______________________

(1)
Standby letters of credit are primarily related to security for future estimated claims for workers’ compensation and general liability insurance and collateral for our surety bond program. Our commitment amount for insurance‑related standby letters of credit is gradually reduced as obligations under the policies are paid. See “Contractual Obligations” regarding reserves for workers’ compensation and general liability insurance.

(2)	Includes capital commitments at certain clubs to procure assets related to future construction for capital projects.

Inflation

To date, inflation has not had a significant impact on our operations. As operating costs and expenses increase, we generally attempt to offset the adverse effect through price adjustments that we believe to be in line with industry standards. However, we are subject to the risk operating costs will increase to a point in which we would be unable to offset such increases with raised dues, fees and/or prices without negatively affecting demand. In addition to inflation, factors that could cause operating costs to rise include, among other things, increased labor costs, lease payments at our leased facilities, energy costs and property taxes.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management include the expected life of an active membership used to amortize initiation fees and deposits, our incremental borrowing rate used to accrete membership initiation deposit liabilities, assumptions and judgments used in estimating unrecognized tax benefits relating to uncertain tax positions, and inputs for impairment testing of goodwill, intangibles and long-lived assets. A full description of all our significant accounting policies is included in Note 2 of the audited consolidated financial statements included elsewhere herein.

Revenue Recognition
Revenues from club operations, food and beverage and merchandise sales are recognized when the service is provided and are reported net of sales taxes. Revenues from membership dues are generally billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing membership services and are generally adjusted annually depending on national, regional or local economic conditions, which could limit our ability to increase revenues from membership dues.
At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members and the prestige of the club. In general, initiation fees are not refundable, whereas initiation deposits are not refundable until after a fixed number of years (generally 30) and the satisfaction of contract-specific conditions. We recognize revenue related to initiation fees over the expected life of an active membership. For initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as revenue over the expected life of an active membership.
The present value of the refund obligation is recorded as an initiation deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our incremental borrowing rate at the time the initiation deposit was paid adjusted to reflect the life of the maturity, which is generally a 30-year time frame.

Expected Life of an Active Membership
The determination of the expected lives of active memberships is a critical estimate in the recognition of revenues associated with initiation fees and deposits. The expected lives of active memberships are calculated annually, using historical attrition rates to determine the expected lives of active memberships. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues.
Impairment of Long-Lived Assets
Long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over our expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, the impairment is determined by comparing the carrying value of the property to its fair value which may be approximated by using future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance, local operations and other factors both within our control and out of our control. Additionally, throughout the impairment evaluation process, we consider the impact of recent property appraisals when they are available. Actual results that differ from these estimates can generate material differences in impairment charges recorded, and ultimately, net income or loss in our consolidated statements of operations and the carrying value of properties on our consolidated balance sheet. Impairment charges are recorded as a component of operating income or loss in our consolidated statements of operations.
Impairment of Goodwill and Intangible Assets
We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangibles are also evaluated upon the occurrence of such events, but not less than annually. We utilize a three‑tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations.
We test our trade name intangible assets, which are indefinite lived, for impairment annually. We utilize the relief from royalty method to determine the estimated fair value for each trade name which is classified as a Level 3 measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates.
We test our liquor licenses, which are indefinite lived, annually for impairment. We use quoted prices in active markets when they are available (Market Approach), which are considered Level 2 measurements. When quoted prices in active markets are not available, methods used to determine fair value include analysis of the discounted future free cash flows that sales under a liquor license generate (Income Approach), and a comparison to liquor licenses sold in an active market in other jurisdictions (Market Approach). These valuations are considered Level 3 measurements. Key assumptions include future cash flows, discount rates and projected margins, among other factors.
We evaluate goodwill for impairment at the reporting unit level (golf and country clubs and business, sports and alumni clubs), which are the same as our two operating segments. When testing for impairment, we first compare the fair value of our reporting units to the recorded values. Valuation methods used to determine fair value include analysis of the discounted future free cash flows that a reporting unit is expected to generate (Income Approach) and an analysis, which is based upon a comparison of our reporting units to similar companies utilizing a purchase multiple of earnings before interest, taxes, depreciation and amortization (Market Approach). These valuations are considered Level 3 measurements. Key assumptions used in this model include future cash flows, growth rates, discount rates, capital needs and projected margins, among other factors.
If the carrying amount of the reporting units exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied value of the reporting unit’s goodwill with the carrying value of that unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of a reporting unit is allocated to the assets and liabilities of that unit, including intangible assets, and any excess of the value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of its goodwill.
We test goodwill for impairment as of the first day of our last fiscal quarter. Based on this analysis, no impairment of goodwill was recorded for all years presented and we are not currently aware of any material events that would cause us to reassess the fair value of our goodwill and trade name intangible assets. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in an impairment of goodwill.
The most significant assumptions used in the Income Approach to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) future cash flows projections. If we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used future cash flow projections that were 50 basis points lower in our impairment analysis of goodwill for the fiscal year ended December 31, 2013, it would not have resulted in either reporting unit’s carrying value exceeding its fair value. In addition, future changes in market conditions will impact estimates used in the Market Approach and could result in an impairment of goodwill. The estimated fair values of our golf and country clubs and business, sports and alumni clubs reporting units both exceeded their carrying values by approximately 42% and 20%, respectively.
As of December 31, 2013 and December 25, 2012, we had $113.1 million and $113.1 million, respectively, of goodwill allocated to the golf and country club segment and $145.4 million and $145.4 million, respectively, of goodwill allocated to the business, sports and alumni clubs segment.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized. Judgment is required in addressing the future tax consequences of events that have been recognized in our financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. We may be liable for proposed tax liabilities and the final amount of taxes paid may exceed the amount of applicable reserves, which could reduce our profits.
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

As of December 31, 2013 and December 25, 2012, we have recorded $56.1 million and $52.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, which are included in other liabilities in the consolidated balance sheets. The majority of unrecognized tax benefits relates to cancellation of indebtedness income stemming from the 2010 ClubCorp Formation and related debt restructuring transactions. The calculation of the cancellation of indebtedness income recognized in connection with the ClubCorp Formation was complex and involved significant judgments and interpretations on our part, including the valuation of assets held at such time. If we were to prevail on all uncertain tax positions, the net effect would be an income tax benefit of approximately $44.0 million, exclusive of any benefits related to interest and penalties.

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in two foreign jurisdictions. We are currently undergoing an IRS audit of certain components of the tax return for the year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts. In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years. It is likely that within the next 12 months our unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of the above examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of December 31, 2013.

Equity-based compensation

We measure the cost of employee services rendered in exchange for equity-based compensation based upon the grant date fair market value in accordance with GAAP. The value is recognized over the requisite service period, which is generally the vesting period. Calculating equity-based compensation expense requires the input of subjective assumptions. The fair market value of each award is calculated using inputs such as the market price of our common stock or, prior to our IPO, a valuation approach using: (i) an analysis of the discounted future free cash flows ClubCorp is expected to generate (Income Approach) and (ii) an analysis comparing ClubCorp to similar companies utilizing a purchase multiple of earnings before interest, taxes, depreciation and amortization (Market Approach). No equity-based compensation expense was recognized prior to the consummation of our IPO as the awards were contingent on the satisfaction of a liquidity condition or event. Subsequent to our IPO, this fair market value is recognized into expense using an accelerated attribution method over the requisite service period.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively. Our adoption of this ASU in the first quarter of 2013 did not materially change the presentation of our consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 (“ASU 2013-04”), Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed as the Reporting Date. ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Operations indebtedness consists of both fixed and variable rate debt facilities. As of December 31, 2013, the interest rate on Operations term loan facility was the higher of (i) 4.0% “Floor” or (ii) an elected LIBOR plus a margin of 3.0%. Therefore, the term loan facility is effectively subject to a 4.0% Floor until LIBOR exceeds 1.0%. As of March 14, 2014, the three month LIBOR was 0.23%, which is below 1.0%, such that a hypothetical 0.5% increase in LIBOR would not result in an increase in interest expense.
Foreign Currency Exchange Risk
Our investments in foreign economies include three golf properties in Mexico and one business club in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the fiscal year ended December 31, 2013.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the fiscal year ended December 31, 2013 totaled less than $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
ClubCorp Holdings, Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of ClubCorp Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and December 25, 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ClubCorp Holdings, Inc. and subsidiaries as of December 31, 2013 and December 25, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 21, 2014

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Fiscal Years Ended December 31, 2013, December 25, 2012 and December 27, 2011

(In thousands of dollars, except per share amounts)

	2013	2012	2011
REVENUES:
Club operations	$579,751	$535,274	$513,282
Food and beverage	231,673	216,269	203,508
Other revenues	3,656	3,401	3,172
Total revenues	815,080	754,944	719,962

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation (includes $4,592, $0 and $0 related to equity-based compensation expense in 2013, 2012 and 2011, respectively)	527,787	483,653	468,577
Cost of food and beverage sales exclusive of depreciation	74,607	68,735	64,256
Depreciation and amortization	72,073	78,286	93,035
Provision for doubtful accounts	3,483	2,765	3,350
Loss on disposals of assets	8,122	10,904	9,599
Impairment of assets	6,380	4,783	1,173
Equity in earnings from unconsolidated ventures	(2,638)	(1,947)	(1,487)
Selling, general and administrative (includes $9,625, $0 and $0 related to equity-based compensation expense in 2013, 2012 and 2011, respectively)	64,073	45,343	52,382
OPERATING INCOME	61,193	62,422	29,077

Interest and investment income	345	1,212	138
Interest expense	(83,669)	(89,369)	(84,746)
Loss on extinguishment of debt	(16,856)	—	—
Other income	—	2,132	3,746
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(38,987)	(23,603)	(51,785)
INCOME TAX (EXPENSE) BENEFIT	(1,681)	7,528	16,421
LOSS FROM CONTINUING OPERATIONS	(40,668)	(16,075)	(35,364)
Loss from discontinued clubs, net of income tax (expense) benefit of $(3), $2,669 and $(152) in 2013, 2012 and 2011, respectively	(12)	(10,917)	(258)
NET LOSS	(40,680)	(26,992)	(35,622)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(212)	(283)	(575)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(40,892)	$(27,275)	$(36,197)

NET LOSS	$(40,680)	$(26,992)	$(35,622)
Foreign currency translation, net of tax	(398)	1,890	(2,105)
OTHER COMPREHENSIVE (LOSS) INCOME	(398)	1,890	(2,105)
COMPREHENSIVE LOSS	(41,078)	(25,102)	(37,727)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(212)	(283)	(575)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(41,290)	$(25,385)	$(38,302)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	54,172	50,570	50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	54,603	50,570	50,570

EARNINGS PER COMMON SHARE, BASIC:
Loss from continuing operations attributable to ClubCorp	$(0.75)	$(0.32)	$(0.71)
Loss from discontinued clubs attributable to ClubCorp	$—	$(0.22)	$(0.01)
Net loss attributable to ClubCorp	$(0.75)	$(0.54)	$(0.72)

EARNINGS PER COMMON SHARE, DILUTED:
Loss from continuing operations attributable to ClubCorp	$(0.75)	$(0.32)	$(0.71)
Loss from discontinued clubs attributable to ClubCorp	$—	$(0.22)	$(0.01)
Net loss attributable to ClubCorp	$(0.75)	$(0.54)	$(0.72)

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and December 25, 2012

(In thousands of dollars, except share and per share amounts)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,781	$81,965
Receivables, net of allowances of $3,666 and $2,626 at December 31, 2013 and December 25, 2012, respectively	83,161	51,590
Inventories	15,819	14,361
Prepaids and other assets	13,339	12,199
Deferred tax assets	10,403	8,076
Total current assets	176,503	168,191
Investments	8,032	11,166
Property and equipment, net (includes $9,347 and $9,870 related to VIEs at December 31, 2013 and December 25, 2012, respectively)	1,234,903	1,223,539
Notes receivable, net of allowances of $724 and $563 at December 31, 2013 and December 25, 2012, respectively	4,756	3,183
Goodwill	258,459	258,459
Intangibles, net	27,234	31,958
Other assets	26,330	24,051
TOTAL ASSETS	$1,736,217	$1,720,547

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,567	$24,988
Membership initiation deposits - current portion	112,212	91,398
Accounts payable	26,764	27,670
Accrued expenses	36,772	35,989
Accrued taxes	20,455	16,678
Other liabilities	79,300	52,915
Total current liabilities	287,070	249,638
Long-term debt (includes $13,157 and $13,408 related to VIEs at December 31, 2013 and December 25, 2012, respectively)	638,112	768,369
Membership initiation deposits	204,152	202,630
Deferred tax liability	210,989	207,790
Other liabilities (includes $21,233 and $20,220 related to VIEs at December 31, 2013 and December 25, 2012, respectively)	157,944	149,038
Total liabilities	1,498,267	1,577,465
Commitments and contingencies (See Note 15)

EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 63,789,730 and 50,569,730 issued and outstanding at December 31, 2013 and December 25, 2012, respectively	638	506
Additional paid-in capital	320,274	184,460
Accumulated other comprehensive loss	(1,070)	(672)
Retained deficit	(92,669)	(51,777)
Total stockholders’ equity	227,173	132,517
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,777	10,565
Total equity	237,950	143,082
TOTAL LIABILITIES AND EQUITY	$1,736,217	$1,720,547

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended December 31, 2013, December 25, 2012 and December 27, 2011

(In thousands of dollars)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,680)	$(26,992)	$(35,622)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	69,211	68,780	68,941
Amortization	2,863	9,829	24,973
Asset impairments	6,380	4,926	1,273
Bad debt expense	3,502	2,793	3,435
Equity in earnings from unconsolidated ventures	(2,638)	(1,947)	(1,487)
Distribution from investment in unconsolidated ventures	4,699	3,882	4,872
Loss on disposals of assets	8,121	22,208	9,627
Amortization and write-off of debt issuance costs	5,084	2,033	1,915
Accretion of discount on member deposits	20,961	24,596	18,281
Amortization of surface rights bonus revenue	—	(1,823)	(3,750)
Amortization of above and below market rent intangibles	141	281	233
Equity-based compensation	14,217	—	—
Redemption premium payment included in loss on extinguishment of debt	14,525	—	—
Net change in deferred tax assets and liabilities	(4,548)	(14,207)	(20,480)
Net change in prepaid expenses and other assets	(2,849)	(532)	607
Net change in receivables and membership notes	(26,925)	1,859	2,874
Net change in accounts payable and accrued liabilities	(815)	4,254	9,094
Net change in other current liabilities	26,548	1,940	(12,708)
Net change in other long-term liabilities	(4,104)	(4,992)	2,536
Net cash provided by operating activities	93,693	96,888	74,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59,541)	(54,208)	(47,940)
Acquisitions of clubs	(15,620)	(3,570)	(22,756)
Proceeds from dispositions	1,419	8,002	551
Proceeds from insurance	—	2,228	—
Net change in restricted cash and capital reserve funds	(59)	230	(282)
Return of capital in equity investments	1,073	—	486
Net cash used in investing activities	(72,728)	(47,318)	(69,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(170,937)	(14,830)	(12,884)
Proceeds from new debt borrowings	10,713	—	—
Redemption premium payment	(14,525)	—	—
Purchase of interest rate cap agreement	—	(57)	—
Debt issuance and modification costs	(7,872)	(917)	(2,276)
Distribution to owners	(35,000)	—	—
Contribution from owners	—	—	3,197
Proceeds from issuance of common stock in Holdings' initial public offering, net of underwriting discounts and commissions	173,250	—	—
Equity offering costs	(4,349)	—	—
Distribution to noncontrolling interests	—	(942)	—
Proceeds from new membership initiation deposits	1,042	851	423
Repayments of membership initiation deposits	(1,421)	(3,016)	(358)
Net cash used in financing activities	(49,099)	(18,911)	(11,898)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(50)	826	951
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,184)	31,485	(6,274)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,965	50,480	56,754
CASH AND CASH EQUIVALENTS - END OF PERIOD	$53,781	$81,965	$50,480
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$61,441	$66,932	$61,007
Cash paid during the year for income taxes	$3,187	$4,089	$14,080
Non-cash investing and financing activities are as follows:
Capital lease	$11,342	$10,799	$14,942
Capital accruals	$1,790	$1,092	$1,070
Leasehold improvements	$—	$442	$370
Contributions from owners	$—	$—	$1,058
Distribution declared payable to owners	$7,654	$—	$—
Distribution related to utilization of certain deferred tax benefits recorded in connection with the ClubCorp Formation	$4,518	$—	$—
Debt assumed with asset acquisition	$4,954	$—	$—

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 31, 2013, December 25, 2012 and December 27, 2011

(In thousands of dollars, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Equity (Deficit)	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 28, 2010	50,569,730	$506	$180,205	$(457)	$11,695	$10,649	$202,598
Contribution from owners attributable to the ClubCorp Formation	—	—	4,255	—	—	—	4,255
Net (loss) income	—	—	—	—	(36,197)	575	(35,622)
Other comprehensive loss	—	—	—	(2,105)	—	—	(2,105)
BALANCE - December 27, 2011	50,569,730	$506	$184,460	$(2,562)	$(24,502)	$11,224	$169,126
Net (loss) income	—	—	—	—	(27,275)	283	(26,992)
Other comprehensive income	—	—	—	1,890	—	—	1,890
Distributions to noncontrolling interests	—	—	—	—	—	(942)	(942)
BALANCE - December 25, 2012	50,569,730	$506	$184,460	$(672)	$(51,777)	$10,565	$143,082
Distributions to owners	—	—	(35,000)	—	—	—	(35,000)
Proceeds from issuance of common stock in Holdings' initial public offering, net of underwriting discounts, commissions and other offering costs	13,200,000	132	168,769	—	—	—	168,901
Issuance of restricted stock	20,000	—	—	—	—	—	—
Distributions to owners declared, but unpaid	—	—	(7,654)	—	—	—	(7,654)
Equity-based compensation expense	—	—	14,217	—	—	—	14,217
Distribution related to utilization of certain deferred tax benefits recorded in connection with the ClubCorp Formation	—	—	(4,518)	—	—	—	(4,518)
Net (loss) income	—	—	—	—	(40,892)	212	(40,680)
Other comprehensive loss	—	—	—	(398)	—	—	(398)
BALANCE - December 31, 2013	63,789,730	$638	$320,274	$(1,070)	$(92,669)	$10,777	$237,950

 See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, unless otherwise indicated)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations”, together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs. ClubCorp has two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. As of December 31, 2013, the majority of Holdings' common stock is owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. ClubCorp, together with its subsidiaries, may be referred to as “we”, “us”, “our”, or the “Company”.
On September 25, 2013, Holdings completed an initial public offering (our “IPO”) in which we sold 13,200,000 shares of common stock. The offering generated net proceeds to Holdings of approximately $168.9 million after deducting underwriting discounts and commissions and equity-offering costs. Holdings subsequently contributed the net proceeds to Operations.

We own or lease and consolidate 96 golf and country clubs in the United States and Mexico and 44 business, sports and alumni clubs throughout the United States. We consolidate five golf and country club joint ventures, located in the United States, for which we are deemed to be the primary beneficiary. We have joint venture ownership in one golf and country club and one business, sports, and alumni club, both in the United States, which we do not consolidate. We manage three golf and country clubs in the United States, and manage four business, sports and alumni clubs in the United States and China.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements reflect the consolidated operations of ClubCorp, its subsidiaries and certain variable interest entities (“VIEs”). The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the United States, or “GAAP”. All intercompany accounts have been eliminated.

Fiscal Year—Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2013, the fiscal year is comprised of the 53 weeks ended December 31, 2013. For 2012 and 2011, the fiscal years are comprised of the 52 weeks ended December 25, 2012 and December 27, 2011, respectively.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from such estimated amounts.

Revenue Recognition—Revenues from club operations, food and beverage and merchandise sales are recognized at the time of sale or when the service is provided and are reported net of sales taxes.

Revenues from membership dues are generally billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing membership services.

At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. In general, initiation fees are not refundable, whereas initiation deposits sold are not refundable until a fixed number of years (generally 30) after the date of acceptance of a member. We recognize revenue related to membership initiation fees and deposits over the expected life of an active membership. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within club operations revenue on the consolidated statements of operations over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our incremental borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership initiation fees sold are not refundable and are deferred and recognized within club operations revenue on the consolidated statements of operations over the expected life of an active membership.

Membership initiation fees and deposits recognized within club operations revenue on the consolidated statements of operations was $17.7 million, $16.3 million and $13.1 million for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively.

Cash Equivalents—We consider investments with an original maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is established and maintained based on our best estimate of accounts receivable collectability. Management estimates collectability by specifically analyzing known troubled accounts, accounts receivable aging and other historical factors that affect collections. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the member and projected economic and market conditions.
The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the consolidated financial statements. The table below shows the changes in our allowance for doubtful accounts balance:

	2013	2012	2011
Beginning allowance	$2,626	$3,586	$3,594
Bad debt expense, excluding portion related to notes receivable	3,502	2,907	3,052
Write offs	(2,462)	(3,867)	(3,060)
Ending allowance	$3,666	$2,626	$3,586
Inventories—Inventories, which consist primarily of food and beverages and merchandise held for resale, are stated at the lower of cost (weighted average cost method) or market. Losses on obsolete or excess inventory are not material.
Variable Interest Entities—We consolidate any VIEs for which we are deemed to be the primary beneficiary. See Note 3.
Investments—Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, are accounted for by the equity method. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method. See Note 4.
Property and Equipment, Net—Property and equipment is recorded at cost, including interest incurred during construction periods. We capitalize costs that both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized. All other related costs are expensed as incurred. For building improvements, only costs that extend the useful life of the building are capitalized; repairs and maintenance are expensed as incurred. Internal use software development costs are capitalized and amortized on a straight-line basis over the expected benefit period. The unamortized balance of internal use software totaled $4.3 million and $4.5 million at December 31, 2013 and December 25, 2012, respectively. See Note 6.
Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Depreciable land improvements	5	-	20 years
Building and recreational facilities	20	-	40 years
Machinery and equipment	3	-	10 years
Leasehold improvements	1	-	40 years
Furniture and fixtures	3	-	10 years

Leasehold improvements are amortized over the shorter of the term of the respective leases or their useful life using the straight-line method.

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

Goodwill and Other Intangibles, Net—We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangibles specifically related to an individual property are recorded at the property level. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives as reflected in Note 7.
We assess the recoverability of the carrying value of goodwill and other indefinite lived intangibles annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount with an impairment being recognized only where the fair value is less than carrying value. See Note 7.
Impairment of Long-Lived Assets—We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over the expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, the impairment is determined by comparing the carrying value of the property to its fair value which may be approximated by using future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance, local operations and other factors both in the Company’s control and out of the Company’s control. Additionally, throughout the impairment evaluation process, we consider the impact of recent property appraisals when they are available. If actual results differ from these estimates, additional impairment charges may be required. As discussed in Note 5, GAAP establishes a three‑tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The fair value calculations associated with these valuations are classified as Level 3 measurements under GAAP.
Insurance Reserves—We have established insurance programs to cover exposures above predetermined deductibles for certain insurable risks consisting primarily of physical loss to property, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Insurance reserves are developed by the Company, using the assistance of a third-party actuary and consideration of our past claims experience, including both the frequency and settlement of claims.
Advertising Expense—We market our clubs through advertising and other promotional activities. Advertising expense is charged to income during the period incurred. Advertising expense totaled $5.8 million, $5.5 million and $6.0 million for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively.
Foreign Currency—The functional currency of our entities located outside the United States of America is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately, net of tax of $0.0 million for all years presented, as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the fiscal years ended December 31, 2013, December 25, 2012 or December 27, 2011. Realized foreign currency transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss in club operating costs.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized.

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

Interest and Investment Income—Interest and investment income is comprised principally of interest on notes receivable and cash deposits held by financial institutions.
Leases—We lease operating facilities under agreements with terms up to 99 years. These agreements normally provide for minimum rentals plus executory costs. Some of the agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which we take control of the property. Renewal options determined to be reasonably assured are also included in the lease term. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flow as defined in the lease agreements.
Some of our lease agreements contain tenant allowances. Upon receipt of such allowances, we record a deferred rent liability in other liabilities on the consolidated balance sheets. The allowances are then amortized on a straight-line basis over the remaining terms of the corresponding leases as a reduction of rent expense.
Equity-Based Awards—Equity-based unit awards were previously issued under a Management Profits Interest Program (“MPI”) which constituted grants of time-vesting non-voting profits interests in Fillmore. These awards entitled participants to participate in the appreciation of the value of Fillmore above an applicable threshold and thereby share in its future profits. Fillmore converted previously issued Class B units into Class A units, subject to remaining vesting periods, in connection with the ClubCorp Formation.

MPI participants could receive a distribution upon the occurrence of a liquidity event or upon the declaration of a distribution or dividend payment, in each case in accordance with the terms of the distribution “waterfall” set forth in Fillmore’s Second Amended and Restated LLC Agreement. Because the distributions would be contingent on the value of the Company at the time of such liquidity event, distribution, or dividend payment, no expense was recognized relating to such awards until the consummation of our IPO on September 25, 2013, at which time the MPI participants, including our executives, employees, directors and consultants surrendered all Class A units (including Converted Units) and Class C units held by them in exchange for an aggregate of 2,251,027 shares of Holdings' common stock previously held by Fillmore, a portion of which are restricted, subject to remaining time vesting requirements. The number of shares of our common stock delivered to our NEOs was determined in a manner intended to equate the aggregate fair value of such shares at our IPO offering price to the aggregate fair value of the NEOs’ Class A units and Class C units immediately prior to the conversion, based on the relative fair value priorities applicable to various classes of Fillmore's Class A units and Class C units.

The ClubCorp Holdings, Inc. 2012 Stock Award Plan, which was amended and restated as of August 14, 2013 (the “Stock Plan”) provides for an aggregate amount of no more than 4,000,000 shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards and restricted stock units (“RSUs”) under the Stock Plan. As of December 31, 2013, approximately 3.4 million shares of common stock were available for future issuance under the Stock Plan.
On April 1, 2012, Holdings granted 12,552 RSUs to certain executives under the Stock Plan. The RSUs vest based on satisfaction of both a time condition subject to the holders' continued employment and a liquidity condition. The time condition is satisfied with respect to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock Plan) or after a period of time following the effective date of an initial public offering by us. On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into shares of our common stock. The remaining RSUs will convert into shares of our common stock upon satisfaction of the remaining time vesting requirements. After giving effect to the 50 for 1 forward stock split and the 1.0113946 for 1 forward stock split (described in Note 16), 613,963 RSUs remain outstanding as of December 31, 2013.

On September 25, 2013, 20,000 shares of restricted common stock, which vest after one year, were issued under the Stock Plan to certain of ClubCorp's directors. No other equity-based awards were granted during the fiscal year ended December 31, 2013.

Subsequent to our IPO, during the fiscal year ended December 31, 2013, ClubCorp recorded equity-based compensation expense of $14.2 million ($13.4 million net of tax benefit) related to equity-based awards issued under the MPI and the Stock Plan. No equity-based compensation expense was recorded in the fiscal years ended December 25, 2012 and December 27, 2011. As of December 31, 2013, there was approximately $1.4 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1 year.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2012 and is to be applied prospectively. Our adoption of this ASU in the first quarter of 2013 did not materially change the presentation of our consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 (“ASU 2013-04”), Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed as the Reporting Date. ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $1.1 million collateralized by assets of the entity totaling $3.9 million as of December 31, 2013. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of December 31, 2013 total $3.6 million compared to recorded assets of $6.8 million.

The VIE related to certain Non‑Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non‑Core Development Entities.
 The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of December 31, 2013 and December 25, 2012, net of intercompany amounts:

	2013	2012
Current assets	$1,407	$954
Fixed assets, net	9,347	9,870
Other assets	$850	$856
Total assets	$11,604	$11,680

Current liabilities	$1,644	$1,294
Long-term debt	13,157	13,408
Other long-term liabilities	20,060	19,419
Noncontrolling interest	5,955	6,260
Company capital	(29,212)	(28,701)
Total liabilities and equity	$11,604	$11,680

Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.6 million and $11.7 million at December 31, 2013 and December 25, 2012, respectively.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.4 million and $1.3 million at December 31, 2013 and December 25, 2012, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated statements of operations.

During the fiscal year ended December 25, 2012, we determined that one of our equity method investments had a decrease in value that was other than temporary. We recognized an impairment loss of $0.7 million during the fiscal year ended December 25, 2012 to adjust its carrying amount to its fair value of $1.1 million. See Note 5. We did not recognize any impairment losses related to our equity method investments in the fiscal year ended December 31, 2013.
Additionally, we have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $6.2 million and $9.4 million at December 31, 2013 and December 25, 2012, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $3.5 million, $2.9 million and $2.8 million during the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements at the time of the acquisition of CCI by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $6.0 million and $8.0 million at December 31, 2013 and December 25, 2012, respectively.

Our equity in net income from the investment described in the preceding paragraph is shown below:

	2013	2012	2011
ClubCorp's equity in net income, excluding amortization	$4,400	$3,819	$3,487
Amortization	(2,008)	(2,008)	(2,008)
ClubCorp's equity in net income	$2,392	$1,811	$1,479

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of December 31, 2013 and December 25, 2012:

	2013		2012
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2	$570,856	$601,775	$719,575	$765,744
Level 3	53,132	43,971	49,627	40,169
Total	$623,988	$645,746	$769,202	$805,913

     All debt obligations are considered Level 3 except for the Senior Notes and the Secured Credit Facilities, as defined in Note 10, which are considered Level 2. We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: 1) the determination that certain other debt obligations are similar, 2) nonperformance risk, and 3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of December 31, 2013 and December 25, 2012.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Our assets and liabilities measured at fair value on a non-recurring basis include equity method investments, property and equipment, mineral rights, goodwill, trade names, liquor licenses, and business combinations. As of December 31, 2013 and December 25, 2012, there were certain assets that were determined to be impaired and therefore the carrying amount of those assets were recorded at their fair value.
The estimated fair values of our assets and liabilities measured at fair value on a non-recurring basis as a result of impairment losses during the years ended December 31, 2013, December 25, 2012, and December 27, 2011 were as follows:

	2013		2012		2011
	Fair Value	Impairment Losses	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Equity method investments	$—	$—	$1,077	$716	$—	$—
Property and equipment	2,028	3,937	368	717	—	—
Other assets - mineral rights	—	—	2,178	2,993	—	—
Intangible assets - trade names	—	—	490	360	1,100	50
Intangible assets - liquor licenses	642	2,443	563	140	1,065	1,223
Equity Method Investments—During the fiscal year ended December 25, 2012, we determined that one of our equity method investments had a decrease in value that was other than temporary. We recognized an impairment loss of $0.7 million during the fiscal year ended December 25, 2012 to adjust its carrying amount to its fair value of $1.1 million. The valuation method used to determine fair value was based on a third party valuation using inputs that were unobservable in the marketplace. This valuation is considered a Level 3 measurement. See Note 4.

Property and Equipment—We recognized impairment losses to property and equipment of $3.9 million and $0.7 million during the fiscal years ended December 31, 2013 and December 25, 2012, respectively, to adjust the carrying amount of certain property and equipment to its fair value of $2.0 million and $0.4 million, respectively, due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. The valuation method used to determine fair value was based on an analysis of discounted future free cash flows using a risk-adjusted discount rate (‘‘Income Approach’’), and based on cost adjusted for economic obsolescence (‘‘Cost Approach’’). The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

Mineral Rights—We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal year ended December 25, 2012, we recognized an impairment of $3.0 million to adjust the carrying value of certain of these mineral rights to their fair value of $2.2 million. The valuation is considered a Level 3 measurement and is based upon inactive market prices for similar assets which are not observable in the marketplace. See Note 8.

Trade Names—We test our trade name intangible assets annually for impairment, utilizing the relief from royalty method to determine the estimated fair value for each trade name which is classified as a Level 3 measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates.

We recorded impairment of trade names of $0.4 million and $0.1 million in the fiscal years ended December 25, 2012 and December 27, 2011, respectively, to adjust the carrying amount of certain trade names to their fair value of $0.5 million and $1.1 million, respectively. See Note 7.

Liquor Licenses—We test our liquor licenses annually for impairment. We use quoted prices in active markets when they are available (Market Approach), which are considered Level 2 measurements. When quoted prices in active markets are not available, methods used to determine fair value include analysis of the discounted future free cash flows that sales under a liquor license generate (Income Approach), and a comparison to liquor licenses sold in an active market in other jurisdictions (Market Approach). These valuations are considered Level 3 measurements. Key assumptions include future cash flows, discount rates and projected margins, among other factors.

We recorded impairment of liquor licenses of $2.4 million, $0.1 million and $1.2 million in the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively, to adjust the carrying amount of certain liquor licenses to their fair value of $0.6 million, $0.6 million and $1.1 million, respectively. See Note 7.

There were no impairments to goodwill in the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011. The key assumptions used in the goodwill impairment analysis are considered Level 3 measurements. See Note 7. Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The key assumptions used in determining these values are considered Level 3 measurements. See Note 13.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at December 31, 2013 and December 25, 2012:

	2013	2012
Land and non-depreciable land improvements	$530,212	$531,265
Depreciable land improvements	339,806	325,688
Buildings and recreational facilities	416,259	401,607
Machinery and equipment	181,619	164,005
Leasehold improvements	95,901	84,444
Furniture and fixtures	72,687	64,960
Construction in progress	3,513	2,912
	1,639,997	1,574,881
Accumulated depreciation	(405,094)	(351,342)
Total	$1,234,903	$1,223,539

Depreciation expense, from continuing operations, which included depreciation of assets recorded under capital leases, was $69.2 million, $68.5 million and $68.2 million for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively. Interest capitalized as a cost of property and equipment totaled $0.3 million, $0.2 million and $0.4 million for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively.

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We recognized impairment losses to property and equipment of $3.9 million and $0.7 million during the fiscal years ended December 31, 2013 and December 25, 2012, respectively, to adjust the carrying amount of certain property and equipment to its fair value of $2.0 million and $0.4 million, respectively, due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2013 and December 25, 2012:

		2013			2012
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,850		$24,850	$24,850		$24,850
Liquor Licenses		2,023		2,023	3,886		3,886
Intangible assets with finite lives:
Member Relationships	7 years	2,800	(2,547)	253	19,068	(16,084)	2,984
Management Contracts	9 years	598	(490)	108	598	(421)	177
Other	7 years	—	—	—	426	(365)	61
Total		$30,271	$(3,037)	$27,234	$48,828	$(16,870)	$31,958

Goodwill		$258,459		$258,459	$258,459		$258,459

Intangible Assets—Intangible assets include trade names, liquor licenses and member relationships. Intangible asset amortization expense was $2.9 million, $9.8 million and $25.0 million for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively. For each of the five years subsequent to 2013 and thereafter, the amortization expense related to intangible assets with finite lives will be immaterial.

We retired fully amortized intangible assets and the related accumulated amortization of $16.3 million and $40.2 million of member relationships, $0.0 million and $1.7 million of management contracts and $0.4 million and $0.0 million of other intangibles from the consolidated balance sheets as of December 31, 2013 and December 25, 2012, respectively.

We test indefinite lived intangible assets for impairment annually. We test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows.

We test our trade name intangible assets annually for impairment, utilizing the relief from royalty method to determine the estimated fair value for each trade name which is classified as a Level 3 measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates.

We recorded impairment of trade names of $0.4 million and $0.1 million in the fiscal years ended December 25, 2012 and December 27, 2011, respectively, to adjust the carrying amount of certain trade names to their fair value of $0.5 million and $1.1 million, respectively. See Note 5. We have not recognized any impairment losses to trade name intangible assets in the fiscal year ended December 31, 2013.

We test our liquor licenses annually for impairment. We use quoted prices in active markets when they are available (Market Approach), which are considered Level 2 measurements. When quoted prices in active markets are not available, methods used to determine fair value include analysis of the discounted future free cash flows that sales under a liquor license generate (Income Approach), and a comparison to liquor licenses sold in an active market in other jurisdictions (Market Approach). These valuations are considered Level 3 measurements. Key assumptions include future cash flows, discount rates and projected margins, among other factors.

We recorded impairment of liquor licenses of $2.4 million, $0.1 million and $1.2 million in the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively, to adjust the carrying amount of certain liquor licenses to their fair value of $0.6 million, $0.6 million and $1.1 million, respectively. See Note 5.

Goodwill—We evaluate goodwill for impairment at the reporting unit level (golf and country clubs and business, sports and alumni clubs), which are the same as our operating segments. When testing for impairment, we first compare the fair value of our reporting units to the recorded values. Valuation methods used to determine fair value include analysis of the discounted future free cash flows that a reporting unit is expected to generate (Income Approach) and an analysis which is based upon a comparison of our reporting units to similar companies utilizing a purchase multiple of earnings before interest, taxes, depreciation and amortization (Market Approach). These valuations are considered Level 3 measurements. Key assumptions used in this model include future cash flows, growth rates, discount rates, capital needs and projected margins, among other factors.

If the carrying amount of the reporting units exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss. In the second step of the goodwill impairment test, we compare the implied value of the reporting unit's goodwill with the carrying value of that unit's goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of a reporting unit is allocated to the assets and liabilities of that unit, including intangible assets, and any excess of the value of the reporting unit over the amounts assigned to its assets and liabilities is the implied value of its goodwill.

We evaluate goodwill for impairment annually as of the first day of our last fiscal quarter or whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Based on this analysis, no impairment of goodwill was recorded for the fiscal years ended December 31, 2013 and December 27, 2011.

During the fiscal year ended December 25, 2012, we entered into an agreement to sell a business, sports and alumni club for proceeds of $5.9 million. See Note 13. We evaluated goodwill for impairment in conjunction with this agreement. Based on this analysis, no impairment of goodwill was required prior to entering into the sales agreement. As a result of the sale, we allocated $6.5 million of goodwill to this property and recognized a loss on disposal of goodwill for this amount in the fiscal year ended December 25, 2012. This loss is presented in loss from discontinued operations in the consolidated statements of operations and comprehensive loss. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in an impairment of goodwill.

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 27, 2011	$113,108	$151,851	$264,959
Loss on disposal - discontinued operations	$—	$(6,500)	$(6,500)
December 25, 2012	$113,108	$145,351	$258,459
December 31, 2013	$113,108	$145,351	$258,459

8. OTHER ASSETS

Other assets includes debt issuance costs, assets related to mineral rights and above and below market leases.

Debt Issuance Costs—Debt issuance costs totaled $15.9 million and $13.1 million at December 31, 2013 and December 25, 2012, respectively. See Note 10.

Mineral Rights—Mineral rights at various golf properties totaled $2.3 million and $2.3 million at December 31, 2013 and December 25, 2012, respectively. These assets will be depleted using the percentage depletion method based on actual production. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal year ended December 25, 2012, we recognized an impairment of $3.0 million to adjust the carrying value of certain of these mineral rights to their fair value of $2.2 million. See Note 5. We have not recognized any impairment losses to mineral rights in the fiscal years ended

December 31, 2013 and December 27, 2011. The valuation is considered a Level 3 measurement and is based upon inactive market prices for similar assets which are not observable in the marketplace. During 2008, we entered into certain mineral lease and surface right agreements with third parties to allow for exploration and production on these properties. We received $19.9 million which was classified as other current and long term liabilities in the consolidated balance sheets and was recognized in other income in the consolidated statements of operations on a straight line basis over the term of the agreements, which ranged from six months to four years.

Above and Below Market Leases—As a result of our acquisition by affiliates of KSL in 2006, we have recorded above and below market lease intangibles. The above market lease intangibles totaled $1.4 million and $2.0 million at December 31, 2013 and December 25, 2012, respectively, and are recorded in other liabilities; below market lease intangibles were $0.4 million and $1.2 million at December 31, 2013 and December 25, 2012, respectively, and are recorded in other assets. Amortization of the net above/below market lease intangibles is recorded as a net (increase) reduction in rent expense.

Related net amortization (accretion) over the next 5 years and thereafter is as follows:

Year	Amount

2014	$365
2015	256
2016	101
2017	92
2018	83
Thereafter	76
Total	$973

9. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at December 31, 2013 and December 25, 2012:

	2013	2012
Accrued compensation	$27,933	$24,060
Accrued interest	2,373	4,957
Other accrued expenses	6,466	6,972
Total accrued expenses	$36,772	$35,989

Taxes payable other than federal income taxes	$20,000	$16,211
Federal income taxes payable	455	467
Total accrued taxes	$20,455	$16,678

Advance deposits from members	$17,305	$12,489
Unearned dues	32,438	11,916
Deferred membership revenues	10,883	16,519
Insurance reserves	8,175	8,659
Distributions to owners declared, but unpaid	7,654	—
Other current liabilities	2,845	3,332
Total other current liabilities	$79,300	$52,915

Other long-term liabilities consist of the following at December 31, 2013 and December 25, 2012:

	2013	2012
Uncertain tax positions	$56,105	$52,713
Deferred membership revenues	42,773	41,218
Casualty insurance loss reserves - long term portion	11,255	10,936
Above market lease intangibles	1,347	2,040
Deferred rent	22,716	19,127
Accrued interest on notes payable related to Non-Core Development Entities	21,111	20,029
Other	2,637	2,975
Total other long-term liabilities	$157,944	$149,038

10. DEBT AND CAPITAL LEASES

Secured Credit Facilities

     Secured Credit Facilities—In 2010, Operations entered into the secured credit facilities (the “Secured Credit Facilities”). The Secured Credit Facilities were subsequently amended in 2012 and 2013. As amended, the Secured Credit Facilities are comprised of (i) a $301.1 million term loan facility, and (ii) a revolving credit facility with $120.5 million available for borrowing as of December 31, 2013, after deducting $19.6 million of standby letters of credit outstanding. In addition, so long as there is no default or event of default under the Secured Credit Facilities, Operations may, subject to lender participation, elect to increase the combined revolving and term loan capacity of the Secured Credit Facilities by incremental amounts of (x) $75.0 million, and, after full utilization of such $75.0 million, (y) an additional incremental amount subject to and determined by certain financial covenants.

As of December 31, 2013, the interest rate on the term loan facility was the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is July 24, 2020.

As of December 31, 2013, the revolving credit facility is comprised of two tranches of revolving credit commitments. As of such date, the first tranche of revolving credit commitments (“Tranche A”) had capacity of $5.1 million, which was reduced by $5.1 million in outstanding standby letters of credit, leaving no amounts available for borrowing under Tranche A. As each outstanding standby letter of credit supported by Tranche A matures, the total Tranche A commitment is reduced to the remaining balance of outstanding standby letters of credit thereunder. Tranche A matures on November 30, 2015.

As of December 31, 2013, the second tranche of revolving credit commitments (“Tranche B”) had capacity of $135.0 million, which was reduced by $14.5 million of standby letters of credit outstanding, leaving $120.5 million available for borrowing. Tranche B matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

The credit agreement, as amended, contains a senior secured leverage ratio covenant (the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, defined in the credit agreement as Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (“Adjusted EBITDA”), requires Operations and its restricted subsidiaries to maintain a leverage ratio of no greater than 4.00:1.00 for each fiscal quarter ended on or after June 30, 2013. As of December 31, 2013, Operations' leverage ratio was 1.89:1.00.

The amendments to the Secured Credit Facilities made during 2012 and 2013 included, among other things, the following key modifications:

On November 16, 2012, Operations entered into an amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on the term loan facility to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%.

On July 24, 2013, Operations entered into a second amendment to the credit agreement governing the Secured Credit Facilities to reduce the interest rate on the term loan facility, increase the principal borrowed under the term loan facility, extend the maturity date of the term loan facility, eliminate the quarterly principal payment requirement under the term loan facility, increase the amount of permissible incremental facilities and modify certain financial covenants and non-financial terms and conditions associated with the credit agreement governing the Secured Credit Facilities. The interest rate on the term loan facility was reduced to the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25%, with an additional reduction to the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%, upon successful completion of an initial public offering with proceeds of at least $50.0 million, which condition was satisfied on September 25, 2013, by the receipt by Operations, by way of contribution, of the net proceeds from the completion of our IPO. The term loan facility principal balance was increased to $301.1 million and the maturity date of the term loan facility was extended to July 24, 2020.

On August 30, 2013, Operations entered into a third amendment to the credit agreement governing the Secured Credit Facilities to conditionally secure the $135.0 million incremental revolving credit commitment (Tranche B). The third amendment became effective on September 30, 2013, subsequent to the satisfaction of certain conditions, including the receipt by Operations, by way of contribution, of more than $150.0 million of proceeds from the completion of our IPO. The Tranche B $135.0 million revolving credit commitments mature five years from the effective date of the third amendment and borrowings will bear interest at a rate of LIBOR plus a margin of 3.0% per annum. Additionally, the third amendment reduced the existing $50.0 million revolving credit commitment (Tranche A) to $19.6 million, the amount of standby letters of credit outstanding as of the effective date of the third amendment.

Subsequent to the end of our fiscal year end, on February 21, 2014, Operations entered into a fourth amendment to the credit agreement governing the Secured Credit Facilities which made only administrative changes to such credit agreement.

All obligations under the Secured Credit Facilities are guaranteed by Operations' Parent and each existing and all subsequently acquired or organized direct and indirect restricted subsidiaries of ClubCorp, other than certain excluded subsidiaries (collectively, the “guarantors”). The Secured Credit Facilities are secured, subject to permitted liens and other exceptions, by a first-priority perfected security interest in substantially all the assets of ClubCorp, and the guarantors, including, but not limited to (1) a perfected pledge of all the domestic capital stock owned by Operations and the guarantors, and (2) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned property of Operations and the guarantors, subject to certain exclusions.

Operations is required to make interest payments on the last business day of each of March, June, September and December. Operations may be required to prepay the outstanding term loan facility by a percentage of excess cash flows, as defined by the Secured Credit Facilities, each fiscal year end after their annual consolidated financial statements are delivered, which percentage may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year. Additionally, Operations is required to prepay the term loan facility with proceeds from certain asset sales, borrowings and certain insurance claims as defined by the Secured Credit Facilities.

Operations may voluntarily repay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with repaying, refinancing, substituting or replacing the existing term loans with new indebtedness.

Operations is also required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable in arrears on the last business day of each March, June, September and December.

The credit agreement governing the Secured Credit Facilities limits Operations' Parent's and Operations' (and most or all of Operations' Parent's subsidiaries') ability to:

•	create, incur, assume or suffer to exist any liens on any of their assets;

•	make or hold any investments (including loans and advances);

•	incur or guarantee additional indebtedness;

•	enter into mergers or consolidations;

•	conduct sales and other dispositions of property or assets;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	change the nature of the business;

•	enter into transactions with affiliates; and

•	enter into burdensome agreements.

Operations incurred debt issuance costs in conjunction with the issuance of the Secured Credit Facilities of $6.8 million. These have been capitalized and are being amortized over the term of the loan. Operations incurred additional debt issuance costs of $0.8 million in conjunction with the amendment entered into on November 16, 2012, $4.4 million in conjunction with the second amendment entered into on July 24, 2013 and $3.4 million in conjunction with the third amendment entered into on August 30, 2013. These have also been capitalized and are being amortized over the remaining term of the loan.

Senior Notes

On November 30, 2010, Operations issued $415.0 million in senior unsecured notes (the “Senior Notes”) with registration rights, bearing interest at 10.0% and maturing December 1, 2018. The interest is payable semiannually in arrears on June 1 and December 1 each year, beginning June 1, 2011. These notes are fully and unconditionally guaranteed on a joint and several basis by most of Operations' subsidiaries (“Guarantor Subsidiaries”), each of which is one hundred percent owned by Operations. The Senior Notes are not guaranteed by certain of Operations' subsidiaries (“Non-Guarantor Subsidiaries”). The indenture governing the Senior Notes limits our (and most or all of Operations' subsidiaries') ability to:

•	incur, assume or guarantee additional indebtedness;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	make investments;

•	enter into agreements that restrict the payment of dividends or other amounts by subsidiaries to us;

•	sell stock of our subsidiaries;

•	transfer or sell assets;

•	create liens;

•	enter into transactions with affiliates; and

•	enter into mergers or consolidations.

Subject to certain exceptions, the indenture governing these notes permits Operations and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

On October 28, 2013, Operations repaid $145.3 million in aggregate principal of the $415.0 million in Senior Notes, plus approximately $5.9 million in accrued and unpaid interest thereon, and $14.5 million of redemption premium. This redemption is pursuant to a provision in the indenture governing the Senior Notes that permits the redemption of up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offering proceeds at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.

Operations may redeem some or all of the remaining Senior Notes at any time prior to December 1, 2014 at a price equal to the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the redemption date plus the Make-Whole Premium. The “Make-Whole Premium” is defined as the greater of (1) 1% of the principal amount of the Senior Notes being redeemed and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes being redeemed at December 1, 2014 plus (ii) all remaining required interest payments due on such Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the then outstanding principal amount of the Senior Notes being redeemed.

After December 1, 2014, Operations may redeem the Senior Notes at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the twelve month period beginning on December 1 of each of the years indicated below:

Year	Percentage
2014	105.000%
2015	102.500%
2016 and thereafter	100.000%

Operations incurred debt issuance costs in conjunction with the issuance of the Senior Notes of $9.1 million. These have been capitalized and are being amortized over the term of the Senior Notes. In conjunction with the principal payment made on October 28, 2013, we expensed a proportionate share of the unamortized debt issuance costs of $2.3 million in the year ended December 31, 2013.

Mortgage Loans

General Electric Capital Corporation (“GECC”)—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, we amended the loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of December 31, 2013, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

The loan is collateralized by the assets of two golf and country clubs with a book value of $38.1 million as of December 31, 2013. The proceeds from the loan were used to pay existing debt of $11.2 million to GECC, $2.7 million to Ameritas Life and $8.0 million to Citigroup. Interest rates are variable based on 30 day LIBOR rates. Payments on the loan were interest only through August 2009 with principal payments commencing in September 2010 based upon a twenty-five year amortization schedule. However, as the cash on cash return (defined as the percentage of underwritten net operating income for the previous twelve months divided by the outstanding principal balance of the loan as of such date) for the period September 1, 2008 through August 31, 2009, and September 1, 2009 through August 31, 2010, was greater than 14% and 15%, respectively, amortization did not commence until September 1, 2011. As part of the August 1, 2012 amendment, the interest rate was changed from 3.25% plus 30 day LIBOR to 5% plus the greater of three month LIBOR or 1%.

We incurred debt issuance costs in conjunction with the original loan of $0.9 million which have been capitalized and were amortized over the original term of the loan. During the fiscal year ended December 27, 2011, we incurred additional debt issuance costs in conjunction with the term extension of $0.1 million which have been capitalized and were amortized over the term of the extension. During the fiscal year ended December 25, 2012, we incurred additional debt issuance costs in conjunction with the amendment of $0.2 million which have been capitalized and are being amortized over the original term of the amended loan.

Atlantic Capital Bank—In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with twenty-five year amortization. The loan is collateralized by the assets of one golf and country club with a book value of $6.3 million as of December 31, 2013. The interest rate is the greater of 3% plus 30 day LIBOR or 4.5%. We incurred debt issuance costs in conjunction with the issuance of this mortgage loan of $0.1 million. These have been capitalized and are being amortized over the term of the loan.

BancFirst—In connection with the acquisition of Oak Tree Country Club in May 2013, we assumed a mortgage loan with BancFirst for $5.0 million. See Note 13. The loan has an original maturity of October 2014 with two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. As of December 31, 2013, we expect to meet the required conditions and currently intend to extend the loan with BancFirst to October 2016. The loan is collateralized by the assets of the club, which had a book value of $7.9 million as of December 31, 2013. The interest rate is the greater of 4.5% or the prime rate. We incurred an immaterial amount of debt issuance costs in conjunction with the assumption of this mortgage loan. These costs have been capitalized and are being amortized over the term of the loan.

Long-term borrowings and lease commitments of the Company as of December 31, 2013 and December 25, 2012, are summarized below:

	2013		2012
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Notes	$269,750	10.00%	$415,000	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	301,106	4.00%	304,575	5.00%	As of December 31, 2013, greater of (i) 4.0% or (ii) an elected LIBOR + 3.0%; as of December 25, 2012, greater of (i) 5.0% or (ii) an elected LIBOR + 3.75%	2020
Revolving Credit Borrowings - Tranche A ($5,093 capacity) (1)	—	6.00%	—	6.00%	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2015
Revolving Credit Borrowings - Tranche B ($135,000 capacity) (2)	—	3.25%	—	—%	LIBOR plus a margin of 3.0%	2018
Mortgage Loans
General Electric Capital Corporation	30,313	6.00%	30,992	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(3)
Atlantic Capital Bank	3,493	4.50%	3,653	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
BancFirst	4,652	4.50%	—	—	Greater of (i) 4.50% or prime rate	2016
Other indebtedness	2,837	4.75% - 8.00%	3,145	5.75% - 8.00%	Fixed	Various

	623,988		769,202
Capital leases	25,691		24,155
	649,679		793,357
Less current portion	(11,567)		(24,988)
	$638,112		$768,369
______________________

(1)	As of December 31, 2013, Tranche A had capacity of $5.1 million, which was reduced by $5.1 million in outstanding standby letters of credit, leaving no amounts available for borrowing under Tranche A.

(2)	As of December 31, 2013, Tranche B had capacity of $135.0 million, which was reduced by $14.5 million of standby letters of credit outstanding, leaving $120.5 million available for borrowing.

(3)	Notes payable related to certain Non‑Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non‑Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2013 and thereafter is as follows:

Year	Debt	Capital Leases	Total
2014	$1,714	$9,853	$11,567
2015	4,730	8,187	12,917
2016	4,568	4,994	9,562
2017	28,885	2,250	31,135
2018	270,080	407	270,487
Thereafter	314,011	—	314,011
Total	$623,988	$25,691	$649,679

If we were to default on the Secured Credit Facilities and our lender was to accelerate the payment of all our principal and interest due, the holders of the Senior Notes could declare a cross-default.

11. LEASES

We lease operating facilities under agreements with terms up to 99 years. These agreements normally provide for minimum rentals plus executory costs. In some cases, we must pay contingent rent generally based on a percentage of gross receipts or positive cash flows as defined in the lease agreements. As a result, future lease payments that are considered contingent on future results are not included in the table below.

Future minimum lease payments for each of the next five years and thereafter required at December 31, 2013 under operating leases for land, buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows:

Year	Capital Leases	Operating Leases

2014	$11,399	$19,953
2015	8,980	19,295
2016	5,322	17,155
2017	2,357	16,096
2018	404	14,655
Thereafter	—	107,022
Minimum lease payments	$28,462	$194,176
Less: imputed interest component	2,771
Present value of net minimum lease payments of which $9.9 million is included in current liabilities	$25,691

Total facility rental expense was $29.4 million, $29.1 million and $29.2 million in the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively; contingent rent was $8.8 million, $8.4 million and $8.4 million in the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively.

12. INCOME TAXES

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

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided against deferred income tax assets for amounts which are not considered “more likely than not” to be realized.

Loss from continuing operations before income taxes and noncontrolling interest consists of the following:

	2013	2012	2011
Domestic	$(38,583)	$(23,563)	$(53,268)
Foreign	(404)	(40)	1,483
	$(38,987)	$(23,603)	$(51,785)

The income tax (expense) benefit from continuing operations consists of the following:

	2013	2012	2011
Current
Federal	$(3,040)	$(1,508)	$(2,840)
State	(2,972)	(1,185)	(3,283)
Foreign	(220)	1,027	(494)
Total Current	(6,232)	(1,666)	(6,617)
Deferred
Federal	4,209	6,090	17,876
State	342	3,104	5,162
Foreign	—	—	—
Total Deferred	4,551	9,194	23,038
Total income tax (expense) benefit	$(1,681)	$7,528	$16,421

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and the actual income tax provision for continuing operations as reflected in the accompanying consolidated statements of operations are as follows:

	2013	2012	2011
Expected Federal income tax benefit	$13,645	$8,260	$18,005
State taxes, net of Federal benefit	(468)	409	1,879
Change in valuation allowance - State	(1,266)	828	(668)
Change in valuation allowance - Foreign	(44)	(707)	445
Foreign rate differential	(97)	2	74
IETU, Withholding and Other Permanent- Foreign	(220)	557	(494)
Forgiveness of Debt	—	—	(290)
Adjustments Related to Tax Contingencies	(3,171)	(3,273)	(2,921)
Equity-based compensation	(4,192)	—	—
Membership initiation deposits	(4,586)	—	—
Other, net	(1,282)	1,452	391
Actual income tax (expense) benefit	$(1,681)	$7,528	$16,421

We had the following net operating loss carryforwards at December 31, 2013, which are available to offset future taxable income:

Type of Carryforward	Gross Amount	Expiration Dates (in years)
Federal tax operating loss	$25,969	2031	-	2033
State tax operating loss	$172,223	2014	-	2033
AMT net operating loss	$26,735	2031	-	2033
Mexico net operating loss	$17,635	2014	-	2023

The components of the deferred tax assets and deferred tax liabilities at December 31, 2013 and December 25, 2012 are as follows:

	2013	2012
Deferred tax assets:
Federal tax net operating loss carryforwards	$9,089	$8,045
State and foreign tax net operating loss carryforwards	11,417	11,102
Membership deferred revenue	51,568	48,041
Reserves and accruals	19,902	17,422
Tax credits	3,162	2,930
Suspended losses	—	11,272
Capital losses	6,723	—
Straight-line rent	8,650	7,321
Other	18,942	17,663
Total gross deferred tax assets	$129,453	$123,796
Valuation allowance	(10,916)	(10,474)
Deferred tax liabilities:
Discounts on membership initiation deposits and acquired notes	(150,905)	(151,538)
Property and equipment	(155,424)	(145,989)
Deferred revenue	(1,920)	(1,872)
Intangibles	(10,541)	(11,435)
Other	(333)	(2,382)
Total gross deferred tax liabilities	(319,123)	(313,216)
Net deferred tax liability	$(200,586)	$(199,894)

The allocation of deferred taxes between current and long-term as of December 31, 2013 and December 25, 2012 is as follows:

	2013	2012
Current portion-deferred tax asset, net	$10,403	$7,896
Long-term deferred tax liability, net	(210,989)	(207,790)
Net deferred tax liability	$(200,586)	$(199,894)

Valuation allowances included above of $10.9 million and $10.5 million at December 31, 2013 and December 25, 2012, respectively, relate primarily to net operating loss carryforwards in certain states and in Mexico.

GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.

A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. GAAP also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Income tax expense for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011 includes interest expense and penalties of $4.1 million, $3.7 million and $3.4 million respectively.

A reconciliation of the change in our unrealized tax benefit for all periods presented is as follows:

	2013	2012	2011
Balance at beginning of year	$51,384	$52,513	$53,215
Increases in tax positions for current year	—	—	—
Increases in tax positions for prior years	103	17	52
Decreases in tax positions for prior years	(1,109)	(1,146)	(754)
Balance at end of year	$50,378	$51,384	$52,513

As of December 31, 2013 and December 25, 2012, we have recorded $56.1 million and $52.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, which are included in other liabilities in the consolidated balance sheets. The majority of unrecognized tax benefits relates to cancellation of indebtedness income stemming from the 2010 ClubCorp Formation and related debt restructuring transactions. The calculation of the cancellation of indebtedness income recognized in connection with the ClubCorp Formation was complex and involved significant judgments and interpretations on our part, including the valuation of assets held at such time. If we were to prevail on all uncertain tax positions, the net effect would be an income tax benefit of approximately $44.0 million, exclusive of any benefits related to interest and penalties.

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in two foreign jurisdictions. We are currently undergoing an Internal Revenue Service (“IRS”) audit of certain components of the tax return for the year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts. In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years. It is likely that within the next 12 months our unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of the above examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of December 31, 2013.

13. CLUB ACQUISITIONS, CLUB DISPOSITIONS AND DISCONTINUED OPERATIONS

Club Acquisitions

Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated statements of operations since their date of acquisition.

Chantilly National Golf & Country Club—On December 17, 2013, we acquired Chantilly National Golf & Country Club, a private country club located in Centreville, Virginia, in exchange for net cash consideration of $4.8 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

Depreciable land improvements, property and equipment	$5,171
Inventory	103
Other current liabilities	(25)
Other long-term liabilities	(180)
Long-term debt	(234)
Total	$4,835

Cherry Valley Country Club—On June 18, 2013, we acquired Cherry Valley Country Club, a private country club located in Skillman, New Jersey, in exchange for net cash consideration of $5.6 million. We recorded the following major categories of assets and liabilities:

Depreciable land improvements, property and equipment	$5,976
Prepaid assets	121
Inventory	179
Long-term debt	(311)
Other liabilities	(408)
Total	$5,557

Oak Tree Country Club—On May 22, 2013, we acquired Oak Tree Country Club, a private country club located in Edmond, Oklahoma, in exchange for net cash consideration of $5.2 million. We assumed debt of $5.0 million in connection with the acquisition. We recorded the following major categories of assets and liabilities:

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

Hartefeld National Golf Club—On April 18, 2012, we acquired Hartefeld National Golf Club, a private country club located in Avondale, Pennsylvania. We recorded the following major categories of assets and liabilities in exchange for consideration of $3.6 million:

Land, depreciable land improvements, property and equipment	$3,999
Prepaid real estate taxes	31
Inventory	112
Deferred revenue and other liabilities	(572)
Total	$3,570

Long Island Clubs—On June 7, 2011, ClubCorp acquired three properties located in Long Island, New York. The properties include Hamlet Golf and Country Club which is a private golf club, and Wind Watch Golf and Country Club and Willow Creek Golf and Country Club which are semi-private golf clubs. We recorded the following major categories of assets and liabilities in exchange for total consideration of $18.8 million:

Land, property and equipment	$20,223
Prepaid real estate taxes	487
Inventory	197
Deferred revenue and other liabilities	(2,131)
Total	$18,776

Canterwood Golf & Country Club—On August 9, 2011, ClubCorp acquired Canterwood Golf and Country Club, a private golf club property located in Gig Harbor, Washington. We recorded the following major categories of assets and liabilities in exchange for consideration of $4.0 million:

Land, property and equipment	$4,003
Inventory and other current assets	149
Deferred revenue and other liabilities	(171)
Total	$3,981

There was no goodwill recorded on any of the purchase transactions listed above.

     Revenues and operating income associated with clubs acquired during the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, were as follows for each year.

	2013	2012	2011
Revenues	$34,751	$22,175	$10,079
Operating income (loss)	$538	$705	$(620)

The pro forma information related to these acquisitions is not material to our historical results of operations.

Club Dispositions

Clubs may be divested when we determine they will be unable to provide a positive contribution to cash flows from operations in future periods and/or when they are determined to be non-strategic holdings for the Company. Gains from divestitures are recognized in the period in which operations cease and losses are recognized when we determine that the carrying value is not recoverable and exceeds fair value.

Glendale Racquet Club, Inc.—On September 27, 2012, we sold certain assets and liabilities of Glendale Racquet Club, Inc., a sports club located in Milwaukee, Wisconsin, to an unrelated third party for $5.9 million. The sale resulted in a pre-tax loss of $11.1 million recorded in the fiscal year ended December 25, 2012 including a $6.5 million loss recognized for goodwill allocated to this entity. See Note 7. These losses are included in loss from discontinued operations in the consolidated statements of operations and comprehensive loss.

We discontinued one additional business, sports and alumni club and one golf management contract in the fiscal year ended December 25, 2012 for a pre-tax gain of $0.1 million. In conjunction with the discontinued golf management contract, we recorded impairment of liquor licenses of $0.1 million. See Note 7. We discontinued two business, sports and alumni clubs and one golf management contract for a pre-tax loss of $0.0 million during the fiscal year ended December 27, 2011.

We did not discontinue any clubs in the fiscal year ended December 31, 2013.

There were no assets held for sale at December 31, 2013 or December 25, 2012.

Discontinued Club Operations

Operations of the clubs that have been disposed along with the held for sale property were reclassified to discontinued operations on the consolidated statements of operations. Summarized financial information for these clubs is as follows:

	2013	2012	2011
Revenues	$—	$3,759	$7,387
Operating expenses, excluding loss on disposals and impairments of assets	(10)	(3,658)	(7,152)
Gain (loss) on disposals and impairments of assets	1	(11,448)	(126)
Interest expense	—	(2,239)	(215)
Loss from discontinued club operations, before taxes	(9)	(13,586)	(106)
Income tax (expense) benefit	(3)	2,669	(152)
Net income (loss) from discontinued clubs	$(12)	$(10,917)	$(258)

14. SEGMENT INFORMATION

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

We also disclose other (“Other”), which consists of other business activities including ancillary revenues related to alliance arrangements, a portion of the revenue associated with upgrade offerings, reimbursements for certain costs of operations at managed clubs, amortization of certain proceeds received from mineral lease and surface right agreements, corporate overhead expenses, and shared services. Other also includes corporate assets such as cash, goodwill, intangible assets, and loan origination fees.

We evaluate segment performance and allocate resources based on Segment EBITDA. Segment EBITDA differs from Adjusted EBITDA which is used in calculating the Company's compliance with debt covenants. We define Segment EBITDA as net income before discontinued operations, interest and investment income, interest expense, income taxes, gain or loss on disposal, acquisition and impairment of assets and depreciation and amortization. Additionally, the following items are excluded to determine Segment EBITDA:

•	translation gains and losses;

•	proceeds from business interruption insurance;

•	severance payments;

•	expenses and adjustments related to accruals for unclaimed property settlements;

•	management fees, termination fee and expenses paid to an affiliate of KSL;

•	acquisition costs;

•	amortization of step-up in certain equity method investments;

•	expenses related to the November 30, 2010 reorganization (“ClubCorp Formation”);

•	expenses related to adjustments in accruals for certain environmental compliance obligations incurred prior to 2011;

•	expenses related to adjustments in accruals for certain property tax increases prior to 2011;

•	expenses related to an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 related to the acquisition and development of a golf course property;

•	expenses accrued under our long-term incentive plan;

•	equity-based compensation expense;

•	expenses related to debt amendments; and

•	certain other incidental expenses.

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

The table below shows summarized financial information by segment for continuing operations for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011:

	2013	2012	2011
Golf and Country Clubs
Revenues	$627,317	$583,523	$550,898
Segment EBITDA	179,242	166,327	151,554
Total Assets	1,254,988	1,222,966
Capital Expenditures	47,546	47,283	48,326

Business, Sports and Alumni Clubs
Revenues	$180,430	$174,344	$171,328
Segment EBITDA	34,735	34,373	32,606
Total Assets	90,078	79,678
Capital Expenditures	18,641	14,198	10,564

Other
Revenues	$13,512	$3,641	$4,982
Segment EBITDA	(39,044)	(35,184)	(30,058)
Total Assets	391,151	417,903
Capital Expenditures	5,428	3,766	4,253

Elimination of intersegment revenues	$(6,179)	$(6,564)	$(7,246)

Total
Revenues	$815,080	$754,944	$719,962
Segment EBITDA	174,933	165,516	154,102
Total Assets	1,736,217	1,720,547
Capital Expenditures	71,615	65,247	63,143

The following table presents revenue and long-lived assets by geographical region, excluding financial instruments. Foreign operations are primarily located in Mexico.

	2013	2012	2011
Revenues
United States	$808,208	$748,124	712,636
All Foreign	6,872	6,820	7,326
Total	$815,080	$754,944	$719,962

	2013	2012
Long-Lived Assets
United States	$1,517,823	$1,505,389
All Foreign	26,717	27,203
Total	$1,544,540	$1,532,592

The table below provides a reconciliation of our Segment EBITDA to loss from continuing operations before income taxes for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011:

	2013	2012	2011
Total Segment EBITDA	$174,933	$165,516	$154,102
Interest and investment income	345	1,212	138
Interest expense	(83,669)	(89,369)	(84,746)
Loss on extinguishment of debt	(16,856)	—	—
Loss on disposals and impairment of assets	(14,502)	(15,687)	(10,772)
Depreciation and amortization	(72,073)	(78,286)	(93,035)
Foreign currency transaction gain (loss)	40	(126)	(554)
Business interruption insurance	—	309	—
Severance payments	(272)	(360)	(431)
Management fees, termination fee and expenses paid to an affiliate of KSL	(5,862)	(1,141)	(1,255)
Acquisition costs	(1,211)	(837)	(1,629)
Amortization of step-up in certain equity method investments	(2,008)	(2,027)	(2,048)
ClubCorp Formation costs	—	(51)	(2,087)
Environmental compliance costs	(265)	(27)	(454)
Property tax increases prior to 2011	—	—	(2,655)
Arbitration award	—	—	(3,968)
Long term incentive plan	(1,921)	(1,661)	(1,661)
Debt amendment costs	(614)	(98)	—
Equity-based compensation expense	(14,217)	—	—
Other	(835)	(970)	(730)
Loss from continuing operations before income taxes	$(38,987)	$(23,603)	$(51,785)

15. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of December 31, 2013, we had capital commitments of $9.6 million at certain of our clubs.

We currently have sales and use tax audits in progress. We also have audits of certain foreign subsidiaries in progress for which we have received notification of assessments which we have protested. See Note 12. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated financial statements.

We are currently undergoing an IRS audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. Should the estimates and judgments used in the ClubCorp Formation prove to be inaccurate, our financial results could be materially affected. See Note 12.

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and we have estimated and recorded an immaterial amount within accrued expenses on the consolidated balance sheet as of December 31, 2013.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At December 31, 2013, we have $2.0 million recorded in accrued taxes on the consolidated balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated financial statements.

We are subject to certain pending or threatened litigation and other claims that arise in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, after review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated financial statements. During the fiscal year ended December 27, 2011, the Company paid $4.0 million for an arbitration award arising out of a dispute related to a series of agreements first entered into in 1999 relating to the acquisition and development of a golf course property.

We guarantee principal amounts on loans made by a lender to purchasers of certain real estate interests in case of default. These loans have remaining terms of approximately one to two years. The total principal amount outstanding on these loans of December 31, 2013 is $0.3 million. As of December 31, 2013, we were indemnified by a third party from losses on these guarantees in the event of default. The fair value of the guarantees is immaterial.

In connection with the acquisition of Chantilly National Golf & Country Club on December 17, 2013, we agreed to indemnify the seller for a potential assessment of taxes related to the sale of the property. We do not believe it is probable that we will be required to pay any amounts under this indemnification and have not recorded a liability as of December 31, 2013. Should our judgments prove to be inaccurate, we believe the potential liability is immaterial.

16. EARNINGS PER SHARE
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net (loss) income attributable to Holdings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the dilutive effect of equity-based awards that may share in the earnings of Holdings when such shares are either issued or vesting restrictions lapse.
Presented below is basic and diluted EPS for the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 31, 2013		December 25, 2012		December 27, 2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss from continuing operations attributable to ClubCorp	$(40,880)	$(40,880)	$(16,358)	$(16,358)	$(35,939)	$(35,939)
Weighted-average shares outstanding	54,172	54,172	50,570	50,570	50,570	50,570
Effect of dilutive equity-based awards	—	431	—	—	—	—
Total Shares	54,172	54,603	50,570	50,570	50,570	50,570
Loss from continuing operations attributable to ClubCorp per share	$(0.75)	$(0.75)	$(0.32)	$(0.32)	$(0.71)	$(0.71)
There are no potential common shares excluded from the calculation of diluted EPS because their effect would be anti-dilutive. Our restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from our basic weighted-average shares outstanding calculation.

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
During the fiscal year ended on December 31, 2013, on December 26, 2012, we declared a cash dividend of $35.0 million to the owners of our common stock. This dividend was paid on December 27, 2012. Also during the fiscal year ended on December 31, 2013, on December 10, 2013, we declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to all common stockholders of record at the close of business on January 3, 2014. This dividend was paid on January 15, 2014, subsequent to our fiscal year end. We did not declare or pay any cash dividends on our common stock in the fiscal year ended December 25, 2012.

17. RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2013 we were a party to a management agreement (the “Management Agreement”) with an affiliate of KSL, pursuant to which we were provided financial and management consulting services in exchange for an annual fee of $1.0 million. In addition, we agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, we paid an affiliate of KSL approximately $0.8 million, $1.0 million and $1.0 million, respectively, in management fees. The Management Agreement allowed that, in the event of a financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders’ maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. Effective October 1, 2013, the Management Agreement was terminated and in connection with the termination, we made a one-time payment of $5.0 million during the fiscal year ended December 31, 2013.

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees are payable under such agreement, however we have agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually.

On December 27, 2012, during the fiscal year ended December 31, 2013, we made a $35.0 million distribution to our owners.

During the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, we paid $0.4 million, $0.8 million and $1.2 million respectively, to affiliates of KSL for private party events and consulting services. In addition, during the fiscal year ended December 25, 2012 we received $0.2 million from an affiliate of KSL for taxes paid on behalf of affiliates of KSL.

During the fiscal year ended December 31, 2013 we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain golf-related consulting services in exchange for an annual fee of $0.1 million. The revenue associated with this contract was immaterial during the fiscal year ended December 31, 2013.

As of December 31, 2013 we had receivables of $0.2 million and payables of $0.1 million and as of December 25, 2012, we had receivables of $0.2 million and payables of $0.2 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.5 million, $0.6 million and $0.6 million in the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively, in management fees from these ventures. As of December 31, 2013 and December 25, 2012, we had a receivable of $1.8 million and $1.9 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. We recognized and collected $0.1 million, $0.2 million and $0.2 million during the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, respectively, in revenue associated with these arrangements.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the fiscal years ended December 31, 2013, December 25, 2012 and December 27, 2011, we collected and remitted $0.1 million, $0.1 million and $0.3 million, respectively, in conjunction with these agreements.

18. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	For the seventeen weeks ended	For the twelve weeks ended
2013	December 31, 2013	September 3, 2013	June 11, 2013	March 19, 2013
Total revenues	$269,566	$194,835	$195,619	$155,060
Direct and selling, general and administrative expenses	259,547	176,653	171,851	145,836
(Loss) income from continuing operations	(32,270)	(5,030)	7,118	(10,486)
Net (loss) income	(32,277)	(5,034)	7,122	(10,491)
Net (loss) income attributable to ClubCorp	(32,358)	(5,163)	7,079	(10,450)

Net (loss) income attributable to ClubCorp per share, basic	$(0.52)	$(0.10)	$0.14	$(0.21)
Net (loss) income attributable to ClubCorp per share, diluted	$(0.52)	$(0.10)	$0.14	$(0.21)

	For the sixteen weeks ended	For the twelve weeks ended
2012	December 25, 2012	September 4, 2012	June 12, 2012	March 20, 2012
Total revenues	$239,185	$179,997	$186,056	$149,706
Direct and selling, general and administrative expenses	221,485	163,564	164,560	142,913
Loss from continuing operations	(2,709)	(1,827)	(1,873)	(9,666)
Net loss	(3,051)	(12,398)	(1,817)	(9,726)
Net loss attributable to ClubCorp	(3,165)	(12,413)	(1,984)	(9,713)

Net loss attributable to ClubCorp per share, basic	$(0.06)	$(0.25)	$(0.04)	$(0.19)
Net loss attributable to ClubCorp per share, diluted	$(0.06)	$(0.25)	$(0.04)	$(0.19)

19. SUBSEQUENT EVENTS

On January 17, 2014, and on February 7, 2014, we granted 103,886 and 111,589 shares of restricted stock respectively to certain participants under the Stock Plan. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements.

On February 7, 2014, we granted 111,610 shares of performance restricted stock units to certain participants under the Stock Plan. Under the terms of the grants, the performance restricted stock units will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) performance based requirements. The number of performance restricted stock units issued under these grants represents the target number of such units that may be earned, based on the Company's total shareholder return over the applicable performance periods compared with a peer group. If more than the target number of performance restricted stock units vest at the end of a performance period because the Company’s total shareholder return exceeds certain percentile thresholds of the peer group, additional shares will be issued under the Stock Plan at that time.

On March 3, 2014, ClubCorp acquired Prestonwood Country Club, comprised of two properties, The Creek in Dallas, Texas and The Hills in nearby Plano, Texas, with a purchase price of $11.2 million for net cash consideration of $10.9 million. We are in the process of finalizing our purchase price allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.
On March 15, 2014, one third of the then outstanding RSUs, as described in Note 2, were converted into shares of our common stock as the required time period following our IPO was satisfied and the liquidity vesting requirement was met.

On March 18, 2014, we declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to the owners of our common stock. This dividend will be paid on April 15, 2014.

Schedule I - Registrant’s Condensed Financial Statements
ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Statements of Operations and Comprehensive Loss
For the Fiscal Years Ended December 31, 2013, December 25, 2012 and December 27, 2011
(In thousands)

	2013	2012	2011
Equity in net loss of subsidiaries	$(40,892)	$(27,275)	$(36,197)
NET LOSS	(40,892)	(27,275)	(36,197)
NET LOSS ATTRIBUTABLE TO CLUBCORP HOLDINGS, INC.	$(40,892)	$(27,275)	$(36,197)

NET LOSS	(40,892)	(27,275)	(36,197)
Equity in other comprehensive (loss) income of subsidiaries	(398)	1,890	(2,105)
COMPREHENSIVE LOSS	(41,290)	(25,385)	(38,302)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP HOLDINGS, INC.	$(41,290)	$(25,385)	$(38,302)

ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Balance Sheets
As of December 31, 2013 and December 25, 2012
(In thousands, except share and per share amounts)

	2013	2012
ASSETS
Investment in subsidiaries	$234,827	$132,517
TOTAL ASSETS	$234,827	$132,517
LIABILITIES AND EQUITY
Distributions to owners declared, but unpaid	7,654	—
TOTAL LIABILITIES	$7,654	$—
EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 63,789,730 and 50,569,730 issued and outstanding at December 31, 2013 and December 25, 2012, respectively	638	506
Additional paid-in capital	320,274	184,460
Retained deficit	(93,739)	(52,449)
Total stockholders’ equity	227,173	132,517
Total equity	227,173	132,517
TOTAL LIABILITIES AND EQUITY	$234,827	$132,517

ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Statements of Cash Flows
For the Fiscal Years Ended December 31, 2013, December 25, 2012 and December 27, 2011
(In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,892)	$(27,275)	$(36,197)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Equity in net loss of subsidiary	40,892	27,275	36,197
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution from subsidiary	35,000	—	—
Distribution to subsidiary	(173,250)	—	—
Net cash used in investing activities	(138,250)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to owners	(35,000)	—	—
Proceeds from issuance of common stock in Holdings' initial public offering, net of underwriting discounts and commissions	173,250	—	—
Net cash provided by financing activities	138,250	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$—	$—
Non-cash investing and financing activities are as follows:
Distribution declared payable to owners	$7,654	$—	$—
Distribution related to utilization of certain deferred tax benefits recorded in connection with the ClubCorp Formation	$4,518	$—	$—

Notes to Condensed Registrant Only Financial Statements
1. ORGANIZATION
ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations”, and together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf, country, business, sports and alumni clubs.
Holdings is a wholly owned subsidiary of Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. On September 25, 2013, Holdings completed an initial public offering (our “IPO”) in which we sold 13,200,000 shares of common stock. The offering generated net proceeds to Holdings of approximately $168.9 million after deducting underwriting discounts and commissions and equity-offering costs. Holdings subsequently contributed the net proceeds to Operations.
Holdings has no operations or significant assets or liabilities other than its investment in Operations' Parent and Operations. Accordingly, Holdings is dependent upon distributions from Operations' Parent and Operations to fund its obligations. However, Operations' Parent's and Operations’ ability to pay dividends or lend to Holdings is limited under the terms of our various debt agreements.
2. BASIS OF PRESENTATION
The accompanying condensed financial statements (registrant only) include the accounts of Holdings and its investment in Operations' Parent and Operations accounted for in accordance with the equity method, and do not present the financial statements of Holdings and its subsidiaries on a consolidated basis. These registrant only condensed financial statements should be read in conjunction with the ClubCorp Holdings, Inc. consolidated financial statements.
In connection with the ClubCorp Formation, Holdings was formed on November 10, 2010, with 1,000 shares authorized and issued, with a par value of $0.01. On March 15, 2012, Holdings' articles of incorporation were amended to authorize 2,000,000 shares and Holdings effected a 1,000 for 1 forward stock split. On August 2, 2013, Holdings' articles of incorporation were further amended to authorize 200,000,000 shares and Holdings effected a 50 for 1 forward stock split. On September 6, 2013, Holdings effected a 1.0113946 for 1 forward stock split.
3. RESTRICTED STOCK UNITS
On April 1, 2012, Holdings granted 12,552 Restricted stock units (“RSUs”) to certain executives under the ClubCorp Holdings, Inc. 2012 Stock Award Plan, which was amended and restated as of August 14, 2013 (the “Stock Plan”), and allows the holders to receive and maintain an interest in ClubCorp, which interest may be measured by the value of the common stock of Holdings. The RSUs vest based on satisfaction of both a time condition subject to the holders' continued employment and a liquidity condition. The time condition is satisfied with respect to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock Plan) or after a period of time following the effective date of an initial public offering by us.

On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into shares of our common stock. The remaining RSUs will convert into shares of our common stock upon satisfaction of the remaining time vesting requirements. After giving effect to the 50 for 1 forward stock split and the 1.0113946 for 1 forward stock split (described in Note 2), 613,963 RSUs remain outstanding as of December 31, 2013.

On September 25, 2013, 20,000 shares of restricted common stock, which vest after one year, were issued under the Stock Plan to certain of ClubCorp's directors. No other equity-based awards were granted during the fiscal year ended December 31, 2013.

4. SUBSEQUENT EVENT

On January 17, 2014, and on February 7, 2014, we granted 103,886 and 111,589 shares of restricted stock respectively to certain participants under the Stock Plan. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements.

On February 7, 2014, we granted 111,610 shares of performance restricted stock units to certain participants under the Stock Plan. Under the terms of the grants, the performance restricted stock units will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) performance based requirements. The number of performance restricted stock units issued under these grants represents the target number of such units that may be earned, based on the Company's total shareholder return over the applicable performance periods compared with a peer group. If more than the target number of performance restricted stock units vest at the end of a performance period because the Company’s total shareholder return exceeds certain percentile thresholds of the peer group, additional shares will be issued under the Stock Plan at that time.

On March 15, 2014, one third of the then outstanding RSUs, as described in Note 2, were converted into shares of our common stock as the required time period following our IPO was satisfied and the liquidity vesting requirement was met.

On March 18, 2014, we declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to the owners of our common stock. This dividend will be paid on April 15, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Included in this Form 10-K are certifications of our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of Exchange Act) as of December 31, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On March 17, 2014, our Compensation Committee approved a 2014 Short Term Incentive Plan (“2014 STI Plan”), in which our NEOs are eligible to participate. Under the 2014 STI Plan, the Compensation Committee made a grant to each NEO in an initial amount expressed as a percentage of his or her base salary (“Initial Grant Amount”). Each grant under the 2014 STI Plan is subject to a minimum Adjusted EBITDA threshold that must be attained before any awards will be paid. Subject to such attainment, in the case of each NEO and subject to his or her continued employment on the payment date, 60% of the Initial Grant Amount is subject to downward or upward adjustment based upon our actual Adjusted EBITDA results for fiscal year 2014 in comparison to budgeted Adjusted EBITDA for fiscal year 2014. The remaining 40% of the Initial Grant Amount may be paid, adjusted downward or upward, or withheld at the discretion of the Compensation Committee based on the NEO's personal performance. Awards, if any, will be paid in cash after completion of the audit of the Company's financial statements in the first quarter of the following year.

Joinder Agreement

On March 21, 2014, the Company’s subsidiaries ClubCorp NV VI, LLC, a Nevada limited liability company; ClubCorp NV VII, LLC, a Nevada limited liability company; ClubCorp NV VIII, LLC, a Nevada limited liability company; ClubCorp NV IX, LLC, a Nevada limited liability company; and ClubCorp NV X, LLC, a Nevada limited liability company (collectively, the “New Grantors”), and Citicorp North America, Inc., as administrative agent and collateral agent (“Citicorp”), entered into a joinder agreement (the “Joinder Agreement”) to the Guaranty and Security Agreement, dated as of November 30, 2010 (the “Guaranty and Security Agreement”), by and between Citicorp and Operations and certain of its affiliates signatory thereto as grantors in favor of Citicorp. Pursuant to the Joinder Agreement, each of the New Grantors agreed to guarantee certain obligations of Operations in accordance with the Guaranty and Security Agreement and to grant a security interest in certain of their property in order to secure such obligations.

Pledge Amendment

On March 21, 2014, pursuant to the Guaranty and Security Agreement, Operations’ subsidiary ClubCorp USA, Inc., a Delaware corporation (“ClubCorp USA”), and Citicorp, entered into a pledge amendment (the “Pledge Amendment”), whereby ClubCorp USA agreed to pledge all of the membership interest in the New Grantors in favor of Citicorp and add such membership interest to the collateral referred to in the Guaranty and Security Agreement to secure ClubCorp USA’s and Operations’ obligations thereunder.

The above descriptions of the Joinder Agreement and the Pledge Amendment are qualified in their entirety by the Joinder Agreement and the Pledge Amendment filed as Exhibits 10.24 and 10.25, respectively, to this Annual Report on Form 10-K, which are incorporated herein by reference.

Fourth Supplemental Indenture

On March 21, 2014, subsidiaries ClubCorp NV VI, LLC, a Nevada limited liability company; ClubCorp NV VII, LLC, a Nevada limited liability company; ClubCorp NV VIII, LLC, a Nevada limited liability company; ClubCorp NV IX, LLC, a Nevada limited liability company; and ClubCorp NV X, LLC, a Nevada limited liability company (collectively, the “New Guarantors”), and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (the “Trustee”), entered into a Fourth Supplemental Indenture, dated as of March 21, 2014 (the “Fourth Supplemental Indenture”) to the Indenture, dated as of November 30, 2010, among Operations, certain of its affiliates signatory thereto, and the Trustee. Pursuant to the Fourth Supplemental Indenture, each of the New Guarantors agreed to unconditionally guarantee all of Operations' obligations under the Indenture with respect to the 10% Senior Notes due 2018, on the terms set forth therein.

The above description of the Fourth Supplemental Indenture is qualified in its entirety by the Fourth Supplemental Indenture filed as Exhibit 4.6 to this Annual Report on Form 10-K, which is incorporated herein by reference.

PART III — OTHER INFORMATION

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of March 14, 2014:

Name	Age	Position
Eric L. Affeldt	56	President, Chief Executive Officer and Director
Curtis D. McClellan	46	Chief Financial Officer and Treasurer
Mark A. Burnett	49	Chief Operating Officer
James K. Walters	51	Executive Vice President of Sales & Revenue
Ingrid J. Keiser	53	General Counsel, Secretary and Executive Vice President of People Strategy
Daniel T. Tilley	51	Chief Information Officer and Executive Vice President
John A. Beckert	60	Director and Chairman of the Board of Directors
Douglas H. Brooks	61	Director
Janet E. Grove	63	Director
Martin J. Newburger	41	Director
Eric C. Resnick	41	Director
Michael S. Shannon	55	Director
Steven S. Siegel	51	Director
William E. Sullivan	59	Director
Bryan J. Traficanti	42	Director

Eric L. Affeldt has served as our Chief Executive Officer since December 2006 and as a director since 2006. Prior to joining us, he served as a principal of KSL. Mr. Affeldt also previously served as president and chief executive officer of KSL Fairways Golf Corporation from January 1995 to June 1998, vice president and general manager of Doral Golf Resort and Spa in Miami and the combined PGA West and La Quinta Resort and Club in California from June 1998 to June 2000 and was a founding partner of KSL Recreation Corporation. In addition, Mr. Affeldt was president of General Aviation Holdings, Inc. from January 2000 to March 2005. He is currently a national vice president of the Muscular Dystrophy Association, a member of the World Presidents’ Organization, and also serves on the board of directors and as the non-executive chairman for Cedar Fair LP. He holds a B.A. in political science and religion from Claremont McKenna College. As a member of the Board of Directors, Mr. Affeldt contributes his knowledge of the resort and recreation industry, as well as substantial experience developing corporate strategy and assessing emerging industry trends and business operations. Mr. Affeldt also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Curtis D. McClellan has served as our Chief Financial Officer and Treasurer since November 2008. Prior to that, he served as vice president of finance and controller for FedEx Office and Print Services, Inc. from March 2003 to November 2008. Mr. McClellan has worked in a number of retail-oriented, multi-store companies, including Digital Generation Systems, Inc. from January 2002 to March 2003, GroceryWorks.com, LLC from May 2000 to December 2001, and Randall’s Food Markets, Inc. from March 1991 to May 2000. He currently serves on the board of managers and as chair of the audit committee for Avendra, LLC. Mr. McClellan holds a B.S. in accounting from Abilene Christian University and is a Certified Public Accountant.

Mark A. Burnett has served as our Chief Operating Officer since October 2013 and previously served as Executive Vice President of Golf & Country Clubs from December 2006 to October 2013. From December 2004 to December 2006, Mr. Burnett was the owner and operator of a multi-unit territory of Five Guys Enterprises, LLC franchises. Prior to that, he served as chief operating officer for American Golf Corporation from January 2000 to December 2004. Mr. Burnett previously served as president and chief executive officer from June 1998 to December 1999 and chief operating officer from September 1996 to June 1998 for KSL Fairways Golf Corporation, and as vice president of operations for Golf Enterprises, Inc. from January 1993 to August 1996. Mr. Burnett holds a B.S. in business management from Indiana University.

James K. Walters has served as our Executive Vice President Sales & Revenue since January 2010 and previously as Executive Vice President of Sales and Marketing from July 2008 to January 2010. Prior to joining us, Mr. Walters served as group president of hospitality and real estate for Kohler Company from May 2006 to July 2008. Mr. Walters also served as executive vice president of operations from August 2005 to January 2006, senior vice president of operations from March 2004 to August 2005, and senior vice president of sales from August 2000 to February 2004 for Wyndham International. Mr. Walters holds a B.S. in hotel administration from the University of New Hampshire, Whittemore School of Business.

Ingrid J. Keiser has served as our General Counsel, Secretary, and Executive Vice President of People Strategy since July 2008 and previously as Chief Legal Officer from July 2007 to July 2008. Prior to that, Ms. Keiser served as an attorney at American Airlines from August 2004 to July 2007. She previously served as assistant general counsel and assistant secretary for Vail Resorts, Inc. from January 1997 to August 2004, and as senior counsel and secretary for Ralston Resorts, Inc. (formerly known as Keystone Resorts Management, Inc.) from May 1992 to January 1997 and as associate counsel from May 1989 to May 1992. She holds a J.D. from the University of Wisconsin Law School, and a B.A. in international relations from University of California at Davis.

Daniel T. Tilley has served as our Chief Information Officer and Executive Vice President since May 2007. Prior to joining us, he served at BrightStar Golf Group, LLC, where he was a founding member of the management team and his roles included both chief information officer and chief financial officer from December 2004 to May 2007, as well as serving as a consultant from November 2003 to December 2004. Mr. Tilley’s past experience also includes serving as vice president of finance and chief information officer at Spectrum Clubs, Inc. from September 1999 to January 2003. He also served as chief information officer with both Cobblestone Golf Group, Inc. from April 1998 to June 1999 and KSL Fairways Golf Corporation from July 1993 to April 1998. Mr. Tilley holds a B.S. in computer science and mathematics from the University of Pittsburgh.

John A. Beckert has served as a director and the Chairman of our Board of Directors since August 2013. Mr. Beckert has been an operating partner for Highlander Partners, L.P., a private equity firm, since March 2012 and served as a special advisor to Highlander Partners from October 2010 to March 2012. Mr. Beckert is chairman of the board of the Composites Group, a company that develops and manufactures thermoset plastic compounds and custom molded components, where he has been a director since December 2010. In addition, he served on the board of directors of Meisel, a digital graphic arts provider, from July 2008 to December 2012. Previously, from August 2004 to December 2006, Mr. Beckert was ClubCorp, Inc.’s chief executive officer and president and its chief operating officer and president from August 2002 to August 2004. He also served as a member of the board of directors. Prior to that, he was a partner in Seneca Advisors L.L.P. from 2000 to 2002 and president and chief operating officer of Bristol Hotels & Resorts from 1998 to 2000. Mr. Beckert served as vice president of operations of Bristol Hotels & Resorts from 1985 to 1998. Mr. Beckert serves on the board of directors of A.H. Belo, and the audit, compensation and nominating and governance committees of A.H. Belo, and has served as a consultant to our Board of Directors. Mr. Beckert holds a B.S. in hotel administration from Cornell University. Mr. Beckert’s prior experience with ClubCorp and his background in finance and the resort and hotel industries give him the qualifications and skills to serve as a member of our Board of Directors.

Douglas H. Brooks has served as a director since August 2013. Mr. Brooks served as chairman of the board of directors of Brinker International, Inc., a casual dining restaurant company, from November 2004 to December 2013 and currently serves as a consultant to Brinker International. Mr. Brooks served as Brinker International’s chief executive officer from January 2004 to January 2013 and as its president from January 1999 to January 2013. Mr. Brooks has also served in other capacities for Brinker including as its chief operating officer and as president of Chili’s Grill & Bar. In addition to his role as chairman of the board of directors of Brinker International, Mr. Brooks also serves on the board of directors of Southwest

Airlines Co. and Auto Zone, Inc. He earned a B.S. in Hotel and Restaurant Management from the University of Houston in 1975. As a member of our Board of Directors, Mr. Brooks brings his knowledge of the hotel and restaurant industries, as well as substantial insight into successful compensation and incentive structures.

Janet Grove has served as a director since August 2013. Prior to joining us, Ms. Grove served as corporate vice chairman from February 2003 to June 2011 for Macys, Inc. and chairman & chief executive officer from December 1999 to February 2009 and chairman from February 1998 to December 1999 for Macy’s Merchandising Group. Ms. Grove serves on the board of directors for Safeway, Inc. and Aeropostale, Inc., and in an advisory role to the chief executive officer and senior management for Karstadt Department Stores and has served as a consultant to our Board of Directors. Ms. Grove holds a Bachelor’s Degree in Marketing from California State University in Hayward. Ms. Grove’s in‑depth retail and management experience and her historic knowledge of ClubCorp qualify her to be a member of our Board of Directors.

Martin J. Newburger has served as a director since 2006. He became a partner of KSL in December 2012, having previously served as a principal since July 2006. Prior to joining KSL, Mr. Newburger was a director at Citigroup, focusing on lodging and leisure investment banking clients, from 2005 to 2006. He was a director at Deutsche Bank, with a similar client focus, from 1998 to 2005. He holds a B.A. from the University of Pennsylvania. As a member of the Board of Directors, Mr. Newburger contributes his financial expertise gained from advising clients on various capital markets transactions and on mergers and acquisitions as an investment banker.

Eric C. Resnick has served as a director since 2006. He became a managing director of KSL upon its founding in 2005. Prior to that, he co‑founded and served as chief financial officer of KSL Resorts from 2004 to 2005. Mr. Resnick also previously served as chief financial officer of KSL Recreation Corporation from 2001 to 2004. His past career experience also includes serving at Vail Resorts, Inc. from 1996 to 2001, where his roles included vice president, strategic planning and investor relations and corporate treasurer, as well as serving as a consultant with McKinsey and Company. He holds a B.A. in mathematics and economics from Cornell University. As a member of the Board of Directors, Mr. Resnick contributes his financial expertise and draws on his years of experience in the resort and recreation industry. Mr. Resnick also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Michael S. Shannon has served as a director since 2006. He has served as a managing director of KSL since its founding in 2005. He co-founded and previously served as chief executive officer of KSL Resorts from 2004 to 2005, and founded and previously served as president and chief executive officer of KSL Recreation Corporation from 1992 to 2004. Prior to establishing KSL Recreation, he served as president and chief executive officer of Vail Associates, Inc. from 1986 to 1992. He holds a Bachelor of Business Administration from the University of Wisconsin and a Master of Management in accounting and finance from Northwestern University’s Kellogg School of Management. As a member of the Board of Directors, Mr. Shannon contributes his knowledge of the resort and recreation industry, as well substantial experience developing corporate strategy and assessing emerging industry trends and business operations. Mr. Shannon also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Steven S. Siegel has served as a director since 2006. He has served as a partner at KSL since 2005. Prior to that, he was a partner of Brownstein Hyatt & Farber, P.C. from 1995 to 2005, where he served as chair of the Corporate and Securities Department and as a member of the executive committee. From 1990 through 1995, he was with Kirkland & Ellis LLP, becoming a partner in 1993. He previously served as an associate with Cravath, Swaine & Moore from 1987 to 1990. He holds a J.D. from the University of Chicago and a B.A. in Economics from the Wharton School of the University of Pennsylvania. As a member of the Board of Directors, Mr. Siegel contributes his legal expertise gained in his 18 years advising private equity and corporate clients on securities transactions and mergers and acquisitions. Mr. Siegel also brings his knowledge of travel and leisure companies from his years as a partner with KSL.

William E. Sullivan has served as a director since August 2013. From March 2007 to May 2012, Mr. Sullivan served as chief financial officer of Prologis, Inc., or Prologis, a publicly traded REIT. Prior to joining Prologis, Mr. Sullivan was the founder and president of Greenwood Advisors, Inc., a private financial consulting and advisory firm, from 2005 to 2007. He served as chief executive officer of SiteStuff, Inc. from 2001 to 2005 and chairman of SiteStuff, Inc. from 2001 until the company was sold in June 2007. Mr. Sullivan served as chief financial officer of Jones Lang LaSalle from 1997 to 2001 and in various other capacities with Jones Lang LaSalle since 1984. Prior to joining Jones Lang LaSalle, he was a member of the Communications Lending Group of the First National Bank of Chicago and also served as a member of the tax division of Ernst & Ernst LLP, a predecessor to Ernst & Young LLP. Mr. Sullivan serves on the board of directors of CyrusOne Inc., a publicly traded REIT, as its lead independent director and chair of its audit committee and on the board of directors of Jones Lang LaSalle Income Property Trust, Inc. as chair of its audit committee. Mr. Sullivan holds a M.B.A. in Management and Finance from Northwestern’s Kellogg School of Management and a B.S.B.A. in Accounting and Marketing from Georgetown University. He also is a member of the American Institute of Certified Public Accounts. As a member of our Board of Directors,

Mr. Sullivan contributes his financial literacy gained through his years of service as a chief financial officer and as the founder and president of a financial consulting and advisory firm.

Bryan J. Traficanti has served as a director since 2012. Since 2006, he has served as a portfolio manager at KSL. Mr. Traficanti’s portfolio companies have included our company since its acquisition by affiliates of KSL. Prior to that, he served as vice president of asset management at Destination Hotels & Resorts from 2004 to 2006. From 2001 to 2004, Mr. Traficanti served as a director of finance for KSL Resorts, and from 1998 to 2001, he worked in Strategic Planning and Investor Relations at Vail Resorts. Prior to that, he served in public accounting at KPMG Peat Marwick from 1994 to 1998. He holds a Bachelors Degree from the State University of New York at Albany and is a Certified Public Accountant. As a member of the Board of Directors, Mr. Traficanti contributes his financial and accounting expertise and draws on his years of experience in the resort and recreation industry.

Our executive officers are appointed by our Board of Directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors consists of 10 directors. Subject to certain provisions in our amended and restated articles of incorporation, our amended and restated bylaws establish a range for the authorized number of directors comprising our Board of Directors of not less than three but not more than fifteen, with the actual number to be fixed from time to time by resolution of our Board of Directors.

In accordance with our amended and restated articles of incorporation and our amended and restated bylaws, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders after the initial classification, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among the three classes as follows:

•	Our class I directors are Martin J. Newburger, Steven S. Siegel and Bryan J. Traficanti and their term will expire at the annual meeting of stockholders to be held in 2014.

•	Our class II directors are Janet E. Grove, Eric C. Resnick and Michael S. Shannon and their term will expire at the annual meeting of stockholders to be held in 2015.

•	Our class III directors are Eric L. Affeldt, John A. Beckert, Douglas H. Brooks and William E. Sullivan and their term will expire at the annual meeting of stockholders to be held in 2016.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our Board of Directors may have the effect of delaying or preventing a change of our management or a change in control. In addition, our amended and restated articles of incorporation include provisions giving KSL’s affiliates the right, determined in proportion to their collective beneficial ownership of our common stock, to nominate at least a certain percentage of the members of our Board of Directors as set forth below:

% of Common Stock Beneficially Owned by KSL’s Affiliates	% of Total Directors KSL is Entitled to Nominate
50% or more	At least a majority
More than 40% but less than 50%	At least 40%
More than 30% but less than 40%	At least 30%
More than 20% but less than 30%	At least 20%
More than 5% but less than 20%	At least 10%

Role of Board of Directors in Risk Oversight

The Board of Directors has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight through the regular reporting by the Audit Committee. The Audit Committee represents the Board of Directors by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, and internal audit functions, the Audit Committee reviews and discusses all significant areas of our business and summarizes for the Board of Directors all areas of risk and the appropriate mitigating factors. In addition, our Board of Directors receives periodic detailed operating performance reviews from management.

Controlled Company Exception

As of December 31, 2013, affiliates of KSL beneficially owned approximately 64% of our common stock. As a result, under our amended and restated articles of incorporation, certain affiliates of KSL are entitled to nominate up to a majority of the total number of directors comprising our Board of Directors and we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We utilize certain of these exemptions. As a result, we do not have a majority of independent directors on our Board of Directors; and we do not have a nominating and corporate governance committee or a compensation committee that is composed entirely of independent directors. Also, these committees may not be subject to annual performance evaluations. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. In the event that we cease to be a “controlled company”, we will be required to comply with these provisions within the transition periods specified in the NYSE corporate governance rules.

Committees of the Board of Directors

The standing committees of our Board of Directors consists of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

Our president and chief executive officer and other executive officers regularly report to the non-executive directors and the Audit, the Compensation and the Nominating and Corporate Governance Committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. The director of internal audit reports functionally and administratively to our chief financial officer and directly to the Audit Committee. We believe that the leadership structure of our Board of Directors provides appropriate risk oversight of our activities given the controlling interests held by affiliates of KSL.

Audit Committee

Our Audit Committee consists of William E. Sullivan, who serves as the Chair, John A. Beckert, Douglas H. Brooks and Bryan J. Traficanti. William E. Sullivan, Douglas H. Brooks and John A. Beckert qualify as independent directors under NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Securities Act. Our Board of Directors has determined that William E. Sullivan qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

The purpose of the Audit Committee is to assist our Board of Directors in overseeing and monitoring (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, (4) the performance of our internal audit function and (5) the performance of our independent registered public accounting firm. The Audit Committee also prepares the audit committee report required by the SEC to be included in our proxy statement.

Our Board of Directors has adopted a written amended and restated charter for the Audit Committee which is available on our website.

Compensation Committee

Our Compensation Committee consists of Douglas H. Brooks, who serves as the Chair, and Janet E. Grove, Martin J. Newburger and Bryan J. Traficanti.    The purpose of the Compensation Committee is to assist our Board of Directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity‑based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Our Board of Directors has adopted a written charter for the Compensation Committee which is available on our website.

Compensation Committee Interlocks and Insider Participation

Mr. Affeldt, our President and Chief Executive Officer, does not actively participate in the Board of Directors discussions regarding his own compensation. Mr. Affeldt and Ms. Keiser were present for such discussions relating to the 2013 NEO compensation program (as defined below). They made compensation recommendations regarding officers and personnel, and Mr. Affeldt also made recommendations regarding his own compensation. While Mr. Affeldt and Ms. Keiser were each present for such discussions, neither of them determined their own compensation. None of our executive officers has served as a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of our company. We are parties to certain transactions with affiliates of KSL described in “Certain Relationships and Related Party Transactions”.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee, consists of Janet E. Grove, who serves as the Chair, and John A. Beckert, Martin J. Newburger and Steven S. Siegel. The purpose of our Nominating and Corporate Governance Committee is to assist our Board of Directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new Board of Directors members, consistent with criteria approved by the Board of Directors, subject to our amended and restated articles of incorporation and amended and restated bylaws; (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board of Directors select, the director nominees for the next annual meeting of stockholders; (3) identifying Board of Directors members qualified to fill vacancies on the Board of Directors or any Board of Directors committee and recommending that the Board of Directors appoint the identified member or members to the Board of Directors or the applicable committee, subject to our amended and restated articles of incorporation and amended and restated bylaws; (4) reviewing and recommending to the Board of Directors corporate governance principles applicable to us; (5) overseeing the evaluation of the Board of Directors and management; and (6) handling such other matters that are specifically delegated to the committee by the Board of Directors from time to time.

Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee which is available on our website.

Director Independence

Pursuant to the corporate governance listing standards of the NYSE, a director employed by us cannot be deemed to be an “independent director”, and each other director will qualify as “independent” only if our Board of Directors affirmatively determines that he or she has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

Our Board of Directors has affirmatively determined that John A. Beckert, Douglas H. Brooks, Janet E. Grove and William E. Sullivan are “independent” members of our Board of Directors in accordance with NYSE rules.

Code of Business Conduct and Ethics

Our Board of Directors has adopted an Amended and Restated Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all employees, executive officers and directors that addresses legal and ethical issues that may be encountered in carrying out their duties and responsibilities, including the requirement to report any conduct they believe to be a violation of the Code of Ethics. The Code of Ethics is available on our website. If we were ever to further amend or waive any provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our website rather than by filing a Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

Named Executive Officers
For the fiscal year ended December 31, 2013, the following individuals were our Named Executive Officers (or NEOs):

•	Eric L. Affeldt, our President and Chief Executive Officer;

•	Curtis D. McClellan, our Chief Financial Officer and Treasurer;

•	Mark A. Burnett, our Chief Operating Officer;

•	James K. Walters, our Executive Vice President of Sales & Revenue; and

•	Ingrid J. Keiser, our General Counsel, Secretary and Executive Vice President of People Strategy.
Overview of Compensation Policies and Objectives
All decisions regarding the compensation program for our NEOs for the fiscal year ended December 31, 2013 were made by our Board of Directors prior to the completion of our IPO on September 25, 2013, except that decisions made regarding the amounts of annual bonuses paid to our NEOs in respect of fiscal year 2013 were made after our IPO as described in “Annual Cash Bonuses”. The period prior to the completion of our IPO is referred to below as the “pre-IPO period”. The compensation program for our NEOs for the fiscal year ended December 31, 2013 is referred to below as the “2013 NEO compensation program”.
During the pre-IPO period, we did not have a compensation committee. During that period, the Board of Directors performed the functions of a typical compensation committee and made compensation decisions in relation to the compensation of our NEOs, following consideration of recommendations from Mr. Affeldt and Ms. Keiser. See “Role of Our Named Executive Officers in Compensation Decisions”.
With respect to the 2013 NEO compensation program, consistent with our practice during the pre-IPO period, our general compensation arrangements were guided by the following principles and business objectives:

•
alignment between the interests of our executive officers and our stockholders’ interests by tying both annual and long-term incentive compensation to financial and operations performance and, ultimately, to the creation of enterprise value;

•
attracting and retaining high caliber executives and key personnel by offering total compensation that was competitive with that offered by similarly situated companies and rewarded personal performance; and

•	supporting business growth, financial results and the expansion of our portfolio of clubs.
During the pre-IPO period, we were not required to use, and generally did not use, many of the compensation practices and policies employed by publicly traded companies subject to the executive compensation disclosure rules of the SEC and Section 162(m) of the Code.

Compensation Decision‑Making

For the 2013 NEO compensation program, consistent with the Company’s practice during the pre-IPO period, the Board of Directors relied on its judgment in making compensation decisions after reviewing our performance, including our short‑ and long-term strategies and current economic and market conditions. In making these decisions, the Board of Directors carefully evaluated an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, the executive’s career with us, current compensation arrangements and long-term potential to enhance enterprise value. During this period, our main objective in establishing compensation arrangements was to set criteria that were consistent with our business strategies. Generally, in evaluating performance for these purposes, the Board of Directors reviewed the following criteria:

•	our strategic goals and objectives;

•	individual management objectives that relate to our strategies;

•	achievement of specific operational goals of the executive officers, including the acquisition of strategic properties; and

•	our overall financial performance.

During the pre-IPO period, our executive compensation programs and policies depended upon the position and responsibility of each NEO and were consistent with our objectives. However, our Board of Directors did not specifically weigh these goals and objectives in our assessment of executive compensation arrangements, and we did not rely on these goals exclusively in making compensation decisions.

Under the 2013 NEO compensation program, our NEOs were eligible for a mix of guaranteed and performance‑based compensation. Our Board of Directors attempted to achieve an appropriate mix between these two types of compensation, as well as an appropriate balance between cash and equity‑based compensation. The 2013 NEO compensation program did not have formal policies relating to the allocation of total compensation among the various elements of compensation which we provide. The 2013 NEO compensation program was designed to be competitive with companies with whom we compete for executive talent and to be fair and equitable to us, our executives and our stockholders. We believe that the 2013 NEO compensation program provided appropriate compensation opportunities based on individual performance in the short-term as we prepared for our IPO and induced them to contribute to the creation of enterprise value over the long-term.

The Compensation Committee of the Board of Directors was formed in August 2013, at which time the Board of Directors adopted the Compensation Committee charter. Beginning after our IPO, the Compensation Committee assumed responsibility for determining Mr. Affeldt’s compensation and for approving, or reviewing and recommending to the Board of Directors, the compensation payable to our other executive officers. The Compensation Committee’s responsibilities include the establishment of, or the review and recommendation for the Board of Directors for establishment of, new executive compensation programs. With regard to the 2013 NEO compensation program, the Compensation Committee determined only what bonus awards were to be paid to the NEOs as described in Annual Cash Bonuses; all other compensation payable to our executive officers under the 2013 NEO program was approved by the Board of Directors during the pre-IPO period.

Role of our Named Executive Officers in Compensation Decisions

We completed our IPO on September 25, 2013, after our Board of Directors had established the 2013 NEO compensation program. All decisions regarding compensation received by our NEOs pursuant to the 2013 NEO compensation program were determined by our Board of Directors, except that decisions made regarding the amounts of annual bonuses paid to our NEOs in respect of fiscal year 2013 were made after our IPO as described in “Annual Cash Bonuses”. Mr. Affeldt made recommendations to the Board of Directors regarding his own compensation pursuant to the 2013 NEO compensation program, including recommendations with respect to his salary and with respect to the discretionary bonuses paid to Messrs. Affeldt, McClellan and Ms. Keiser for their contributions to our IPO, as described in “Annual Cash Bonuses”. Although he was present for discussion of his recommendations, Mr. Affeldt did not actively participate in these discussions or determine his own compensation, including his bonus related to our IPO.

We anticipate that all compensation decisions regarding the compensation program for our NEOs in fiscal years beginning with 2014 will be determined by the Compensation Committee. In this regard, we expect that the Compensation Committee will consult with senior executives in all areas of our organization, review the performance of our NEOs and establish, or recommend to the Board of Directors, individual management objectives and compensation levels for our NEOs. We also anticipate that in future fiscal years, Mr. Affeldt and Ms. Keiser will continue to attend portions of Compensation Committee discussions about compensation for officers generally and that they will discuss and make recommendations regarding the compensation of individual executive officers other than themselves. However, we anticipate that neither Mr. Affeldt nor Ms. Keiser will make recommendations to the Compensation Committee regarding his or her own compensation and that neither will be present when his or her own compensation is determined.

Compensation Strategies and Use of Peer Groups

Our Board of Directors did not historically use consultants or specific peer groups in developing the compensation packages for our NEOs. Instead, executive compensation was determined by our Board of Directors using its own judgment, following input from Mr. Affeldt and Ms. Keiser, as well as the experience of the Board of Directors’ members with compensation structures and programs in other companies with which they have been associated or on whose boards of directors they have served.

With respect to the compensation program for our NEOs in 2014, the Compensation Committee has utilized compensation consultants to provide benchmarking and peer group analyses in determining and developing the program. The Compensation Committee’s charter provides the Compensation Committee with sole discretion to retain any compensation consultant, independent legal counsel or other adviser and requires us to provide the Compensation Committee with funding for these purposes. We retained Pearl Meyer & Partners (“Pearl Meyer”) in May, 2013 to provide a compensation study to the Board of Directors. In December, 2013, the Compensation Committee retained Mercer (US) Inc. (“Mercer”) to provide consulting in connection with the long-term incentive component of the compensation program for our executive officers for fiscal year 2014. Pearl Meyer had not provided any services to us prior to its engagement. Mercer had previously provided certain pension administration and consulting services related to an affiliate that we have since sold. The studies, analyses and consulting provided by Pearl Meyer & Partners and by Mercer were not used in decisions related to the 2013 NEO compensation program.

Elements of Our 2013 Executive Compensation Program

The 2013 NEO compensation program established by our Board of Directors consisted of the following elements:

•	base salary;

•	annual discretionary and long-term cash bonuses;

•	equity‑based awards, including change of control provisions;

•	severance payments; and

•	health and retirement benefits and perquisites, including relocation benefits and life insurance benefits.

The 2013 NEO compensation program did not include formal policies relating to the allocation of total compensation among the various elements of compensation.

Base Salary
Pursuant to the 2013 NEO compensation program, the annual base salaries of our NEOs were set with the objective of attracting and retaining highly-qualified individuals for the relevant positions and rewarding individual performance. When determining salary levels for individual executive officers, our Board of Directors considered salary ranges for comparable positions at companies in our industry, the executive’s responsibilities, experience, potential, individual performance and contribution to our business; however, none of these factors had been subject to any specific performance targets, nor given a specific weighting in the compensation decision-making process. The Board of Directors also considered other factors such as the unique skills of our NEOs, demand in the labor market and succession planning.
As of December 31, 2013, the annual base salaries payable to our NEOs were as follows:

Eric L. Affeldt	$500,000
Curtis D. McClellan	$320,000
Mark A. Burnett	$375,000
James K. Walters	$317,000
Ingrid J. Keiser	$275,000
Based on a review of our NEOs’ base salaries for fiscal year 2013, and based on its judgment regarding the responsibilities of our executive officers, our Board of Directors increased the annual base salaries for Mr. McClellan from $310,000 to $320,000 effective as of May 1, 2013, Mr. Burnett from $365,000 to $375,000 effective as of May 1, 2013, and Mr. Walters from $310,000 to $317,000 effective as of May 1, 2013. None of the other NEOs received a salary adjustment in fiscal year 2013.

Annual Cash Bonuses
Under the 2013 NEO compensation program, each of our NEOs was eligible to earn an annual cash bonus up to an amount equal to a specified percentage of such NEO’s base salary (see “- Executive Employment Agreements”, below). Our overall financial performance generally determined what percentage, if any, of a NEO’s annual target bonus was realized. However, the terms of the program required that a minimum Adjusted EBITDA threshold be attained before any bonuses were paid. The minimum pre-established Adjusted EBITDA threshold for fiscal year 2013 was attained, and a sub-committee of the Compensation Committee, consisting solely of non-employee directors, on behalf of the Board of Directors determined what bonus awards were to be paid to the NEOs. Specifically, given the attainment of the Adjusted EBITDA performance for fiscal year 2013, discretionary bonuses in respect of the fiscal year 2013 bonus program were paid as follows:

Eric L. Affeldt	$250,000
Curtis D. McClellan	$150,000
Mark A. Burnett	$190,000
James K. Walters	$125,000
Ingrid J. Keiser	$125,000
Mr. Burnett’s annual cash bonus included $15,000 attributed to assisting us in providing certain consulting services in 2013 to an affiliate of KSL.
Additionally, the Board of Directors granted each of Mr. Affeldt, Mr. McClellan, and Ms. Keiser a discretionary bonus of $100,000 for their roles in and contribution to the completion of our IPO.
Long-Term Incentive Plan
In fiscal year 2011, we adopted a long-term cash incentive plan (“LTIP”) pursuant to which participants, including our NEOs, were eligible to earn a cash award at the end of a three-year period, based on our achieving or exceeding a threshold Adjusted EBITDA performance goal for fiscal year 2013. The Adjusted EBITDA performance goal for fiscal year 2013 was defined in a substantially similar manner as for our fiscal year 2013 bonus program, as discussed above, and was attained, and the Board of Directors determined in its sole discretion what awards were to be paid under the program. Specifically, cash payments in the amounts set forth below were awarded in 2013 and paid subsequent to December 31, 2013.

Named Executive Officer	LTIP Awarded in 2013
Eric L. Affeldt	$700,000
Curtis D. McClellan	$310,000
Mark A. Burnett	$400,000
James K. Walters	$300,000
Ingrid J. Keiser	$290,000

Equity-Based Awards

We believe that successful performance over the long term is aided by the use of equity-based awards which create an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business. Equity-based awards also allow for a portion of our executive compensation to be “at-risk” and directly tied to the performance of our business.
Except for the awards of restricted stock issued upon surrender of Class C units of Fillmore (as described below), no equity-based awards were granted to our NEOs during fiscal year 2013.
Conversion of Fillmore Units

In connection with the consummation of our IPO, each of our NEOs surrendered all of the Class A units and Class C units of Fillmore CCA Investment, LLC (“Fillmore”) then held by them in exchange for shares of our common stock previously held by Fillmore. The number of shares of our common stock delivered to our NEOs was determined in a manner intended to equate the aggregate fair value of such shares at our IPO offering price to the aggregate fair value of the NEOs’ Class A units and Class C units immediately prior to the conversion, based on the relative fair value priorities applicable to various classes of Fillmore's Class A units and Class C units.

The Class A units held by our NEOs were fully vested at the time they were surrendered, with the exception of 20% of the Class A units held by Mr. McClellan that were converted from Class B units in connection with the ClubCorp Formation, which units were originally scheduled to vest on November 17, 2013. The vesting of these units was fully accelerated by our Board of Directors immediately prior to the surrender of such units in recognition of Mr. McClellan’s efforts to complete our IPO.

Vested Class C units were exchanged for shares of our common stock and unvested Class C units were exchanged for unvested restricted shares of our common stock, which are subject to the time vesting requirements described below. The table below reflects the number of restricted shares of our common stock that were received by each NEO upon such exchange of Class C units.

Named Executive Officer	Number of Restricted Shares Received In Exchange For Class C Units
Eric L. Affeldt	66,061
Curtis D. McClellan	34,301
Mark A. Burnett	40,653
James K. Walters	34,301
Ingrid J. Keiser	34,301
The restricted shares vest in two equal annual installments, with the first 50% having vested on December 31, 2013, and the remaining 50% vesting on December 31, 2014, subject to the continued employment of the respective NEO.
Restricted Stock Units Awarded under the Stock Award Plan
On April 1, 2012, our Board of Directors granted awards of restricted stock units (“RSUs”) to our NEOs under the terms of the Stock Plan, as listed in the table below:

Named Executive Officer	Number of Restricted Stock Units
Eric L. Affeldt	283,241
Curtis D. McClellan	31,201
Mark A. Burnett	169,964
James K. Walters	31,201
Ingrid J. Keiser	31,201

The numbers of RSUs listed above reflect two forward stock splits effected in 2013. See Notes 2 and 16 to our audited consolidated financial statements contained in this Annual Report on Form 10-K for a description of the stock splits and their effect on the RSUs listed above.

The RSUs awarded to our NEOs vest based upon the satisfaction of both a time condition and a liquidity condition. The time condition is satisfied with respect to one‑third of the RSUs on each of the first three anniversaries of the vesting commencement date as set forth in the applicable RSU agreement. The initial vesting event is a liquidity condition that is satisfied upon the first to occur of the following dates: (i) the date of a change in control (as defined in the Stock Plan), (ii) the date that is six months following the effective date of an initial public offering of us or any of our direct or indirect parent companies or (iii) March 15th of the year following the year in which such an initial public offering occurs. The number of RSUs that vest on such initial vesting event is determined by the product obtained by multiplying the total number of RSUs granted to such NEO by a fraction, the numerator of which is the number of anniversaries (up to a maximum of three) under the time condition that have elapsed from the vesting commencement date set forth in the RSU award agreement to the earlier of (a) the date of the initial vesting event and (b) the date the NEO ceases to be employed by us and the denominator of which is three. If the NEO is employed by us on the date of an initial vesting event, then with respect to the RSUs that have not satisfied the time condition as of such initial vesting date, such RSUs will continue to vest at the rate of one-third per year on each anniversary of the vesting commencement date. Our Board of Directors granted larger RSU awards to each of Messrs. Affeldt and Burnett in recognition of their level of responsibility for our entire business and in order to make a larger portion of their annual compensation both be “at-risk” and directly tied to the performance of our business.
On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met. On that date, one third of the then outstanding RSUs were converted into shares of our common stock. The remaining RSUs will convert into shares of our common stock upon satisfaction of the remaining time vesting requirements. (See below under the headings, “Outstanding Equity Awards at December 31, 2013” and “Equity Awards Vested in Fiscal Year 2013”.)

Severance and Change in Control Benefits
We do not have a formal severance policy and, as a general matter, do not provide contractual severance protections to our NEOs. However, we have from time to time agreed to provide contractual severance protections pursuant to arm’s-length negotiations of an executive officer’s employment arrangement with us. In general, severance payments and benefits are intended to ease the consequences of an unexpected or involuntary termination of employment within the first two years of employment and to give an executive an opportunity to find new employment. Typically, the severance benefit ranges from six months to two years of base salary if the executive is terminated by us without cause within the first two years of employment. Rights to severance expire following two years of employment as we expect that the executive will have fully transitioned into his or her new role such that severance protection will no longer be appropriate after the expiration of the two-year severance protection period.
In addition, we may also enter into severance agreements with a terminating executive from time to time which agreements have in the past provided for severance benefits consisting of a severance payment equivalent to the executive’s base salary for a number of months and continued club membership privileges for a period of time following termination of employment.
We do not generally provide change of control benefits to our executives and none of our NEOs currently have a contractual right to receive severance upon termination of employment for any reason.
Health Benefits
We offer group health insurance coverage to all of our full-time employees. Because our employees, including our executive officers, are not eligible to participate in our group health plans for the first 90 days of their employment, we generally provide any executive who commences employment with us with a lump sum payment (plus a tax gross-up) equal to the difference between what the executive would have paid for health benefits under our plans and the executives’ out-of-pocket costs for COBRA coverage under such executive’s former employer’s plan for a period of 90 days.
Retirement Benefits
We maintain a defined contribution pension plan (the “401(k) Plan”), for all full-time employees with at least six months of service, including our NEOs. The 401(k) Plan provides that each participant may make pre-tax and post-tax contributions pursuant to certain restrictions; however, we do not provide any type of discretionary contribution or matching contribution.
We do not provide any non-qualified deferred compensation or defined benefit pension plans to any of our executive officers.
Perquisites
We typically compensate our executive officers in cash and equity rather than with perquisites, and do not view perquisites as a significant element of our total compensation structure. However, pursuant to our executive relocation policy, we typically reimburse executive officers who are required to relocate in connection with the commencement of their employment with us. We also reimbursed expenses incurred by Mr. Walters for commuting in fiscal year 2013 from his primary residence in Wisconsin to our office in Dallas, Texas, including a tax gross-up on the amount of such expenses. In addition, we pay premiums pursuant to a life insurance policy on the life of Mr. Affeldt, which provides a death benefit to Mr. Affeldt’s beneficiaries in the amount of $2 million.
All of our employees, including our executive officers, are entitled to complimentary use of our club facilities and other company-owned properties, as well as discounts on various products and services sold or provided at our facilities. In addition, our executives may elect to activate a membership without payment of an initiation fee or monthly dues at a company-owned club of their choosing. Because we do not incur any additional expense in connection with the provision of membership privileges to our executives and because such membership privileges are not substantially different than the general use privileges extended to our employees, we do not consider either club membership or club use privileges to be a company-provided perquisite.
Tax Implications
Section 162(m) of the Code (as interpreted by IRS Notice 2007-49) denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the chief executive officer and the three other most highly-paid executive officers (other than the company’s chief executive officer and chief financial officer) of a publicly‑traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. In addition, “grandfather” provisions may apply to certain compensation arrangements that were entered into by a corporation before it was publicly held. The Compensation Committee’s policy is to qualify compensation paid to our executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee will have the right to authorize compensation that would not otherwise be deductible under Section 162(m) or otherwise and to pay bonuses in any amount, including discretionary bonuses or bonuses with performance goals that are different from those under our annual bonus program.
Summary Compensation Table
The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our NEOs for services provided to us during fiscal years 2012 and 2013:

Name and Position	Year	Salary	Bonus		Stock Awards (2)		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Eric L. Affeldt	2013	$500,000	$350,000	(1)	$—		$700,000	$6,524	(4)	$1,556,524
Chief Executive Officer and President	2012	$500,000	$100,000		$2,500,269		$—	$6,445		$3,106,714

Curtis D. McClellan	2013	$316,538	$250,000	(1)	$18,259	(3)	$310,000	$—		$894,797
Chief Financial Officer and Treasurer	2012	$310,000	$90,000		$275,427		$—	$—		$675,427

Mark A. Burnett	2013	$371,539	$190,000	(1)	$—		$400,000	$—		$961,539
Executive Vice President, Operations Golf & Country Club	2012	$365,000	$135,000	(1)	$1,500,340		$—	$—		$2,000,340

James K. Walters	2013	$314,577	$125,000	(1)	$—		$300,000	$10,000	(5)	$749,577
Executive Vice President, Sales & Revenue	2012	$310,000	$90,000		$275,427		$—	$10,000		$685,427

Ingrid J. Keiser	2013	$275,000	$225,000		$—		$290,000	$—		$790,000
General Counsel, Secretary and Executive Vice President of People Strategy
_______________________

(1)
Represents the discretionary bonuses paid to each of Messrs. Affeldt, McClellan, Burnett, Walters and Ms. Keiser in respect of fiscal year 2013, as well as discretionary bonuses of $100,000 paid to each of Mr. Affeldt, Mr. McClellan, and Ms. Keiser in respect of fiscal year 2013 for their roles in and contribution to the completion of our IPO. Mr.

Burnett’s annual cash bonus included $15,000 attributed to assisting us in providing certain consulting services in 2013 to an affiliate of KSL. See Note 17 to our audited consolidated financial statements contained in this Annual Report on Form 10-K for a description of “Related Party Transactions”.

(2)	Except for the awards of restricted stock issued upon surrender of Class C Units of Fillmore, no equity-based awards were granted to our NEOs during fiscal year 2013.

(3)
Represents the value associated with the acceleration of vesting of the certain Class A units which were previously converted from Class B units held by Mr. McClellan. The vesting of these unvested units was fully accelerated by our Board of Directors immediately prior to the surrender of such units in recognition of Mr. McClellan’s efforts to complete our IPO. These units were originally scheduled to vest on November 17, 2013.

(4)	Represents a payment of (i) $4,740 as reimbursement for a premium paid by Mr. Affeldt pursuant to his life insurance policy; and (ii) $1,784 as a tax gross-up on the amount of the premium.

(5)
Represents a payment of (i) $6,821 as reimbursement of Mr. Walters’ expenses incurred in commuting from his primary residence in Wisconsin to our office in Dallas, Texas; and (ii) $2,667 as a tax gross-up of the commuting expenses described in clause (i).

Grants of Plan-Based Awards in Fiscal Year 2013

Except for the awards of restricted stock issued upon surrender of Class C Units of Fillmore, no equity-based awards were granted to our NEOs during fiscal year 2013.

Outstanding Equity Awards at December 31, 2013

The following table provides information regarding outstanding equity awards held by our NEOs as of December 31, 2013:

	Stock Awards
Name	Number of restricted shares and RSU that have not vested (#)		Fair value of restricted shares and RSU that have not vested ($) (2)
Eric L. Affeldt	33,030	(1)	$585,952
	283,241	(3)	$5,024,695
Curtis D. McClellan	17,150	(1)	$304,241
	31,201	(3)	$553,506
Mark A. Burnett	20,326	(1)	$360,583
	169,964	(3)	$3,015,161
James K. Walters	17,150	(1)	$304,241
	31,201	(3)	$553,506
Ingrid J. Keiser	17,150	(1)	$304,241
	31,201	(3)	$553,506
_______________________

(1)
All of the shares that have not vested are scheduled to vest on December 31, 2014. These shares represent Class C units which were granted on April 11, 2011 and later exchanged for restricted shares of our common stock previously held by Fillmore in connection with the consummation of our IPO on September 25, 2013.

(2)
Reflects the fair market value of a share as of December 31, 2013, which was determined based on the last reported closing price of our common stock of $17.74 multiplied by the number of shares, or RSUs, as applicable.

(3)
The RSUs were granted under the 2012 Stock Award Plan on April 1, 2012 and vest based on satisfaction of both a time condition subject to the holders' continued employment and a liquidity condition. The time condition is satisfied with respect to the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock

Plan) or after a period of time following the effective date of an initial public offering by us. On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met. On that date, one third of the then outstanding RSUs were converted into shares of our common stock. The remaining RSUs will convert into shares of our common stock upon satisfaction of the remaining time vesting requirements.

Equity Awards Vested in Fiscal Year 2013

No RSUs vested in fiscal year 2013. The following table provides information regarding the vesting of shares received in exchange for Class C units during fiscal year 2013:

	Stock Awards
Name	Number of shares acquired on vesting (#) (1)	Value realized ($) (2)
Eric L. Affeldt	99,092	$1,510,815
Curtis D. McClellan	51,452	$784,464
Mark A. Burnett	60,980	$929,734
James K. Walters	51,452	$784,464
Ingrid J. Keiser	51,452	$784,464
_________________________

(1)
These shares represent Class C units which were granted on April 11, 2011 and later exchanged for shares of Holdings' common stock previously held by Fillmore in connection with the consummation of our IPO on September 25, 2013. A portion vested on September 25, 2013 in connection with our IPO, while a portion vested on December 31, 2013 in accordance with the time vesting requirements.

(2)
Reflects the fair market value of a share as of the vesting dates of September 25, 2013 and December 31, 2013, which were determined based on the last reported closing price of our common stock at each vesting date multiplied by the number of shares vested.

Executive Offer Letters
Eric L. Affeldt
We issued an employment offer letter to Mr. Affeldt, effective as of March 1, 2011, pursuant to which he continues to serve as our President and Chief Executive Officer, and as a member of our Board of Directors. In 2013, Mr. Affeldt’s annual base salary was $500,000. Mr. Affeldt was eligible to earn a discretionary annual bonus of up to 100% of his base salary in 2013.
Prior to joining us as President and Chief Executive Officer, Mr. Affeldt was a principal at KSL. Previously, Mr. Affeldt was compensated solely by a KSL affiliate, which compensation package included a pro-rata share in the carried interest payable to certain KSL affiliates on account of profits earned by KSL’s affiliates’ investments in us, among other companies. Mr. Affeldt retained a portion of such total carried interest from such KSL’s affiliates’ investment, which interest remains subject to the same terms and conditions as if Mr. Affeldt had remained a principal in KSL, except that continued vesting of the carried interest is subject to Mr. Affeldt’s continued employment with us. As of December 31, 2013, 80% of that carried interest was vested.

Curtis D. McClellan
We issued an employment offer letter to Mr. McClellan, effective as of November 24, 2008, pursuant to which he commenced serving as our Chief Financial Officer and Treasurer. Mr. McClellan’s annual base salary increased from $310,000 to $320,000 effective as of May 1, 2013. Mr. McClellan was eligible to earn a discretionary annual bonus of up to 70% of his base salary in 2013.

Mark A. Burnett
We issued an employment offer letter to Mr. Burnett, effective as of December 1, 2006, pursuant to which he commenced serving as our Executive Vice President of Golf and Country Club Operations. Mr. Burnett’s annual base salary increased from $365,000 to $375,000 effective as of May 1, 2013. Mr. Burnett was eligible to earn a discretionary annual bonus of up to 100% of his base salary in 2013. In October 2013, Mr. Burnett was appointed as our Chief Operating Officer.

James K. Walters
We issued an employment offer letter to Mr. Walters, effective as of May 6, 2008, pursuant to which he commenced serving as our Executive Vice President of Sales & Marketing. Since January 2010, Mr. Walters has served as our Executive Vice President of Sales & Revenue. Mr. Walters’ annual base salary increased from $310,000 to $317,000 effective as of May 1, 2013. Mr. Walters was eligible to earn a discretionary annual bonus of up to 75% of his base salary in 2013.

Ingrid J. Keiser
We issued an employment offer letter to Ms. Keiser, effective as of July 9, 2007, pursuant to which she commenced serving as our Chief Legal Officer. Ms. Keiser’s base salary was set at $200,000 per year. In July 2008, Ms. Keiser was appointed as our General Counsel, Secretary and Executive Vice President of People Strategy, in connection with which her salary was increased to $250,000. In January 2011, Ms. Keiser’s salary was increased to $275,000. Ms. Keiser was eligible to earn a discretionary annual bonus of up to 70% of her base salary in 2013.
Each of our NEOs has executed our standard Confidentiality and Non-Solicitation Agreement, pursuant to which each NEO has agreed, among other things, to refrain, for a period of one year after termination of his employment, from recruiting or soliciting for hire any employee employed by us during the sixty-day period preceding his termination of employment.
ClubCorp Holdings Inc. Stock Award Plan
We adopted the Stock Plan on March 15, 2012 and amended and restated the Stock Plan on August 2, 2013 and August 14, 2013. The Stock Plan provides for an aggregate amount of no more than 4,000,000 shares of common stock to be available for awards. No more than 4,000,000 shares of common stock may be issued upon the exercise of incentive stock options. No single participant may be granted awards of options and stock appreciation rights with respect to more than 1,000,000 shares of common stock in any one year. No more than 1,000,000 shares of common stock may be granted under the Stock Plan to any participant during any single year with respect to performance compensation awards in any one performance period. The maximum amount payable pursuant to a cash bonus for an individual employee or officer under the Stock Plan for any single year during a performance period is $5.0 million. As of March 14, 2014, 633,963 shares of our common stock are subject to outstanding awards under the Stock Plan. If any award is forfeited or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. Shares that are used to pay the exercise price of an option or that are withheld to satisfy a participant’s tax withholding obligation will not be available for re-grant under the Stock Plan. If there is any change in our corporate capitalization, the Compensation Committee will make or recommend to our Board of Directors for approval substitutions or adjustments to the number of shares reserved for issuance under the Stock Plan, the number of shares covered by awards then outstanding under the Stock Plan, the limitations on awards under the Stock Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate in its sole discretion.
The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards and restricted stock units under the Stock Plan. The Compensation Committee administers the Stock Plan and selects eligible executives, directors, and employees of, and consultants to, us and our subsidiaries, to receive awards under the Stock Plan. The Compensation Committee has the authority to determine the terms and conditions of any agreements evidencing any awards granted under the Stock Plan and to adopt, alter and repeal rules, guidelines and practices relating to the Stock Plan, and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.
In the event of a change in control, the Compensation Committee may provide that all outstanding options and equity awards (other than performance compensation awards) issued under the Stock Plan will become fully vested and that performance compensation awards will vest, as determined by the Compensation Committee, based on the level of attainment of the specified performance goals. The Compensation Committee may, in its discretion, cancel outstanding awards and pay the value of such awards to the participants in connection with a change in control. The Compensation Committee can also provide otherwise in an award agreement under the Stock Plan. Under the Stock Plan, a change in control means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) the sale or disposition, in one or a series of related transactions, of all or substantially all of our assets to any person or group other than to affiliates of KSL; (ii) any person or group, other than affiliates of KSL, is or becomes the beneficial owner, directly or indirectly, of more than fifty percent (50%) of the total voting power of our outstanding voting stock; or (iii) the replacement of a majority of our Board of Directors.
Director Compensation
During the fiscal year ended December 31, 2013, only our non-employee directors received compensation for their service as directors. Mr. Affeldt received no compensation for his service on our Board of Directors and only received compensation for his service as an employee, as shown in the Summary Compensation Table, as described above in “Executive Compensation - Summary Compensation Table”. Messrs. Shannon, Resnick, Siegel, Newburger and Traficanti were all employees of KSL or a KSL affiliate, and we did not compensate any of these KSL-affiliated directors for their service on our Board of Directors. However, as employees of KSL or its affiliates, Messrs. Shannon, Resnick, Siegel, Newburger and Traficanti received management fees pursuant to the terms of the Management Agreement, which was terminated in connection with our IPO.
Our non-employee director compensation program for our non-employee directors who are not affiliated with KSL, consists of:

•
an annual retainer equal to $150,000, with an initial split of $80,000 in cash and $70,000 in restricted stock, with the cash portion to be paid quarterly in equal installments and the restricted stock to be granted annually with a one-year vesting provision. The number of shares of restricted stock to be granted will be determined by dividing $70,000 by the adjusted close price on the date of the grant.

•	an annual cash retainer of $40,000 for the Chairman of our Board of Directors, payable in quarterly installments;

•	an annual cash retainer of $20,000 for the Chair of the Audit Committee of our Board of Directors, payable in quarterly installments; and

•	reimbursement for all out‑of‑pocket expenses incurred in performance of their duties as directors.
The following table sets forth total compensation awarded to or earned by each of our non-employee directors who were not affiliated with KSL with respect to 2013:

Name	Fees Earned Or Paid In Cash	Stock Awards (1)	Total
John A. Beckert	$15,000	$70,000	$85,000
Douglas H. Brooks	$10,000	$70,000	$80,000
Janet E. Grove	$10,000	$70,000	$80,000
William E. Sullivan	$12,500	$70,000	$82,500
_______________________

(1)
Represents the grant date fair value, determined by reference to our IPO offering price of $14.00 per share in accordance with GAAP, for shares of restricted stock granted to each of Messrs. Beckert, Brooks and Sullivan and Ms. Grove under the Stock Plan upon the completion of our IPO on September 25, 2013. As of December 31, 2013, each of these non-employee directors owns 5,000 shares of such restricted stock. See Note 2 to our audited consolidated financial statements contained in this Annual Report on Form 10-K for our accounting policy concerning equity-based awards.

Additionally, in 2013 Mr. Beckert received cash payments totaling $31,250 and Ms. Grove received cash payments totaling $33,852, in their respective capacities as consultants prior to becoming members of our Board of Directors in August 2013.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Our directors, executive officers and greater-than-10% stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports that they file. We file Section 16(a) reports on behalf of our directors and executive officers to report their initial and subsequent changes in beneficial ownership of our common stock. To our knowledge, based solely on a review of the reports we filed on behalf of our directors and executive officers, written representations from these persons that no other reports were required and all Section 16(a) reports provided to us, we believe that during fiscal year 2013 our directors, executive officers and holders of more than 10% of our common stock filed the required reports on a timely basis under Section 16(a).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of our common stock, as of March 14, 2014, for:

•	each person known by us to own beneficially more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to their beneficially owned common stock. Unless otherwise specified, the address of each beneficial owner is c/o ClubCorp Holdings, Inc., 3030 LBJ Freeway, Suite 600, Dallas, Texas 75234.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	%
5% Stockholders
Affiliates of KSL (1)	40,818,922	63.8%
Directors and Executive Officers
Eric L. Affeldt (2)	595,342	*
Curtis D. McClellan	94,282	*
Mark A. Burnett	252,874	*
James K. Walters	94,282	*
Ingrid J. Keiser	99,823	*
Daniel T. Tilley	76,338	*
John A. Beckert	83,970	*
Douglas H. Brooks	5,000	*
Janet E. Grove	15,163	*
Martin J. Newburger (1)	—	—
Eric C. Resnick (1)	—	—
Michael S. Shannon (1)	—	—
Steven S. Siegel (1)	—	—
William E. Sullivan	5,000	*
Bryan J. Traficanti (1)	—	—
All directors and executive officers as a group (15 individuals) (1)	1,322,074	2.1%

________________________

*	less than 1%

(1)
100% of such shares are owned by Fillmore CCA Investment, LLC, which is 100% owned by Fillmore CCA Holdings I, LLC. Fillmore CCA Holdings I, LLC is 5.1% owned by Fillmore CCA (Alternative), L.P., 9.2% owned by Fillmore CCA Supplemental TE (Alternative), L.P., 12.6% owned by Fillmore CCA TE (Alternative), L.P., 12.7% owned by Fillmore CCA TE-A (Alternative), L.P., 1.2% owned by KSL Capital Partners II FF, L.P., 6.7% owned by KSL Capital Partners Supplemental II, L.P., 5.9% owned by KSL CCA 2010 Co-Invest 2, L.P., 36.7% owned by KSL CCA 2010 Co-Invest, L.P., 3.7% owned by KSL CCA Co-Invest 2, L.P. and 6.2% owned by KSL CCA Co-Invest, L.P (collectively, the “KSL Investors”). KSL Capital Partners II GP, LLC is the sole general partner of Fillmore CCA (Alternative), L.P., Fillmore CCA TE (Alternative), L.P., Fillmore CCA TE-A (Alternative), L.P. and KSL Capital Partners II FF, L.P. KSL Capital Partners Supplemental II GP, LLC is the sole general partner of Fillmore CCA Supplemental TE (Alternative), L.P. and KSL Capital Partners Supplemental II, L.P. KSL Capital Partners II Co-Invest GP, LLC is the sole general partner of KSL CCA 2010 Co-Invest 2, L.P., KSL CCA 2010 Co-Invest, L.P., KSL CCA Co-Invest 2, L.P. and KSL CCA Co-Invest, L.P. The investment decisions of each of KSL Capital Partners II GP, LLC, KSL Capital Partners Supplemental II GP, LLC and KSL Capital Partners II Co-Invest GP, LLC (collectively, the “KSL General Partners”, and together with the KSL Investors, the “KSL Funds”) regarding the shares are made by its respective special investment committee, which exercises voting and dispositive power over the shares indirectly beneficially owned by the KSL General Partners. The special investment committee of each of the KSL General Partners consists of Eric C. Resnick, Michael S. Shannon and Steven S. Siegel. A decision of each special investment committee is determined by the affirmative vote of a majority of the members of such committee. Messrs. Resnick, Shannon and S. Siegel disclaim beneficial ownership of these shares except to the extent of their individual pecuniary interest in these entities. The address for each KSL Fund and Messrs. Resnick, Shannon and Siegel is c/o KSL Capital Partners, LLC, 100 Fillmore Street, Suite 600, Denver, Colorado 80206.

(2)	Includes shares held by AFFFAM, Ltd., of which Mr. Affeldt is the sole general partner.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

We were previously a party to a Management Agreement with an affiliate of KSL, pursuant to which we were provided financial and management consulting services in exchange for an annual fee of $1 million. In addition, we reimbursed the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. On September 25, 2013, we made a one-time payment of $5.0 million to the management company in connection with the termination of the Management Agreement. As of December 31, 2013, we have paid aggregate fees, exclusive of the termination payment, of $8.3 million pursuant to the Management Agreement since it was entered into.

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees are payable under such agreement, however we have agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually.

Registration Rights Agreement

We have entered into a registration rights agreement with certain affiliates of KSL. This agreement provides to KSL’s affiliates an unlimited number of “demand” registrations and customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify KSL’s affiliates party thereto against certain liabilities which may arise under the Securities Act.

Usage Agreements and Other Arrangements

We have entered into usage and revenue sharing agreements whereby certain members of Western Athletic Clubs and the Hotel del Coronado, each owned and/or managed by affiliates of KSL, can pay an upgrade charge to have usage privileges at our clubs and facilities. Likewise, certain members of our clubs have reciprocal usage privileges at the clubs and facilities of Western Athletic Clubs.

We have also entered into arrangements with affiliates of KSL, whereby members of our clubs receive special pricing and discounts at hotels, resorts and ski areas owned by affiliates of KSL.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs.

We have also entered into an arrangement with affiliates of KSL whereby we provide golf-related consulting services in exchange for an annual fee of approximately $0.1 million.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and officers. The indemnification agreements, together with our amended and restated articles of incorporation and amended and restated bylaws, require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Policies and Procedures for Review and Approval of Related Party Transactions

We have written policies governing conflicts of interest with our employees. Unless otherwise approved or ratified by Holdings' Board and our Board of Directors, as applicable, the Audit Committee reviews and approves all transactions between the Company and any Related Person that are required to be disclosed herein.

Executive Offer Letters

We have issued employment offer letters or our Named Executive Officers, as described in Item 11 "Executive Compensation—Executive Offer Letters".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm's Fees

The aggregate fees, including expenses, of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the fiscal years ended December 31, 2013 and December 25, 2012, are as follows:

	2013		2012
	(in thousands)
Audit Fees	$2,632		$1,490
Audit-Related Fees	$1,324	(1)	—
Tax Fees (2)	$773		$292

(1)	Audit-Related Fees in fiscal year 2013 consists principally of fees related to our IPO, which was completed on September 25, 2013.
(2)     Tax Fees consist principally of tax compliance and tax planning fees.

PART IV

ITEM 15.    EXHIBITS

A. 1. Financial Statements

The following consolidated financial statements of the Company, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this 10-K:

A. 2. Financial Statement Schedules

The information required by Schedule I - Condensed Financial Information of Registrant is provided under Item 8 of this 10-K:

Page
Schedule I—Registrant's condensed financial statements	108

The information required by Schedule II - Valuation and Qualifying Accounts is provided in Notes 2 and 12 to the consolidated financial statements included elsewhere herein.

Other schedules are omitted because they are not required.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or its affiliates or are included as exhibits in this Form 10-K.

Exhibit No.	Description of Exhibit
3.1 (a)
Form of Amended and Restated Articles of Incorporation of ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 3.1(a) to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)

3.1 (b)	Form of Amended and Restated Bylaws of ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 3.1(b) to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)
4.1
Indenture, dated as of November 30, 2010, among ClubCorp Club Operations, Inc., the subsidiary guarantors named therein, and Wilmington Trust FSB, as trustee (Incorporated by reference to Exhibit 4.1 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

4.2	Form of 10% Senior Note due 2018 (Incorporated by reference to Exhibit 4.2 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
4.3
First Supplemental Indenture, dated as of September 22, 2011, among ClubCorp CGCC, Inc., ClubCorp Hartefeld, Inc., ClubCorp Ridge Club, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on September 23, 2011)

4.4
Second Supplemental Indenture, dated as of January 5, 2012, among CCFL, Inc., CCCA, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 9, 2012)

4.5
Third Supplemental Indenture, dated as of January 16, 2013, among ClubCorp NV I, LLC, a Nevada limited liability company; ClubCorp NV II, LLC, a Nevada limited liability company; ClubCorp NV III, LLC, a Nevada limited liability company; ClubCorp NV IV, LLC, a Nevada limited liability company; and ClubCorp NV V, LLC, a Nevada limited liability company and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

4.6
Fourth Supplemental Indenture, dated as of March 21, 2014, among ClubCorp NV VI, LLC, a Nevada limited liability company; ClubCorp NV VII, LLC, a Nevada limited liability company; ClubCorp NV VIII, LLC, a Nevada limited liability company; ClubCorp NV IX, LLC, a Nevada limited liability company; and ClubCorp NV X, LLC, a Nevada limited liability company, which are subsidiaries of ClubCorp Club Operations, Inc., a Delaware corporation, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee

10.1	†	Offer letter dated as of March 1, 2011 between ClubCorp USA, Inc. and Eric L. Affeldt (Incorporated by reference to Exhibit 10.1 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
10.2	†
Offer letter dated as of October 30, 2008 between ClubCorp USA, Inc. and Curtis D. McClellan (Incorporated by reference to Exhibit 10.2 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

10.3	†
Offer letter dated as of December 4, 2006 between ClubCorp USA, Inc. and Mark A. Burnett (Incorporated by reference to Exhibit 10.3 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

10.4	†	Offer letter dated as of May 6, 2008 between ClubCorp USA, Inc. and James K. Walters (Incorporated by reference to Exhibit 10.5 on Form 10-K filed by ClubCorp Club Operations, Inc. on March 26, 2012)
10.5	†	Offer letter dated as of June 20, 2007 between ClubCorp USA, Inc. and Ingrid J. Keiser
10.6	†	Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
10.7
Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.8 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

10.8
Guaranty and Security Agreement dated as of November 30, 2010 among ClubCorp Club Operations, Inc., each other Grantor from time to time party thereto and Citicorp North America, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.9 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

10.9
Form of Indemnification Agreement between ClubCorp Holdings, Inc. and its directors and officers (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)

10.10	†	ClubCorp Holdings, Inc. Amended and Restated 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 26, 2013)
10.11	†
Form of Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.12 on Form 10-K filed by ClubCorp Club Operations, Inc. on March 26, 2012)

10.12	†
Form of Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings Inc. on February 13, 2014)

10.13	†	2012 Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed by ClubCorp Club Operations, Inc. on October 15, 2012)
10.14
Amendment No. 1, dated as of November 16, 2012, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on November 16, 2012)

10.15
Joinder Agreement, dated as of January 16, 2013, by and between ClubCorp NV I, LLC, a Nevada limited liability company; ClubCorp NV II, LLC, a Nevada limited liability company; ClubCorp NV III, LLC, a Nevada limited liability company; ClubCorp NV IV, LLC, a Nevada limited liability company; and ClubCorp NV V, LLC, a Nevada limited liability company and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

10.16
Pledge Amendment, dated as of January 16, 2013, by and between ClubCorp USA, Inc. and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

10.17
Amendment No. 2, dated as of July 24, 2013, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.3 on Form 10‑Q filed by ClubCorp Club Operations, Inc. on July 26, 2013)

10.18
Amendment No. 3, dated as of August 30, 2013, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner.

10.19	†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)
10.20	†	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)
10.21
Form of Registration Rights Agreement between ClubCorp Holdings, Inc. and certain of its stockholders (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)

10.22
Amendment No. 4, dated as of February 21, 2014, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner.

10.23	†	2014 Short Term Incentive Plan
10.24
Joinder Agreement, dated as of March 21, 2014, by and between ClubCorp NV VI, LLC, a Nevada limited liability company; ClubCorp NV VII, LLC, a Nevada limited liability company; ClubCorp NV VIII, LLC, a Nevada limited liability company; ClubCorp NV IX, LLC, a Nevada limited liability company; and ClubCorp NV X, LLC, a Nevada limited liability company and Citicorp North America, Inc., as administrative agent and collateral agent

10.25		Pledge Amendment, dated as of March 21, 2014, by and between ClubCorp USA, Inc. and Citicorp North America, Inc., as administrative agent and collateral agent
11		Statement of Computation of Per Share Earnings (Included in Part II, Item 8: “Financial Statements” of this Annual Report on Form 10-K.)
12		Statement of Computation of Ratio of Earnings to Fixed Charges
14		Amended and Restated Code of Business Conduct & Ethics
21		Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated statements of operations and comprehensive loss as of December 31, 2013, December 25, 2012 and December 27, 2011; (ii) Consolidated balance sheets as of December 31, 2013 and December 25, 2012; (iii) Consolidated statements of cash flows as of December 31, 2013, December 25, 2012 and December 27, 2011; (iv) Consolidated statements of changes in equity as of December 31, 2013, December 25, 2012 and December 27, 2011 and (v) Notes to the consolidated financial statements.**

 ______________________________

*	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLUBCORP HOLDINGS, INC.

Date: March 21, 2014	/s/ Eric L. Affeldt
Eric L. Affeldt
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 21, 2014	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: March 21, 2014	/s/ John A. Beckert
John A. Beckert, Director

Date: March 21, 2014	/s/ Douglas H. Brooks
Douglas H. Brooks, Director

Date: March 21, 2014	/s/ Janet E. Grove
Janet E. Grove, Director

Date: March 21, 2014	/s/ Martin J. Newburger
Martin J. Newburger, Director

Date: March 21, 2014	/s/ Eric C. Resnick
Eric C. Resnick, Director

Date: March 21, 2014	/s/ Michael S. Shannon
Michael S. Shannon, Director

Date: March 21, 2014	/s/ Steven S. Siegel
Steven S. Siegel, Director

Date: March 21, 2014	/s/ William E. Sullivan
William E. Sullivan, Director

Date: March 21, 2014	/s/ Bryan J. Traficanti
Bryan J. Traficanti, Director