Form 10-Q
period 2014-03-25
ClubCorp Holdings, Inc.
filed 2014-05-01
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2014.

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
(972) 243-6191
(Registrant's telephone number, including area code)

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

As of April 24, 2014, the registrant had 64,417,980 shares of common stock outstanding, with a par value of $0.01.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

For the Twelve Weeks Ended March 25, 2014 and March 19, 2013

(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 25, 2014	March 19, 2013
REVENUES:
Club operations	$122,817	$114,338
Food and beverage	42,306	39,916
Other revenues	600	806
Total revenues	165,723	155,060

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation (includes $240 and $0 related to equity-based compensation expense for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively)	110,986	104,193
Cost of food and beverage sales exclusive of depreciation	14,480	13,868
Depreciation and amortization	16,446	16,155
Provision for doubtful accounts	(236)	710
Loss on disposals of assets	2,069	1,219
Equity in earnings from unconsolidated ventures	(510)	(217)
Selling, general and administrative (includes $592 and $0 related to equity-based compensation expense for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively)	11,496	9,908
OPERATING INCOME	10,992	9,224

Interest and investment income	82	75
Interest expense	(15,726)	(19,580)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,652)	(10,281)
INCOME TAX BENEFIT (EXPENSE)	864	(205)
LOSS FROM CONTINUING OPERATIONS	(3,788)	(10,486)
Loss from discontinued clubs, net of income tax benefit of $3 and $0 for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively	—	(5)
NET LOSS	(3,788)	(10,491)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	62	41
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(3,726)	$(10,450)

NET LOSS	$(3,788)	$(10,491)
Foreign currency translation, net of tax	(319)	1,082
OTHER COMPREHENSIVE (LOSS) INCOME	(319)	1,082
COMPREHENSIVE LOSS	(4,107)	(9,409)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	62	41
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(4,045)	$(9,368)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	63,762	50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	63,762	50,570

EARNINGS PER COMMON SHARE, BASIC:
Loss from continuing operations attributable to ClubCorp	$(0.06)	$(0.21)
Loss from discontinued clubs attributable to ClubCorp	$—	$—
Net loss attributable to ClubCorp	$(0.06)	$(0.21)

EARNINGS PER COMMON SHARE, DILUTED:
Loss from continuing operations attributable to ClubCorp	$(0.06)	$(0.21)
Loss from discontinued clubs attributable to ClubCorp	$—	$—
Net loss attributable to ClubCorp	$(0.06)	$(0.21)

Cash distributions declared per common share	$0.12	$0.69

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of March 25, 2014 and December 31, 2013

(In thousands of dollars, except share and per share amounts)

	March 25, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,051	$53,781
Receivables, net of allowances of $3,138 and $3,666 at March 25, 2014 and December 31, 2013, respectively	59,261	83,161
Inventories	17,581	15,819
Prepaids and other assets	15,106	13,339
Deferred tax assets	7,780	10,403
Total current assets	159,779	176,503
Investments	8,542	8,032
Property and equipment, net (includes $9,330 and $9,347 related to VIEs at March 25, 2014 and December 31, 2013, respectively)	1,244,900	1,234,903
Notes receivable, net of allowances of $632 and $724 at March 25, 2014 and December 31, 2013, respectively	4,973	4,756
Goodwill	258,459	258,459
Intangibles, net	27,125	27,234
Other assets	26,474	26,330
TOTAL ASSETS	$1,730,252	$1,736,217

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,614	$11,567
Membership initiation deposits - current portion	116,585	112,212
Accounts payable	25,500	26,764
Accrued expenses	37,984	36,772
Accrued taxes	19,652	20,455
Other liabilities	70,816	79,300
Total current liabilities	282,151	287,070
Long-term debt (includes $13,283 and $13,157 related to VIEs at March 25, 2014 and December 31, 2013, respectively)	648,180	638,112
Membership initiation deposits	205,845	204,152
Deferred tax liability	207,931	210,989
Other liabilities (includes $21,472 and $21,233 related to VIEs at March 25, 2014 and December 31, 2013, respectively)	159,196	157,944
Total liabilities	1,503,303	1,498,267
Commitments and contingencies (See Note 13)

EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 64,216,801 and 63,789,730 issued and outstanding at March 25, 2014 and December 31, 2013, respectively	642	638
Additional paid-in capital	313,376	320,274
Accumulated other comprehensive loss	(1,389)	(1,070)
Retained deficit	(96,395)	(92,669)
Total stockholders’ equity	216,234	227,173
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,715	10,777
Total equity	226,949	237,950
TOTAL LIABILITIES AND EQUITY	$1,730,252	$1,736,217

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twelve Weeks Ended March 25, 2014 and March 19, 2013

(In thousands of dollars)

	Twelve Weeks Ended
	March 25, 2014	March 19, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,788)	$(10,491)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	16,338	15,496
Amortization	108	659
Bad debt expense	(228)	712
Equity in earnings from unconsolidated ventures	(510)	(217)
Distribution from investment in unconsolidated ventures	—	762
Loss on disposals of assets	2,071	1,215
Amortization and write-off of debt issuance costs	579	522
Accretion of discount on member deposits	4,638	4,618
Amortization of above and below market rent intangibles	(64)	62
Equity-based compensation	832	—
Net change in deferred tax assets and liabilities	(1,735)	(7,367)
Net change in prepaid expenses and other assets	(4,190)	(1,948)
Net change in receivables and membership notes	24,750	(2,982)
Net change in accounts payable and accrued liabilities	(52)	584
Net change in other current liabilities	(9,965)	22,977
Net change in other long-term liabilities	676	(682)
Net cash provided by operating activities	29,460	23,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,425)	(7,862)
Acquisitions of clubs	(10,903)	—
Proceeds from dispositions	202	32
Net change in restricted cash and capital reserve funds	(148)	(43)
Return of capital in equity investments	—	760
Net cash used in investing activities	(23,274)	(7,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,100)	(3,524)
Proceeds from new debt borrowings	11,200	—
Distribution to owners	(7,622)	(35,000)
Proceeds from new membership initiation deposits	164	94
Repayments of membership initiation deposits	(530)	(256)
Net cash provided by (used in) financing activities	112	(38,686)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(28)	113
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,270	(21,766)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	53,781	81,965
CASH AND CASH EQUIVALENTS - END OF PERIOD	$60,051	$60,199
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,028	$5,784
Cash paid for income taxes	$202	$197

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twelve Weeks Ended March 25, 2014 and March 19, 2013

(In thousands of dollars, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 25, 2012	50,569,730	$506	$184,460	$(672)	$(51,777)	$10,565	$143,082
Distributions to owners	—	—	(35,000)	—	—	—	(35,000)
Net loss	—	—	—	—	(10,450)	(41)	(10,491)
Other comprehensive income	—	—	—	1,082	—	—	1,082
BALANCE - March 19, 2013	50,569,730	$506	$149,460	$410	$(62,227)	$10,524	$98,673

BALANCE - December 31, 2013	63,789,730	$638	$320,274	$(1,070)	$(92,669)	$10,777	$237,950
Issuance of common stock	211,596	2	(2)	—	—	—	—
Issuance of restricted stock	215,475	2	(2)	—	—	—	—
Distributions to owners declared	—	—	(7,726)	—	—	—	(7,726)
Equity-based compensation expense	—	—	832	—	—	—	832
Net loss	—	—	—	—	(3,726)	(62)	(3,788)
Other comprehensive loss	—	—	—	(319)	—	—	(319)
BALANCE - March 25, 2014	64,216,801	$642	$313,376	$(1,389)	$(96,395)	$10,715	$226,949

See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, unless otherwise indicated)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations”, together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs. On September 25, 2013, Holdings completed an initial public offering (our “IPO”). As of March 25, 2014, the majority of Holdings' common stock is owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. ClubCorp, together with its subsidiaries, may be referred to as “we”, “us”, “our” or the “Company”.

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

The accompanying consolidated condensed financial statements have been prepared by Holdings and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted from the accompanying financial statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Holdings for the year ended December 31, 2013.

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

We have two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information, including Adjusted EBITDA (“Adjusted EBITDA”), a key financial measurement of segment profit and loss, is reviewed regularly by the chief operating decision maker to evaluate performance and allocate resources. See Note 12.

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

At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. In general, initiation fees are not refundable, whereas initiation deposits are not refundable until a fixed number of years (generally 30) after the date of acceptance of a member. We recognize revenue related to membership initiation fees and deposits over the expected life of an active membership. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within club operations revenue on the consolidated condensed statements of operations over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated condensed balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our incremental borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership initiation fees sold are not refundable and are deferred and recognized within club operations revenue on the consolidated condensed statements of operations over the expected life of an active membership.

Membership initiation fees and deposits recognized within club operations revenue on the consolidated condensed statements of operations was $3.0 million and $3.9 million for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively.

Foreign Currency—The functional currency of our entities located outside the United States of America is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately, net of tax of $0.0 million for all periods presented, as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the twelve weeks ended March 25, 2014 or March 19, 2013. Realized foreign currency transaction gains and losses are reflected in the consolidated condensed statements of operations and comprehensive loss in club operating costs.

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

Equity-Based Awards—We measure the cost of employee services rendered in exchange for equity-based compensation based upon the grant date fair market value. The value is recognized over the requisite service period, which is generally the vesting period. During the twelve weeks ended March 25, 2014, we recognized equity-based compensation expense of $0.8 million ($0.6 million net of tax benefit), of which $0.2 million and $0.6 million were recognized within club operating costs and selling, general and administrative expenses, respectively, in the consolidated condensed statements of operations. No equity-based compensation expense was recognized in the twelve weeks ended March 19, 2013. As of March 25, 2014, there was approximately $5.8 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The ClubCorp Holdings, Inc. 2012 Stock Award Plan, which was amended and restated as of August 14, 2013 (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Stock Plan. As of March 25, 2014, approximately 3.0 million shares of common stock were available for future issuance under the Stock Plan.
On April 1, 2012, Holdings granted RSUs to certain executives under the Stock Plan. The RSUs vest based on satisfaction of both a time condition subject to the holders' continued employment and a liquidity condition. The time condition is satisfied with respect to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock Plan) or after a period of time following the effective date of an initial public offering by us. On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into 211,596 shares of our common stock. The remaining RSUs will convert into shares of our common stock upon satisfaction of the remaining time vesting requirements. As of March 25, 2014, 402,367 RSUs remain outstanding. Subsequent to the twelve weeks ended March 25, 2014, on April 1, 2014, 201,179 of these RSUs vested and were converted into shares of our common stock.

During the twelve weeks ended March 25, 2014, on January 17, 2014, and on February 7, 2014, we granted 103,886 and 111,589 shares of restricted stock, respectively, to certain participants under the Stock Plan. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements.

Also during the twelve weeks ended March 25, 2014, on February 7, 2014, we granted 111,610 PSUs to certain participants under the Stock Plan. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based requirements. The number of performance restricted stock units issued under these grants represents the target number of such units that may be earned, based on the Company's total shareholder return over the applicable performance periods compared with a peer group. If more than the target number of performance restricted stock units vest at the end of a performance period because the Company's total shareholder return exceeds certain percentile thresholds of the peer group, additional shares will be issued under the Stock Plan at that time.

Prior to our IPO, unit awards were issued under a Management Profits Interest Program (“MPI”) which constituted grants of time-vesting non-voting profits interests in Fillmore. These awards entitled MPI participants to participate in the appreciation of the value of Fillmore above an applicable threshold and thereby share in its future profits. In connection with the consummation of our IPO, the MPI participants surrendered all unit awards then held by them in exchange for an aggregate of 2,251,027 shares of Holdings' common stock previously held by Fillmore, 218,500 of which remain subject to time vesting requirements as of March 25, 2014.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Our adoption of ASU 2013-11 during the twelve weeks ended March 25, 2014 did not materially impact on our consolidated condensed financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-8 (“ASU 2014-8”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-8 amends guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amended guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. This ASU is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). We are still evaluating the impact that our adoption of ASU 2014-8 will have on our consolidated financial position or results of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $1.1 million collateralized by assets of the entity totaling $4.0 million as of March 25, 2014. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of March 25, 2014 total $3.6 million compared to recorded assets of $6.4 million.

The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities.

The following summarizes the carrying amount and classification of the VIEs' assets and liabilities in the consolidated condensed balance sheets as of March 25, 2014 and December 31, 2013, net of intercompany amounts:

	March 25, 2014	December 31, 2013
Current assets	$1,099	$1,407
Fixed assets, net	9,330	9,347
Other assets	$850	$850
Total assets	$11,279	$11,604

Current liabilities	$1,185	$1,644
Long-term debt	13,283	13,157
Other long-term liabilities	20,216	20,060
Noncontrolling interest	5,821	5,955
Company capital	(29,226)	(29,212)
Total liabilities and equity	$11,279	$11,604

Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.3 million and $11.6 million at March 25, 2014 and December 31, 2013, respectively.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.3 million and $1.4 million at March 25, 2014 and December 31, 2013, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations.

Additionally, we have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $6.7 million and $6.2 million at March 25, 2014 and December 31, 2013, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances. During the twelve weeks ended March 25, 2014 and March 19, 2013, we received no volume rebates and allowances. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture's financial statements at the time of the acquisition of CCI by affiliates of KSL was allocated to intangible assets of the joint venture and amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $5.6 million and $6.0 million at March 25, 2014 and December 31, 2013, respectively.

Our equity in net income from the investment described in the preceding paragraph is shown below:

	Twelve Weeks Ended
	March 25, 2014	March 19, 2013
ClubCorp's equity in net income, excluding amortization	$1,009	$705
Amortization	(464)	(463)
ClubCorp's equity in net income	$545	$242

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of March 25, 2014 and December 31, 2013:

	March 25, 2014		December 31, 2013
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2	$570,856	$597,611	$570,856	$601,775
Level 3	63,761	54,492	53,132	43,971
Total	$634,617	$652,103	$623,988	$645,746

     All debt obligations are considered Level 3 except for the Senior Notes and the Secured Credit Facilities, as defined in Note 9, which are considered Level 2. We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: 1) the determination that certain other debt obligations are similar, 2) nonperformance risk, and 3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of March 25, 2014 and December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Our assets and liabilities measured at fair value on a non-recurring basis include equity method investments, property and equipment, mineral rights, goodwill, trade names, liquor licenses, and business combinations. During the twelve weeks ended March 25, 2014 and March 19, 2013, there were no impairments recorded. Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The key assumptions used in determining these values are considered Level 3 measurements. See Note 11.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at March 25, 2014 and December 31, 2013:

	March 25, 2014	December 31, 2013
Land and non-depreciable land improvements	$533,494	$530,212
Depreciable land improvements	345,592	339,806
Buildings and recreational facilities	422,234	416,259
Machinery and equipment	183,049	181,619
Leasehold improvements	96,530	95,901
Furniture and fixtures	73,373	72,687
Construction in progress	7,091	3,513
	1,661,363	1,639,997
Accumulated depreciation	(416,463)	(405,094)
Total	$1,244,900	$1,234,903

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. No impairments were recorded during the twelve weeks ended March 25, 2014 or March 19, 2013.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at March 25, 2014 and December 31, 2013:

		March 25, 2014			December 31, 2013
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,850		$24,850	$24,850		$24,850
Liquor Licenses		2,023		2,023	2,023		2,023
Intangible assets with finite lives:
Member Relationships	7 years	2,800	(2,639)	161	2,800	(2,547)	253
Management Contracts	9 years	598	(507)	91	598	(490)	108
Total		$30,271	$(3,146)	$27,125	$30,271	$(3,037)	$27,234

Goodwill		$258,459		$258,459	$258,459		$258,459

Intangible Assets—Intangible assets include trade names, liquor licenses and member relationships. Intangible asset amortization expense was $0.1 million and $0.7 million for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively. The future amortization expense related to intangible assets with finite lives will be immaterial.

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 31, 2013	$113,108	$145,351	$258,459
March 25, 2014	$113,108	$145,351	$258,459

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at March 25, 2014 and December 31, 2013:

	March 25, 2014	December 31, 2013
Accrued compensation	$20,542	$27,933
Accrued interest	11,854	2,373
Other accrued expenses	5,588	6,466
Total accrued expenses	$37,984	$36,772

Taxes payable other than federal income taxes	$19,652	$20,000
Federal income taxes payable	—	455
Total accrued taxes	$19,652	$20,455

Advance deposits from members	$21,193	$17,305
Unearned dues	20,184	32,438
Deferred membership revenues	10,659	10,883
Insurance reserves	8,175	8,175
Distributions to owners declared, but unpaid	7,757	7,654
Other current liabilities	2,848	2,845
Total other current liabilities	$70,816	$79,300

Other long-term liabilities consist of the following at March 25, 2014 and December 31, 2013:

	March 25, 2014	December 31, 2013
Uncertain tax positions	$57,140	$56,105
Deferred membership revenues	42,207	42,773
Casualty insurance loss reserves - long term portion	11,835	11,255
Above market lease intangibles	1,208	1,347
Deferred rent	22,930	22,716
Accrued interest on notes payable related to Non-Core Development Entities	21,356	21,111
Other	2,520	2,637
Total other long-term liabilities	$159,196	$157,944

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the secured credit facilities (the “Secured Credit Facilities”). The Secured Credit Facilities were subsequently amended in 2012, 2013 and 2014. As amended through March 25, 2014, the Secured Credit Facilities were comprised of (i) a $301.1 million term loan facility, and (ii) a revolving credit facility with $107.3 million available for borrowing as of March 25, 2014, after deducting $19.6 million of standby letters of credit outstanding and $11.2 million of outstanding borrowings. In addition, the credit agreement governing the Secured Credit Facilities included an accordion feature which provided, subject to lender participation, for increases in the combined revolving and term loan capacity of the Secured Credit Facilities by incremental amounts of (x) $75.0 million, and, after full utilization of such $75.0 million, (y) an additional incremental amount subject to and determined by certain financial covenants.

As of March 25, 2014, the interest rate on the term loan facility was the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is July 24, 2020.

As of March 25, 2014, the revolving credit facility was comprised of two tranches of revolving credit commitments. As of such date, the first tranche of revolving credit commitments (“Tranche A”) had capacity of $3.1 million, which was reduced by $3.1 million in outstanding standby letters of credit, leaving no amounts available for borrowing under Tranche A. As each outstanding standby letter of credit supported by Tranche A matures, the total Tranche A commitment is reduced to the remaining balance of outstanding standby letters of credit thereunder. Tranche A matures on November 30, 2015.

As of March 25, 2014, the second tranche of revolving credit commitments (“Tranche B”) had capacity of $135.0 million, which was reduced by $16.5 million of standby letters of credit outstanding and $11.2 million of outstanding borrowings, leaving $107.3 million available for borrowing. Tranche B matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

The credit agreement, as amended through March 25, 2014, contains a senior secured leverage ratio covenant (the “Senior Secured Leverage Ratio”). The Senior Secured Leverage Ratio, defined in the credit agreement as Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (Adjusted EBITDA), required Operations and its restricted subsidiaries to maintain a leverage ratio of no greater than 4.00:1.00 as of the end of each fiscal quarter. As of March 25, 2014, Operations' leverage ratio was 1.88:1.00.

The amendments to the Secured Credit Facilities made during 2012, 2013 and 2014 included, among other things, the following key modifications:

On November 16, 2012, Operations entered into the first amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on the term loan facility to the higher of (i) 5.0% or (ii) an elected LIBOR plus a margin of 3.75%.

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

On August 30, 2013, Operations entered into a third amendment to the credit agreement governing the Secured Credit Facilities to conditionally secure the $135.0 million incremental revolving credit commitment (Tranche B). The third amendment became effective on September 30, 2013, subsequent to the satisfaction of certain conditions, including the receipt by Operations, by way of contribution, of more than $150.0 million of proceeds from the completion of our IPO. The Tranche B $135.0 million revolving credit commitments mature on September 30, 2018 and borrowings will bear interest at a rate of LIBOR plus a margin of 3.0% per annum. Additionally, the third amendment reduced the existing $50.0 million revolving credit commitment (Tranche A) to $19.6 million, the amount of standby letters of credit outstanding as of the effective date of the third amendment.

On February 21, 2014, Operations entered into a fourth amendment to the credit agreement governing the Secured Credit Facilities which made only administrative changes to such credit agreement.

Subsequent to the twelve weeks ended March 25, 2014, on April 11, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities to (1) provide an aggregate of $350.0 million of additional senior secured term loans under the existing term loan facility, (2) ease the Senior Secured Leverage Ratio as it relates to (a) payments of excess cash flow and (b) the financial covenant relating to the revolving credit commitments under the credit agreement, (3) modify the accordion feature under the credit agreement to be calculated as (x) $50.0 million, plus (y) after the full utilization of the amount available under clause (x), an additional amount of incremental term or revolving commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00, and (4) make other administrative changes to the credit agreement. The Senior Secured Leverage Ratio, as amended, requires Operations and its restricted subsidiaries to maintain a Senior Secured Leverage Ratio of no greater than 5.00:1.00. Incremental borrowings under the term loan facility will bear interest at the same rate as the existing term loans, which is the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%. The incremental term loan continues to mature on July 24, 2020. See Note 16.

Operations repaid outstanding borrowings of $11.2 million under the revolving credit facility on April 11, 2014.

As of April 24, 2014, the Secured Credit Facilities are comprised of (i) a $651.1 million term loan facility, and (ii) a revolving credit facility with $118.5 million available for borrowing as of April 24, 2014, after deducting $18.1 million of standby letters of credit outstanding.

All obligations under the Secured Credit Facilities are guaranteed by Operations' Parent and each existing and all subsequently acquired or organized direct and indirect restricted subsidiaries of ClubCorp, other than certain excluded subsidiaries (collectively, the “guarantors”). The Secured Credit Facilities are secured, subject to permitted liens and other exceptions, by a first-priority perfected security interest in substantially all the assets of the guarantors, including, but not limited to (1) a perfected pledge of all the domestic capital stock owned by Operations and the guarantors, and (2) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned property of Operations and the guarantors, subject to certain exclusions.

Operations is generally required to make interest payments on the last business day of each of March, June, September and December. Operations may be required to prepay the outstanding term loan facility by a percentage of excess cash flows, as defined by the Secured Credit Facilities, each fiscal year end after their annual consolidated financial statements are delivered, which percentage may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year. Additionally, Operations is required to prepay the term loan facility with proceeds from certain asset sales, borrowings and certain insurance claims as defined by the Secured Credit Facilities.

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

Operations incurred debt issuance costs in conjunction with the issuance of the Secured Credit Facilities of $6.8 million. These have been capitalized and are being amortized over the term of the loan. Operations incurred additional debt issuance costs of $0.8 million in conjunction with the amendment entered into on November 16, 2012, $4.4 million in conjunction with the second amendment entered into on July 24, 2013 and $3.4 million in conjunction with the third amendment entered into on August 30, 2013. These have also been capitalized and are being amortized over the remaining term of the loan. In conjunction with the fifth amendment entered into on April 11, 2014, Operations incurred $3.0 million in debt issuance costs; $1.2 million of these costs will capitalized and amortized over the remaining term of the loan, while $1.8 million will be expensed in the period incurred.

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

Operations incurred debt issuance costs in conjunction with the issuance of the Senior Notes of $9.1 million. These were capitalized and were being amortized over the term of the Senior Notes.

On October 28, 2013, Operations repaid $145.3 million in aggregate principal of the $415.0 million in Senior Notes, plus approximately $5.9 million in accrued and unpaid interest thereon, and $14.5 million of redemption premium. This redemption is pursuant to a provision in the indenture governing the Senior Notes that permits the redemption of up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offering proceeds at a redemption price equal to 110% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. In conjunction with this partial redemption, we expensed the proportionate share of the unamortized debt issuance costs of $2.3 million during the fiscal year ended December 31, 2013.

Subsequent to the twelve weeks ended March 25, 2014, on April 11, 2014, Operations provided notice to the trustee for the Senior Notes that Operations had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes and the indenture governing the Senior Notes. This redemption was made pursuant to a provision in the indenture governing the Senior Notes, which allows for redemption prior to December 1, 2014 at a price equal to the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the redemption date plus the Make-Whole Premium. The “Make-Whole Premium” is defined as the greater of (1) 1% of the principal amount of the Senior Notes being redeemed or (2) the excess of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes being redeemed at December 1, 2014 plus (ii) all remaining required interest payments due on such Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the then outstanding principal amount of the Senior Notes being redeemed. The Make-Whole-Premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million will be accounted for as loss on extinguishment of debt during the period extinguished. See Note 16.

Mortgage Loans

General Electric Capital Corporation (“GECC”)—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, we amended the loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of March 25, 2014, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

BancFirst—In May 2013, we assumed a mortgage loan with BancFirst for $5.0 million with an original maturity of October 2014 and two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. As of March 25, 2014, we expect to meet the required conditions and currently intend to extend the loan with BancFirst to October 2016.

Long-term borrowings and lease commitments of the Company as of March 25, 2014 and December 31, 2013, are summarized below:

	March 25, 2014		December 31, 2013
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Notes	$269,750	10.00%	$269,750	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	301,106	4.00%	301,106	4.00%	Greater of (i) 4.0% or (ii) an elected LIBOR + 3.0%	2020
Revolving Credit Borrowings - Tranche A ($3,093 capacity) (1)	—	6.00%	—	6.00%	Greater of (i) 6.0% or (ii) an elected LIBOR + 4.5%	2015
Revolving Credit Borrowings - Tranche B ($135,000 capacity) (2)	11,200	3.16%	—	3.25%	LIBOR plus a margin of 3.0%	2018
Mortgage Loans
General Electric Capital Corporation	30,208	6.00%	30,313	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(3)
Atlantic Capital Bank	3,453	4.50%	3,493	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
BancFirst	4,574	4.50%	4,652	4.50%	Greater of (i) 4.5% or prime rate	2016
Other indebtedness	2,489	4.75% - 8.00%	2,837	4.75% - 8.00%	Fixed	Various

	634,617		623,988
Capital leases	25,177		25,691
	659,794		649,679
Less current portion	(11,614)		(11,567)
	$648,180		$638,112
______________________

(1)	As of March 25, 2014, Tranche A had capacity of $3.1 million, which was reduced by $3.1 million in outstanding standby letters of credit, leaving no amounts available for borrowing under Tranche A.

(2)
As of March 25, 2014, Tranche B had capacity of $135.0 million, which was reduced by the $11.2 million outstanding balance and $16.5 million of standby letters of credit outstanding, leaving $107.3 million available for borrowing.

(3)	Notes payable related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2013 and thereafter is as follows. This table reflects the contractual maturity dates as of March 25, 2014.

Year	Debt	Capital Leases	Total
Remainder of 2014	$1,150	$7,663	$8,813
2015	4,730	8,719	13,449
2016	4,568	5,537	10,105
2017	28,885	2,707	31,592
2018 (1)	281,280	542	281,822
Thereafter	314,004	9	314,013
Total	$634,617	$25,177	$659,794
______________________

(1)
As described above, subsequent to the twelve weeks ended March 25, 2014, on April 11, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance to $651.1 million. Operations used a portion of the proceeds from the incremental term loan borrowing to irrevocably deposit with the trustee an amount sufficient to pay principal, interest and a redemption premium in order to redeem the Senior Notes. Additionally, Operations used a portion of the proceeds to repay the outstanding balance on the revolving credit facility. The $11.2 million outstanding balance on the revolving credit facility and the $269.8 million outstanding balance on the Senior Notes are both shown in 2018 which were the contractual maturity dates as of March 25, 2014.

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

Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve weeks ended March 25, 2014 and March 19, 2013 was 18.6% and (2.0)%, respectively. For the twelve weeks ended March 25, 2014 and March 19, 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our annualized effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

As of March 25, 2014 and December 31, 2013, we have recorded $57.1 million and $56.1 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, which are included in other liabilities in the consolidated condensed balance sheets. The majority of unrecognized tax benefits relates to cancellation of indebtedness income stemming from the 2010 ClubCorp Formation and related debt restructuring transactions. The calculation of the cancellation of indebtedness income recognized in connection with the ClubCorp Formation was complex and involved significant judgments and interpretations on our part, including the valuation of assets held at such time. If we were to prevail on all uncertain tax positions, the net effect would be an income tax benefit of approximately $44.0 million, exclusive of any benefits related to interest and penalties.

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in two foreign jurisdictions. We are currently undergoing an Internal Revenue Service (“IRS”) audit of certain components of the tax return for the year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts. In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years and have received notification of assessments by the Mexican taxing authorities related to two of these foreign subsidiaries which we are protesting. It is likely that within the next 12 months our unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of the above examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of March 25, 2014.

11. NEW AND ACQUIRED CLUBS

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated condensed statements of operations since their date of acquisition.

Prestonwood Country Club—On March 3, 2014, we acquired Prestonwood Country Club, a private golf club comprised of two properties, The Creek in Dallas, Texas and The Hills in nearby Plano, Texas, with a purchase price of $11.2 million for net cash consideration of $10.9 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

Depreciable land improvements, property and equipment	$14,742
Inventory and prepaid assets	97
Other current liabilities and accrued taxes	(362)
Long-term debt	(280)
Deferred tax liability	(1,300)
Membership initiation deposits and other liabilities	(1,994)
Total	$10,903
Paragon Club of Hefei—In March 2014, we began managing and operating Paragon Club of Hefei, a private business club in China.

     Revenues and operating income associated with clubs acquired were not material for the twelve weeks ended March 25, 2014 and March 19, 2013. The pro forma information related to this acquisition is not material to our historical results of operations.

12. SEGMENT INFORMATION

We currently have two reportable segments: (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information, including Adjusted EBITDA, a key financial measurement of segment profit and loss, is reviewed regularly by the chief operating decision maker to evaluate performance and allocate resources. Our chief operating decision maker is our Chief Executive Officer. We also use Adjusted EBITDA to assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

We began using Adjusted EBITDA as our measurement of segment profit and loss in fiscal year 2014. Prior to this change, we utilized Segment EBITDA (“Segment EBITDA”) as our measurement of segment profit and loss, but we also presented Adjusted EBITDA on a consolidated basis, as certain financial covenants in certain of our debt agreements utilize this measure of Adjusted EBITDA. These two measurements are not materially different. This change results in alignment of our internal measurement of segment profit and loss with the measurement used to evaluate our performance on a consolidated basis and reduces the number of non-GAAP measurements we report, thus simplifying our financial reporting. The manner in which we calculate Adjusted EBITDA has not changed. For comparability purposes, amounts for the twelve weeks ended March 19, 2013 have been recast.

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

The table below shows summarized financial information by segment for continuing operations for the twelve weeks ended March 25, 2014 and March 19, 2013:

	Twelve Weeks Ended
	March 25, 2014	March 19, 2013
Golf and Country Clubs
Revenues	$127,771	$119,250
Adjusted EBITDA	36,402	32,633

Business, Sports and Alumni Clubs
Revenues	$38,441	$37,848
Adjusted EBITDA	6,436	5,712

Other
Revenues	$2,004	$(68)
Adjusted EBITDA	(10,780)	(8,581)

Elimination of intersegment revenues and segment reporting adjustments	$(2,493)	$(1,970)

Total
Revenues	$165,723	$155,060
Adjusted EBITDA	32,058	29,764

	As of
Total Assets	March 25, 2014	December 31, 2013
Golf and Country Clubs	1,255,140	1,254,988
Business, Sports and Alumni Clubs	82,625	90,078
Other	392,487	391,151
Consolidated	$1,730,252	$1,736,217

EBITDA is defined as net income before interest expense, loss on extinguishment of debt, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, non-cash and other adjustments and equity-based compensation expense and an acquisition adjustment. The acquisition adjustment represents deferred revenue related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to other companies. The credit agreement governing the Secured Credit Facilities contains certain financial and non-financial covenants which require Operations to maintain specified financial ratios on a rolling four quarter basis and utilize this measure of Adjusted EBITDA.
The table below provides a reconciliation of our net loss to Adjusted EBITDA for the twelve weeks ended March 25, 2014 and March 19, 2013:

	Twelve Weeks Ended
	March 25, 2014	March 19, 2013
Net loss	$(3,788)	$(10,491)
Interest expense	15,726	19,580
Income tax (benefit) expense	(864)	205
Interest and investment income	(82)	(75)
Depreciation and amortization	16,446	16,155
EBITDA	$27,438	$25,374
Impairments, disposition of assets and loss from discontinued operations (1)	2,069	1,224
Non-cash adjustments (2)	462	810
Other adjustments (3)	196	1,765
Equity-based compensation expense (4)	832	—
Acquisition adjustment (5)	1,061	591
Adjusted EBITDA	$32,058	$29,764
______________________

(1)	Includes non-cash impairment charges, loss on disposals of assets and net loss from discontinued clubs.

(2)
Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL, expense recognized for our long-term incentive plan related to fiscal years 2011 through 2013 and non-cash income related to mineral lease and surface rights agreements.

(3)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less earnings of said investments, income or loss attributable to non-controlling equity interests of continuing operations, franchise taxes, adjustments to accruals for unclaimed property settlements, acquisition costs, debt amendment costs, other charges incurred in connection with the ClubCorp Formation and management fees, termination fee and expenses paid to an affiliate of KSL.

(4)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(5)
Represents deferred revenue related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006.

Adjusted EBITDA is not determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, operating income or net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our cash flows or ability to fund our cash needs. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of March 25, 2014, we had capital commitments of $17.6 million at certain of our clubs.

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

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and we have estimated and recorded an immaterial amount within accrued expenses on the consolidated condensed balance sheet as of March 25, 2014.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At March 25, 2014, we have $2.0 million recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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

14. EARNINGS PER SHARE
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net (loss) income attributable to Holdings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the dilutive effect of equity-based awards that may share in the earnings of Holdings when such shares are either issued or vesting restrictions lapse.
Presented below is basic and diluted EPS for the twelve weeks ended March 25, 2014 and March 19, 2013 (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 25, 2014		March 19, 2013
	Basic	Diluted	Basic	Diluted
Loss from continuing operations attributable to ClubCorp	$(3,726)	$(3,726)	$(10,445)	$(10,445)
Weighted-average shares outstanding	63,762	63,762	50,570	50,570
Effect of dilutive equity-based awards	—	—	—	—
Total Shares	63,762	63,762	50,570	50,570
Loss from continuing operations attributable to ClubCorp per share	$(0.06)	$(0.06)	$(0.21)	$(0.21)
For the twelve weeks ended March 25, 2014 there are 0.4 million potential common shares excluded from the calculation of diluted EPS because because the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. Our restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from our basic weighted-average shares outstanding calculation.

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

During the twelve weeks ended March 19, 2013, on December 26, 2012, we declared a cash dividend of $35.0 million to the owners of our common stock. This dividend was paid on December 27, 2012. During the fiscal year ended December 31, 2013, on December 10, 2013, we declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to all common stockholders of record at the close of business on January 3, 2014. This dividend was paid on January 15, 2014, during the twelve weeks ended March 25, 2014. Furthermore, during the twelve weeks ended March 25, 2014, on March 18, 2014, we declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to all common stockholders of record at the close of business on April 3, 2014. This dividend was paid on April 15, 2014, subsequent to the twelve weeks ended March 25, 2014.

15. RELATED PARTY TRANSACTIONS

During the twelve weeks ended March 19, 2013, we were a party to a management agreement (the “Management Agreement”) with an affiliate of KSL, pursuant to which we were provided financial and management consulting services in exchange for an annual fee of $1.0 million. In addition, we agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the twelve weeks ended March 19, 2013, we paid an affiliate of KSL approximately $0.3 million in management fees. The Management Agreement allowed that, in the event of a financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders' maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. Effective October 1, 2013, the Management Agreement was terminated and in connection with the termination, we made a one-time payment of $5.0 million during the fiscal year ended December 31, 2013.

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees are payable under such agreement, however we have agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually. The expense associated with this contract was not material during the twelve weeks ended March 25, 2014.

On December 27, 2012, during the twelve weeks ended March 19, 2013, we made a $35.0 million distribution to our owners.

During the twelve weeks ended March 25, 2014 and March 19, 2013, we paid $0.0 million and $0.1 million respectively, to affiliates of KSL for private party events.

During the twelve weeks ended June 11, 2013 we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain golf-related consulting services in exchange for an annual fee of $0.1 million. The revenue associated with this contract was immaterial during the twelve weeks ended March 25, 2014.

As of March 25, 2014 we had receivables of $0.2 million and payables of $0.5 million and as of December 31, 2013, we had receivables of $0.2 million and payables of $0.1 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.1 million in the twelve weeks ended March 25, 2014 and March 19, 2013, respectively, in management fees from these ventures. As of March 25, 2014 and December 31, 2013, we had a receivable of $2.4 million and $1.8 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. During the twelve weeks ended March 25, 2014 and March 19, 2013, revenue associated with these arrangements was not material.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the twelve weeks ended March 25, 2014 and March 19, 2013, royalty payments received in connection with these arrangements were not material.

16. SUBSEQUENT EVENTS

During the twelve weeks ended March 25, 2014, on March 18, 2014, we declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to all common stockholders of record at the close of business on April 3, 2014. This dividend was paid on April 15, 2014, subsequent to the twelve weeks ended March 25, 2014.

Subsequent to the twelve weeks ended March 25, 2014, on April 11, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities. See Note 9.

Subsequent to the twelve weeks ended March 25, 2014, on April 11, 2014, Operations provided notice to the trustee for the Senior Notes that they had elected to redeem all of the remaining outstanding Senior Notes. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes and the indenture. See Note 9.

Subsequent to the twelve weeks ended March 25, 2014, on April 29, 2014, we acquired the Tournament Players Club (“TPC”) Piper Glen in Charlotte, North Carolina for a purchase price of $3.8 million and the TPC Michigan in Dearborn, Michigan for a purchase price of $3.0 million. We are in the process of finalizing our purchase price allocations. On April 30, 2014, we finalized the lease and management rights to the Baylor Club, an alumni club located within the new Baylor University football stadium in Waco, Texas.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated condensed financial statements and related notes included in “Item 1. Financial Statements” of this quarterly report and in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).

Forward-Looking Statements

All statements (other than statements of historical facts) in this quarterly report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “intend”, “will”, “estimate”, “anticipate”, “believe”, “predict”, “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward‑looking statements:

•	adverse conditions affecting the United States economy;

•	our ability to attract and retain club members;

•	changes in consumer spending patterns, particularly with respect to demand for products and services;

•	unusual weather patterns, extreme weather events and periodic and quasi‑periodic weather patterns, such as those commonly associated with the El Niño/La Niña-Southern Oscillation;

•	material cash outlays required in connection with refunds or escheatment of membership initiation deposits;

•	impairments to the suitability of our club locations;

•	regional disruptions such as power failures, natural disasters or technical difficulties in any of the major areas in which we operate;

•	seasonality of demand for our services and facilities usage;

•	increases in the level of competition we face;

•	the loss of members of our management team or key employees;

•	increases in the cost of labor;

•	increases in other costs, including costs of goods, rent, water, utilities and taxes;

•	decreasing values of our investments;

•	illiquidity of real estate holdings;

•
our substantial indebtedness, which may adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry and pay our debts and which could divert our cash flows from operations for debt payments;

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness could cause our debt service obligations to increase significantly;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions or divestitures;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure to comply with privacy regulations or maintain the integrity of internal customer data;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	risks related to tax examinations by the IRS and other tax authorities;

•	cancellation of indebtedness income resulting from cancellation of certain indebtedness;

•	the ownership of a majority of our equity by affiliates of KSL;

•	future sales of our common stock could cause the market price to decline;

•	our incorporation in Nevada limits our stockholders' ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	our stock price may change significantly;

•	our ability to declare and pay dividends;

•	securities analysts could publish information that negatively impacts our stock price and trading volume;

•	anti-takeover provisions could delay or prevent a change of control;

•	as a “controlled company”, we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies;

•	“emerging growth company” status as defined in the Jumpstart Our Business Startups (“JOBS”) Act may impact attractiveness of common stock to investors; and

•	other factors detailed herein and in our 2013 Annual Report filed with the Securities and Exchange Commission (“SEC”).
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
As a result of the ClubCorp Formation in November 2010, our taxpayer status has changed due to taxable gains and certain tax attribute reductions triggered by the ClubCorp Formation that utilized our net operating loss carryforwards.

Overview
We are a leading owner-operator of private golf and country clubs, business, sports and alumni clubs in North America. As of March 25, 2014, our portfolio of 157 owned or operated clubs, with over 148,000 memberships, serves over 370,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 83 of our 107 golf and country clubs. We lease, manage or operate through joint ventures the remaining 24 golf and country clubs. Likewise, we own one business club and lease, manage or operate through a joint venture the remaining 49 business, sports and alumni clubs. Our golf and country clubs include 86 private country clubs, 14 semi-private clubs and seven public golf courses. Our business, sports and alumni clubs include 31 business clubs, 12 business and sports clubs, six alumni clubs, and one sports club. Our facilities are located in 25 states, the District of Columbia and two foreign countries.

Our golf and country clubs are designed to appeal to the entire family, fostering member loyalty which we believe allows us to capture a greater share of our member households' discretionary leisure spending. Our business, sports and alumni clubs are designed to provide our members with private upscale locations where they can work, network and socialize. We offer our members privileges throughout our entire collection of clubs, and we believe that our diverse facilities, recreational offerings and social programming enhance our ability to attract and retain members across a number of demographic groups. We also have alliances with other clubs, resorts and facilities located worldwide through which our members can enjoy additional access, discounts, special offerings and privileges outside of our owned and operated clubs. Given the breadth of our products, services and amenities, we believe we offer a compelling value proposition to our members.

Factors Affecting our Business

A significant percentage of our revenue is derived from membership dues, and we believe these dues together with the geographic diversity of our clubs help to provide us with a recurring revenue base that limits the impact of fluctuations in regional economic conditions. We believe our efforts to position our clubs as focal points in communities with offerings that can appeal to the entire family has enhanced member loyalty and mitigated attrition rates in our membership base compared to the industry as a whole.
We believe the strength and size of our portfolio of clubs combined with the stability of our membership base will enable us to maintain our position as an industry leader in the future. As the largest owner-operator of private golf and country clubs in the United States, we enjoy economies of scale and a leadership position. We expect to strategically expand and upgrade our portfolio through acquisitions and targeted capital investments. As part of our targeted capital investment program, we plan to focus on facility upgrades to improve our members' experience and the utilization of our facilities and amenities, which we believe will yield positive financial results.
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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These programs are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club's amenities. One such offering is our Optimal Network Experience (“O.N.E.”) program, an upgrade offering that combines what we refer to as ‘‘comprehensive club, community and world benefits’’. With this offering, members receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges to more than 200 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 700 renowned hotels, resorts, restaurants and entertainment venues. As of March 25, 2014, approximately 44% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 43% of memberships that were enrolled in one or more of our upgrade programs as of December 31, 2013.

The following tables present our membership counts for continuing operations at the end of the periods indicated. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	March 25, 2014	December 31, 2013	Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	83,616	83,438	178	0.2%
New or Acquired Clubs (2)	3,213	1,959	1,254	NM
Total Golf and Country Clubs	86,829	85,397	1,432	1.7%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	61,320	61,405	(85)	(0.1)%
New or Acquired Clubs	—	—	—	NM
Total Business, Sports and Alumni Clubs (3)	61,320	61,405	(85)	(0.1)%
Total
Same Store Clubs (1)	144,936	144,843	93	0.1%
New or Acquired Clubs (2)	3,213	1,959	1,254	NM
Total memberships at end of period (3)	148,149	146,802	1,347	0.9%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis.

(2)
New or Acquired Clubs include those clubs which were acquired, opened or added under management agreements in the twelve weeks ended March 25, 2014 and fiscal year ended December 31, 2013 consisting of: Oak Tree Country Club, Cherry Valley Country Club, Chantilly National Golf and Country Club and Prestonwood Country Club.

(3)	Does not include certain international club memberships.

	March 19, 2013	December 25, 2012	Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	81,079	81,112	(33)	—%
New or Acquired Clubs (2)	1,677	1,607	70	NM
Total Golf and Country Clubs	82,756	82,719	37	—%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	62,310	62,046	264	0.4%
New or Acquired Clubs	—	—	—	NM
Total Business, Sports and Alumni Clubs (3)	62,310	62,046	264	0.4%
Total
Same Store Clubs (1)	143,389	143,158	231	0.2%
New or Acquired Clubs (2)	1,677	1,607	70	NM
Total memberships at end of period (3)	145,066	144,765	301	0.2%

_______________________

(1)	See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis.

(2)
New or Acquired Clubs include those clubs which were acquired, opened or added under management agreements in the fiscal years ended December 31, 2013 and December 25, 2012 consisting of: LPGA International, Hollytree Country Club, Hartefeld National Golf Club, Oak Tree Country Club, Cherry Valley Country Club and Chantilly National Golf and Country Club.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 25, 2012	80	13	3	6	102	1	43	4	1	49
First Quarter 2013	—	—	—	—	—	—	—	—	—	—
Second Quarter 2013 (1)	1	—	—	—	1	—	—	—	—	—
Third Quarter 2013 (2)	—	1	—	—	1	—	—	—	—	—
Fourth Quarter 2013 (3)	—	1	—	—	1	—	—	—	—	—
December 31, 2013	81	15	3	6	105	1	43	4	1	49
First Quarter 2014 (4)	2	—	—	—	2	—	—	1	—	1
March 25, 2014	83	15	3	6	107	1	43	5	1	50
 _______________________

(1)	In May 2013, we acquired Oak Tree Country Club, a private country club located in Edmond, Oklahoma.

(2)	In June 2013, we acquired Cherry Valley Country Club, a private country club located in Skillman, New Jersey.

(3)	In December 2013, we acquired Chantilly National Golf and Country Club, a private country club located in Centreville, Virginia.

(4)
In March 2014, we purchased Prestonwood Country Club, a private country club which features two properties: The Creek in Dallas, Texas and The Hills in nearby Plano, Texas and we began managing and operating Paragon Club of Hefei, a private business club in China.

Subsequent to the twelve weeks ended March 25, 2014, on April 29, 2014, we acquired the Tournament Players Club (“TPC”) Piper Glen in Charlotte, North Carolina for a purchase price of $3.8 million and the TPC Michigan in Dearborn, Michigan for a purchase price of $3.0 million. We are in the process of finalizing our purchase price allocations. On April 30, 2014, we finalized the lease and management rights to the Baylor Club, an alumni club located within the new Baylor University football stadium in Waco, Texas.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management include the expected life of an active membership used to amortize initiation fees and deposits, our incremental borrowing rate used to accrete membership initiation deposit liabilities, assumptions and judgments used in estimating unrecognized tax benefits relating to uncertain tax positions inputs for impairment testing of goodwill, intangibles and long-lived assets and assumptions and inputs used accounting for equity-based awards.

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

As of March 25, 2014 and December 31, 2013, we have recorded $57.1 million and $56.1 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, which are included in other liabilities in the consolidated balance sheets. The majority of unrecognized tax benefits relates to cancellation of indebtedness income stemming from the 2010 ClubCorp Formation and related debt restructuring transactions. The calculation of the cancellation of indebtedness income recognized in connection with the ClubCorp Formation was complex and involved significant judgments and interpretations on our part, including the valuation of assets held at such time. If we were to prevail on all uncertain tax positions, the net effect would be an income tax benefit of approximately $44.0 million, exclusive of any benefits related to interest and penalties.

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in two foreign jurisdictions. We are currently undergoing an IRS audit of certain components of the tax return for the year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts. In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years and have received notification of assessments by the Mexican taxing authorities related to two of these foreign subsidiaries which we are protesting. It is likely that within the next 12 months our unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of the above examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of March 25, 2014.

For additional information about our critical accounting policies and estimates, see the disclosure included in our 2013 Annual Report filed with the SEC on March 21, 2014.

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA (“Adjusted EBITDA”) is a key financial measure used by our management to (1) internally measure our operating performance, (2) evaluate segment performance and allocate resources and (3) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.
We began using Adjusted EBITDA as our measurement of segment profit and loss in fiscal year 2014. Prior to this change, we utilized Segment EBITDA (“Segment EBITDA”) as our measurement of segment profit and loss, but we also presented Adjusted EBITDA on a consolidated basis, as certain financial covenants in certain of our debt agreements utilize this measure of Adjusted EBITDA. These two measurements are not materially different. This change results in alignment of our internal measurement of segment profit and loss with the measurement used to evaluate our performance on a consolidated basis and reduces the number of non-GAAP measurements we report, thus simplifying our financial reporting. The manner in which we calculate Adjusted EBITDA has not changed. For comparability purposes, amounts for the twelve weeks ended March 19, 2013 have been recast.

EBITDA is defined as net income before interest expense, loss on extinguishment of debt, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, non-cash and other adjustments and equity-based compensation expense and an acquisition adjustment. The acquisition adjustment represents deferred revenue related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to other companies. The credit agreement governing the Secured Credit Facilities contains certain financial and non-financial covenants which require Operations to maintain specified financial ratios on a rolling four quarter basis and utilize this measure of Adjusted EBITDA.

The following table provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Four Quarters Ended
	March 25, 2014	March 19, 2013	March 25, 2014
	(dollars in thousands)
Net loss	$(3,788)	$(10,491)	$(33,977)
Interest expense	15,726	19,580	79,815
Loss on extinguishment of debt	—	—	16,856
Income tax (benefit) expense	(864)	205	612
Interest and investment income	(82)	(75)	(352)
Depreciation and amortization	16,446	16,155	72,364
EBITDA	$27,438	$25,374	$135,318
Impairments, disposition of assets and loss from discontinued operations (1)	2,069	1,224	15,358
Non-cash adjustments (2)	462	810	3,581
Other adjustments (3)	196	1,765	8,566
Equity-based compensation expense (4)	832	—	15,049
Acquisition adjustment (5)	1,061	591	1,776
Adjusted EBITDA	$32,058	$29,764	$179,648
______________________

(1)	Includes non-cash impairment charges, loss on disposals of assets and net loss from discontinued clubs.

(2)
Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL, expense recognized for our long-term incentive plan related to fiscal years 2011 through 2013 and non-cash income related to mineral lease and surface rights agreements.

(3)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less earnings of said investments, income or loss attributable to non-controlling equity interests of continuing operations, franchise taxes, adjustments to accruals for unclaimed property settlements, acquisition costs, debt amendment costs, other charges incurred in connection with the ClubCorp Formation and management fees, termination fee and expenses paid to an affiliate of KSL.

(4)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(5)
Represents deferred revenue related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006.

Adjusted EBITDA is not determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, operating income or net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our cash flows or ability to fund our cash needs. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended
	March 25, 2014	% of Revenue	March 19, 2013	% of Revenue
	(in thousands, except per share amounts)
Revenues:
Club operations	$122,817	74.1%	$114,338	73.7%
Food and beverage	42,306	25.5%	39,916	25.7%
Other revenues	600	0.4%	806	0.5%
Total revenues	165,723		155,060

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation (includes $240 and $0 related to equity-based compensation expense for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively)	110,986	67.0%	104,193	67.2%
Cost of food and beverage sales exclusive of depreciation	14,480	8.7%	13,868	8.9%
Depreciation and amortization	16,446	9.9%	16,155	10.4%
Provision for doubtful accounts	(236)	(0.1)%	710	0.5%
Loss on disposals of assets	2,069	1.2%	1,219	0.8%
Equity in earnings from unconsolidated ventures	(510)	(0.3)%	(217)	(0.1)%
Selling, general and administrative (includes $592 and $0 related to equity-based compensation expense for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively)	11,496	6.9%	9,908	6.4%
Operating income	10,992	6.6%	9,224	5.9%

Interest and investment income	82	—%	75	—%
Interest expense	(15,726)	(9.5)%	(19,580)	(12.6)%
Loss from continuing operations before income taxes	(4,652)	(2.8)%	(10,281)	(6.6)%
Income tax benefit (expense)	864	0.5%	(205)	(0.1)%
Loss from continuing operations	(3,788)	(2.3)%	(10,486)	(6.8)%
Loss from discontinued clubs, net of income tax benefit of $3 and $0 for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively	—	—%	(5)	—%
NET LOSS	(3,788)	(2.3)%	(10,491)	(6.8)%
Net loss attributable to noncontrolling interests	62	—%	41	—%
Net loss attributable to ClubCorp	$(3,726)	(2.2)%	$(10,450)	(6.7)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	63,762		50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	63,762		50,570

EARNINGS PER COMMON SHARE, BASIC:
Loss from continuing operations attributable to ClubCorp	$(0.06)		$(0.21)
Loss from discontinued clubs attributable to ClubCorp	$—		$—
Net loss attributable to ClubCorp	$(0.06)		$(0.21)

EARNINGS PER COMMON SHARE, DILUTED:
Loss from continuing operations attributable to ClubCorp	$(0.06)		$(0.21)
Loss from discontinued clubs attributable to ClubCorp	$—		$—
Net loss attributable to ClubCorp	$(0.06)		$(0.21)

Comparison of the Twelve Weeks Ended March 25, 2014 and March 19, 2013

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended March 25, 2014 and March 19, 2013:

	Twelve Weeks Ended
	March 25, 2014	March 19, 2013	Change	% Change
	(dollars in thousands)
Total revenues	$165,723	$155,060	$10,663	6.9%
Club operating costs and expenses exclusive of depreciation (1)	125,230	118,771	6,459	5.4%
Depreciation and amortization	16,446	16,155	291	1.8%
Loss on disposals of assets	2,069	1,219	850	69.7%
Equity in earnings from unconsolidated ventures	(510)	(217)	(293)	(135.0)%
Selling, general and administrative	11,496	9,908	1,588	16.0%
Operating income	10,992	9,224	1,768	19.2%
Interest and investment income	82	75	7	9.3%
Interest expense	(15,726)	(19,580)	3,854	19.7%
Loss from continuing operations before income taxes	(4,652)	(10,281)	5,629	54.8%
Income tax benefit (expense)	864	(205)	1,069	521.5%
Loss from continuing operations	$(3,788)	$(10,486)	$6,698	63.9%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $165.7 million for the twelve weeks ended March 25, 2014 increased $10.7 million, or 6.9%, over the twelve weeks ended March 19, 2013, largely due to increased golf and country club revenue. Golf and country club revenue increased $8.5 million, or 7.1%, of which $4.0 million is attributable to golf and country club properties added in 2013 and 2014. The remaining $4.5 million golf and country club revenue increase is driven by increases in same store dues, food and beverage revenue and golf operations. In addition, our business, sports and alumni club segment revenue increased $0.6 million, or 1.6%, primarily due to increases in same store dues and food and beverage revenue. Revenue also increased $2.5 million due to reimbursements for certain operating costs at managed clubs. These reimbursements do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $125.2 million for the twelve weeks ended March 25, 2014 increased $6.5 million, or 5.4%, compared to the twelve weeks ended March 19, 2013. The increase is partially due to $3.4 million of club operating costs and expenses related to club properties added in 2013 and 2014 and $1.0 million of increased variable labor costs and food and beverage cost of goods sold associated with higher revenues. The remaining increase is largely related to $2.5 million in certain operating costs at managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income.

Depreciation and amortization increased $0.3 million, or 1.8% during the twelve weeks ended March 25, 2014 compared to the twelve weeks ended March 19, 2013, due to $0.8 million higher depreciation resulting from our increased fixed asset balances offset by $0.6 million lower amortization expense from intangible assets that fully amortized during the fiscal year ended December 31, 2013.

Loss on disposal of assets for the twelve weeks ended March 25, 2014 and March 19, 2013 of $2.1 million and $1.2 million, respectively, were largely comprised of losses on asset retirements during the normal course of business.

Selling, general and administrative expenses of $11.5 million for the twelve weeks ended March 25, 2014 increased $1.6 million, or 16.0%, compared to the twelve weeks ended March 19, 2013 due to the recognition of equity-based compensation expense of $0.6 million in the twelve weeks ended March 25, 2014 while none was recognized in the twelve weeks ended March 19, 2013, a $0.6 million increase in payroll expense including incremental payroll expense related to being a public-equity filer and an increase of $0.7 million in professional fees largely due to increased acquisition costs offset by savings of $0.3 million in connection with the termination of a management agreement with an affiliate of KSL during the fiscal year ended December 31, 2013.

Interest expense totaled $15.7 million and $19.6 million for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively. The $3.9 million decrease is primarily comprised of $3.4 million reduction due to lower principal balance on the Senior Notes and a $0.7 million reduction due to lower interest rates on the Secured Credit Facilities.

The effective tax rates for the twelve weeks ended March 25, 2014 and March 19, 2013 were 18.6% and (2.0)%, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying our year-to-date pre-tax income or loss by an annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss expected for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended March 25, 2014 and March 19, 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the twelve weeks ended March 25, 2014 and March 19, 2013:

	Twelve Weeks Ended
Consolidated Summary	March 25, 2014	March 19, 2013	Change	% Change
	(dollars in thousands)
Total Revenue	$165,723	$155,060	$10,663	6.9%

Adjusted EBITDA:
Golf and Country Clubs	$36,402	$32,633	$3,769	11.5%
Business, Sports and Alumni Clubs	6,436	5,712	724	12.7%
Other	(10,780)	(8,581)	(2,199)	(25.6)%
Total Adjusted EBITDA (1)	$32,058	$29,764	$2,294	7.7%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

For the twelve weeks ended March 25, 2014, Adjusted EBITDA increased $2.3 million, or 7.7%, over the twelve weeks ended March 19, 2013, due primarily to Adjusted EBITDA growth in our golf and country club segment partially offset by decreases in Other.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended March 25, 2014 and March 19, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	March 25, 2014	March 19, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$65,992	$63,013	$2,979	4.7%
Food and Beverage	23,868	22,597	1,271	5.6%
Golf Operations	23,873	23,078	795	3.4%
Other	10,027	10,562	(535)	(5.1)%
Revenue	$123,760	$119,250	$4,510	3.8%
Adjusted EBITDA	$35,733	$32,633	$3,100	9.5%
Adjusted EBITDA Margin	28.9%	27.4%	150 bps	5.5%

New or Acquired Clubs
Revenue	$4,011	$—	$4,011	NM
Adjusted EBITDA	$669	$—	$669	NM

Total Golf and Country Clubs
Revenue	$127,771	$119,250	$8,521	7.1%
Adjusted EBITDA	$36,402	$32,633	$3,769	11.5%
Adjusted EBITDA Margin	28.5%	27.4%	110 bps	4.0%

Same Store Memberships	83,616	82,756	860	1.0%
Total Memberships	86,829	82,756	4,073	4.9%
Same Store Average Membership (1)	83,527	82,738	789	1.0%
Dues per Average Same Store Membership (2)	$790	$762	$28	3.7%
Revenue per Average Same Store Membership (2)	$1,482	$1,441	$41	2.8%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenue for same store golf and country clubs increased $4.5 million, or 3.8%, for the twelve weeks ended March 25, 2014 compared to the twelve weeks ended March 19, 2013, largely due to increases in dues, food and beverage and golf operations. Dues revenue increased $3.0 million, or 4.7% due to a rate increase in dues per same store average memberships, an increase in number of memberships and greater participation in the O.N.E. offering. Food and beverage revenue increased $1.3 million, or 5.6%, primarily due to a 4.4% increase in a la carte revenue driven by a 5.5% increase in a la carte check average and an increase in private party revenue driven by increased spend in social and corporate private events. Golf operations revenue increased $0.8 million, or 3.4%, due to increases in average green fees and increased retail revenue.

Adjusted EBITDA for same store golf and country clubs increased $3.1 million, or 9.5%, for the twelve weeks ended March 25, 2014 compared to the twelve weeks ended March 19, 2013, largely due to the increase in higher margin dues revenue combined with improved margins in food and beverage and retail sales. As a result, same store Adjusted EBITDA margin for the twelve weeks ended March 25, 2014 increased 150 basis points over the twelve weeks ended March 19, 2013.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended March 25, 2014 and March 19, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	March 25, 2014	March 19, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$17,885	$17,593	$292	1.7%
Food and Beverage	18,056	17,586	470	2.7%
Other	2,498	2,669	(171)	(6.4)%
Revenue	$38,439	$37,848	$591	1.6%
Adjusted EBITDA	$6,451	$5,712	$739	12.9%
Adjusted EBITDA Margin	16.8%	15.1%	170 bps	11.3%

New or Acquired Clubs
Revenue	$2	$—	$2	NM
Adjusted EBITDA	$(15)	$—	$(15)	NM

Total Business, Sports and Alumni Clubs
Revenue	$38,441	$37,848	$593	1.6%
Adjusted EBITDA	6,436	5,712	$724	12.7%
Adjusted EBITDA Margin	16.7%	15.1%	160 bps	10.6%

Same Store Memberships	61,320	62,310	(990)	(1.6)%
Total Memberships	61,320	62,310	(990)	(1.6)%
Same Store Average Membership (1)	61,363	62,178	(815)	(1.3)%
Dues per Average Same Store Membership (2)	$291	$283	$8	2.8%
Revenue per Average Same Store Membership (2)	$626	$609	$17	2.8%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenues for same store business, sports and alumni clubs increased $0.6 million, or 1.6%, for the twelve weeks ended March 25, 2014 compared to the twelve weeks ended March 19, 2013, due to increases in food and beverage revenue and same store dues. Food and beverage revenue increased $0.5 million, or 2.7%, due to a 3.0% increase in private party revenue driven by increased spend in corporate private events and a 2.0% increase in a la carte revenue, driven by an increase in a la carte covers per same store average membership. Dues revenue increased $0.3 million, or 1.7% due to a rate increase in dues per same store average membership.

Adjusted EBITDA for same store business, sports and alumni clubs increased $0.7 million, or 12.9%, for the twelve weeks ended March 25, 2014 compared to the twelve weeks ended March 19, 2013 due to lower bad debt expense and timing of certain expenses, including marketing and advertising expenses. Same store Adjusted EBITDA margin for the twelve weeks ended March 25, 2014 increased 170 basis points compared to the twelve weeks ended March 19, 2013.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended March 25, 2014 and March 19, 2013:

	Twelve Weeks Ended
Other	March 25, 2014	March 19, 2013	Change	% Change
	(dollars in thousands)
EBITDA	$(10,780)	$(8,581)	$(2,199)	(25.6)%

Other EBITDA decreased $2.2 million, or 25.6%, for the twelve weeks ended March 25, 2014 compared to the twelve weeks ended March 19, 2013 largely due to $1.5 million lower cash distributions from our equity method investments, that are subject to timing, and a $0.5 million increase in payroll expense including incremental payroll expense related to being a public-equity filer.

Liquidity and Capital Resources

We operate through our subsidiaries and have no material assets other than the stock of our subsidiaries. Our ability to pay dividends is dependent on our receipt of dividends or other distributions from our subsidiaries, proceeds from the issuance of our securities and borrowings under the Secured Credit Facilities and other debt instruments.

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain and fund expansions, replacement projects and other capital investments at our clubs, be poised for external growth and pay dividends to our stockholders. Historically, we have financed our business through cash flows from operations and debt.

Over the next twelve months, we anticipate cash flows from operations to be our primary source of cash and believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, planned capital expenditures, debt service obligations and payment of a quarterly cash dividend on our common stock of $0.12 per share, or an indicated annual rate of $0.48 per share as permitted by the credit agreement governing the Secured Credit Facilities. The payment of such quarterly dividends will be at the discretion of our Board of Directors. We plan to use excess cash reserves, the revolving credit facility, debt proceeds, equity proceeds, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of March 25, 2014, cash and cash equivalents totaled $60.1 million and we had $107.3 million available for borrowing under the revolving credit facility for total liquidity of $167.4 million.

Cash Flows from Operating Activities

Cash flows from operations totaled $29.5 million and $23.9 million for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively. The $5.6 million increase in operating cash flows is due to $6.7 million improved earnings partially offset by $1.2 million of changes in working capital during the normal course of business.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $23.3 million and $7.1 million for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively. The increase in cash used for investing activities is largely due to a $10.9 million increase in cash used for the acquisition of clubs and a $4.6 million increase in capital spent to renovate and reinvent our existing properties.

Cash Flows used in Financing Activities

Cash flows provided by financing activities totaled $0.1 million for the twelve weeks ended March 25, 2014 while cash flows used in financing activities totaled $38.7 million for the twelve weeks ended March 19, 2013. During the twelve weeks ended March 19, 2013, we made a distribution of $35.0 million to the owners of our common stock and during the twelve weeks ended March 25, 2014, we paid a $7.6 million dividend to our common stockholders. During the twelve weeks ended March 25, 2014, we borrowed $11.2 million under our revolving credit facility in conjunction with the acquisition of Prestonwood Country Club.

Total cash and cash equivalents increased by $6.3 million for the twelve weeks ended March 25, 2014 and decreased by $21.8 million for the twelve weeks ended March 19, 2013.

Capital Spending

The nature of our business requires us to invest a significant amount of capital to maintain our existing properties. For the twelve weeks ended March 25, 2014 and March 19, 2013, we spent approximately $4.7 million and $4.3 million, respectively, in capitalized costs to maintain our existing properties. During the remainder of fiscal year 2014, we anticipate spending approximately $20.3 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also elect to spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding, including acquisitions, totaled approximately $18.6 million and $3.6 million for the twelve weeks ended March 25, 2014 and March 19, 2013, respectively. We anticipate spending approximately $31.8 million on reinvention and expansion projects during the remainder of fiscal year 2014, excluding potential future acquisitions. This amount is subject to change if additional acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of many known and unknown factors, including but not limited to those described in Item 1A. Risk Factors of our 2013 Annual Report filed with the SEC on March 21, 2014.

Subsequent to the twelve weeks ended March 25, 2014, on April 29, 2014, we acquired the Tournament Players Club (“TPC”) Piper Glen in Charlotte, North Carolina for a purchase price of $3.8 million and the TPC Michigan in Dearborn, Michigan for a purchase price of $3.0 million. We anticipate spending more than $1.0 million in reinvention project capital at each TPC property. On April 30, 2014, we finalized the lease and management rights to the Baylor Club, an alumni club located within the new Baylor University football stadium in Waco, Texas. We anticipate spending more than $2.0 million of capital to prepare the club for opening in the Fall of 2014.

Debt

Secured Credit Facilities—In 2010, Operations entered into the Secured Credit Facilities. The Secured Credit Facilities were subsequently amended in 2012, 2013 and 2014. As of April 24, 2014, the Secured Credit Facilities, as amended, are comprised of (i) a $651.1 million term loan facility, and (ii) a revolving credit facility with $118.5 million available for borrowing after deducting $18.1 million of standby letters of credit outstanding. In addition, Operations may, subject to lender participation, elect to increase the combined revolving and term loan capacity of the Secured Credit Facilities by incremental amounts of (x) $50.0 million, and, after full utilization of such $50.0 million, (y) an additional amount of incremental term or revolving commitments, so long as the Senior Secured Leverage Ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.75:1.00.

As of April 24, 2014, the interest rate on the term loan facility was the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is July 24, 2020.

As of April 24, 2014, the revolving credit facility is comprised of two tranches of revolving credit commitments. As of such date, the first tranche of revolving credit commitments (“Tranche A”) had capacity of $1.6 million, which was reduced by $1.6 million in outstanding standby letters of credit, leaving no amounts available for borrowing under Tranche A. As each outstanding standby letter of credit supported by Tranche A matures, the total Tranche A commitment is reduced to the remaining balance of outstanding standby letters of credit thereunder. Tranche A matures on November 30, 2015.

As of April 24, 2014, the second tranche of revolving credit commitments (“Tranche B”) had capacity of $135.0 million, which was reduced by $16.5 million of standby letters of credit outstanding, leaving $118.5 million available for borrowing. Tranche B matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, the Senior Secured Leverage Ratio defined in the credit agreement governing the Secured Credit Facilities as Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in “Basis of Presentation”), requires Operations to maintain a leverage ratio no greater than 5.00:1.00 for each fiscal quarter.

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

As of March 25, 2014, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. As of March 25, 2014, prior to the latest amendment entered into on April 11, 2014, the credit agreement required Operations to maintain a Senior Secured Leverage Ratio no greater than 4.00:1.00 for each fiscal quarter. The following tables present the Senior Secured Leverage Ratio on a a rolling four quarter basis through March 25, 2014:

	Four Quarters Ended
	March 25, 2014
	(dollars in thousands)
Adjusted EBITDA (1)	$179,648
Consolidated Senior Secured Debt (2)	$338,445

Senior Secured Leverage Ratio	1.88	x
_______________________

(1)	See ‘‘Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

(2)	The reconciliation of total debt to Consolidated Senior Secured Debt is as follows:

As of March 25, 2014
(dollars in thousands)
Long-term debt (net of current portion)	$648,180
Current maturities of long-term debt	11,614
Outstanding letters of credit (a)	19,550
Uncollateralized surety bonds (b)	665
Less:
Unsecured Senior Notes (c)	(269,750)
Non-Core Development Entities (d)	(11,837)
Adjustment per credit agreement (e)	(59,977)
Consolidated Senior Secured Debt	$338,445
_______________________

(a)	Represents total outstanding letters of credit.

(b)	Represents surety bonds not collateralized by letters of credit.

(c)	Represents unsecured Senior Notes excluded per the credit agreement.

(d)	Represents notes payable related to Non-Core Development Entities excluded per the credit agreement.

(e)	Represents an adjustment per the credit agreement reducing total debt by the lesser of Operations' unrestricted cash or $75.0 million.

The Senior Secured Leverage Ratio, as of March 25, 2014, adjusted for events occurring on April 11, 2014, including the incremental borrowings on the term loan facility, the redemption of the outstanding Senior Notes and repayment of outstanding balances on the revolving credit facility, would result in a ratio of 3.69:1.00, which is lower than the covenant requirement of 5.00:1.00 under the credit agreement governing the Secured Credit Facilities.

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

Subsequent to the twelve weeks ended March 25, 2014, on April 11, 2014, Operations provided notice to the trustee for the Senior Notes that they had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge of Operations' obligations under the Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million will be accounted for as loss on extinguishment of debt during the period extinguished.

The following table presents our interest expense for the twelve weeks ended March 25, 2014:

Twelve Weeks Ended
March 25, 2014
(dollars in thousands)
Interest expense related to:
Interest related to funded debt (1)	$9,852
Capital leases and other indebtedness (2)	412
Amortization and write-off of debt issuance costs	579
Notes payable related to certain Non-Core Development Entities	245
Accretion of discount on member deposits	4,638
Total Interest expense	$15,726
_______________________

(1)
Interest expense related to funded debt includes interest on the Senior Notes, the securities and borrowing under the Secured Credit Facilities, and mortgage loans with General Electric Capital Corporation, Atlantic Capital Bank and BancFirst.

(2)	Includes interest expense on capital leases and other indebtedness (which includes other mortgage loans not included in funded debt above), offset by capitalized interest.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

Subsequent to the twelve weeks ended March 25, 2014, on April 11, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance to $651.1 million. Operations used a portion of the proceeds from the incremental term loan borrowing to irrevocably deposit with the trustee an amount sufficient to pay principal, interest and a redemption premium in order to redeem the Senior Notes. Additionally, Operations used a portion of the proceeds to repay the outstanding balance on the revolving credit facility. For more information, see Notes 9 and 16 of our unaudited consolidated condensed financial statements included elsewhere herein.

The following table summarizes our total contractual obligations on our long-term debt as of April 24, 2014 and the respective payment expiration dates due in the time periods following December 31, 2013.

Contractual Obligations on Long-Term Debt

	Payments due by Period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Long-term debt (1)	$691,703	$1,023	$9,298	$29,215	$652,167
Interest on long-term debt (2) (3)	173,855	13,959	57,166	54,608	48,122
Total contractual cash obligations on long-term debt and related interest	$865,558	$14,982	$66,464	$83,823	$700,289
_______________________

(1)	Long-term debt consisted of $651.1 million under the Secured Credit Facilities and $40.6 million of other debt. No amounts were outstanding under the revolving credit facility.

(2)
Interest on long-term debt includes interest on our $651.1 million term loan facility equal to the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%. For purposes of this table, we have assumed an interest rate of 4.0% on the term loan facility for all future periods, which is the rate as of March 25, 2014. Interest on long-term debt does not include interest on notes payable related to Non-Core Development Entities. See Note 9 of our consolidated condensed financial statements included elsewhere herein. As a result of the redemption of the Senior Notes and increase of our term loan facility, our annualized interest expense will be reduced by approximately $12.8 million (excluding the impact of the redemption premium.)

(3)	A redemption premium on the Senior Notes of $27.5 million, paid to the holders of the Senior Notes subsequent to the twelve weeks ended March 25, 2014, is not included in this table.

There have been no other material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2013 Annual Report filed with the SEC on March 21, 2014. We are not aware of any off-balance sheet arrangements as of March 25, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Operations indebtedness consists of both fixed and variable rate debt facilities. As of March 25, 2014, the interest rate on Operations term loan facility was the higher of (i) 4.0% “Floor” or (ii) an elected LIBOR plus a margin of 3.0%. Therefore, the term loan facility is effectively subject to a 4.0% Floor until LIBOR exceeds 1.0%. As of April 24, 2014, the three month LIBOR was 0.23%, which is below 1.0%, such that a hypothetical 0.5% increase in LIBOR would not result in an increase in interest expense.
Foreign Currency Exchange Risk
Our investments in foreign economies include three golf properties in Mexico and two business clubs in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated condensed financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 2.0% of our consolidated revenues and expenses, respectively, for the twelve weeks ended March 25, 2014.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the twelve weeks ended March 25, 2014 totaled less than $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of Exchange Act) as of March 25, 2014. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 25, 2014.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 25, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2013 Annual Report filed with the SEC on March 21, 2014, which is accessible on the SEC's website at www.sec.gov.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

During the twelve weeks ended March 25, 2014, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Dividend Policy and Limitations

In December 2013, our Board of Directors adopted a policy to pay, subject to the satisfaction of certain conditions and the availability of funds, a regular quarterly cash dividend of $0.12 per share of common stock, or an indicated annual rate of $0.48 per share of common stock. In connection with such dividend policy, during the fiscal year ended December 31, 2013, on December 10, 2013, we declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to the owners of our common stock. This dividend was paid on January 15, 2014, subsequent to our fiscal year end. During the twelve weeks ended March 25, 2014, we declared a cash dividend of $7.7 million to the owners of our common stock.

Our ability to pay dividends depends in part on our receipt of cash distributions from our operating subsidiaries, which may be restricted from distributing us cash as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, the ability of our subsidiaries to distribute cash to us is limited by covenants in the credit agreement governing the Secured Credit Facilities. The payment of such quarterly dividends and any future dividends will be at the discretion of our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or its affiliates or are included as exhibits in this Form 10-Q.

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
4.3
First Supplemental Indenture, dated as of September 22, 2011, among ClubCorp CGCC, Inc., ClubCorp Hartefeld, Inc., ClubCorp Ridge Club, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on September 23, 2011)

4.4
Second Supplemental Indenture, dated as of January 5, 2012, among CCFL, Inc., CCCA, Inc. and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 9, 2012)

4.5
Third Supplemental Indenture, dated as of January 16, 2013, among ClubCorp NV I, LLC, a Nevada limited liability company; ClubCorp NV II, LLC, a Nevada limited liability company; ClubCorp NV III, LLC, a Nevada limited liability company; ClubCorp NV IV, LLC, a Nevada limited liability company; and ClubCorp NV V, LLC, a Nevada limited liability company and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

4.6
Fourth Supplemental Indenture, dated as of March 21, 2014, among ClubCorp NV VI, LLC, a Nevada limited liability company; ClubCorp NV VII, LLC, a Nevada limited liability company; ClubCorp NV VIII, LLC, a Nevada limited liability company; ClubCorp NV IX, LLC, a Nevada limited liability company; and ClubCorp NV X, LLC, a Nevada limited liability company, which are subsidiaries of ClubCorp Club Operations, Inc., a Delaware corporation, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee (Incorporated by reference to Exhibit 4.6 on Form 10-K filed by ClubCorp Holdings, Inc. on March 21, 2014)

11	Statement of Computation of Per Share Earnings (Included in Part I, Item 1: “Financial Information” of this Quarterly Report on Form 10-Q)
10.1
Amendment No. 5, dated as of April 7, 2014, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on April 11, 2014)

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
101
The following information from the Company's Annual Report on Form 10-Q for the quarter ended March 25, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations and comprehensive loss for the twelve weeks ended March 25, 2014 and March 19, 2013; (ii) Consolidated condensed balance sheets as of March 25, 2014 and December 31, 2013; (iii) Consolidated condensed statements of cash flows for the twelve weeks ended March 25, 2014 and March 19, 2013; (iv) Consolidated condensed statements of changes in equity for the twelve weeks ended March 25, 2014 and March 19, 2013 and (v) Notes to the consolidated condensed financial statements.**

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

Date:	April 30, 2014	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)