Form 10-Q
period 2014-06-17
ClubCorp Holdings, Inc.
filed 2014-07-24
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 17, 2014.

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

As of July 21, 2014, the registrant had 64,428,380 shares of common stock outstanding, with a par value of $0.01.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

For the Twelve and Twenty-Four Weeks Ended June 17, 2014 and June 11, 2013

(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2014	June 11, 2013	June 17, 2014	June 11, 2013
REVENUES:
Club operations	$146,253	$136,871	$269,070	$251,209
Food and beverage	64,055	57,890	106,361	97,806
Other revenues	1,110	858	1,710	1,664
Total revenues	211,418	195,619	377,141	350,679

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	133,444	122,664	244,430	226,857
Cost of food and beverage sales exclusive of depreciation	20,458	18,126	34,938	31,994
Depreciation and amortization	16,799	16,312	33,245	32,467
Provision for doubtful accounts	382	192	146	902
Loss on disposals of assets	2,534	2,412	4,603	3,631
Impairment of assets	895	1,881	895	1,881
Equity in earnings from unconsolidated ventures	(323)	(325)	(833)	(542)
Selling, general and administrative	15,688	10,589	27,184	20,497
OPERATING INCOME	21,541	23,768	32,533	32,992

Interest and investment income	87	69	169	144
Interest expense	(15,572)	(19,567)	(31,298)	(39,147)
Loss on extinguishment of debt	(31,498)	—	(31,498)	—
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,442)	4,270	(30,094)	(6,011)
INCOME TAX BENEFIT	7,966	2,848	8,830	2,643
(LOSS) INCOME FROM CONTINUING OPERATIONS	(17,476)	7,118	(21,264)	(3,368)
(Loss) income from discontinued clubs, net of income tax (expense) benefit of ($2) and $4 for the twelve weeks ended June 17, 2014 and June 11, 2013, respectively, and $1 and $4 for the twenty-four weeks ended June 17, 2014 and June 11, 2013, respectively	(1)	4	(1)	(1)
NET (LOSS) INCOME	(17,477)	7,122	(21,265)	(3,369)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(136)	(43)	(74)	(2)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(17,613)	$7,079	$(21,339)	$(3,371)

NET (LOSS) INCOME	$(17,477)	$7,122	$(21,265)	$(3,369)
Foreign currency translation, net of tax	466	(640)	147	442
OTHER COMPREHENSIVE INCOME (LOSS)	466	(640)	147	442
COMPREHENSIVE (LOSS) INCOME	(17,011)	6,482	(21,118)	(2,927)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(136)	(43)	(74)	(2)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(17,147)	$6,439	$(21,192)	$(2,929)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	63,964	50,570	63,863	50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	63,964	50,570	63,863	50,570

EARNINGS PER COMMON SHARE, BASIC:
(Loss) income from continuing operations attributable to ClubCorp	$(0.28)	$0.14	$(0.33)	$(0.07)
(Loss) income from discontinued clubs attributable to ClubCorp	$—	$—	$—	$—
Net (loss) income attributable to ClubCorp	$(0.28)	$0.14	$(0.33)	$(0.07)

EARNINGS PER COMMON SHARE, DILUTED:
(Loss) income from continuing operations attributable to ClubCorp	$(0.28)	$0.14	$(0.33)	$(0.07)
(Loss) income from discontinued clubs attributable to ClubCorp	$—	$—	$—	$—
Net (loss) income attributable to ClubCorp	$(0.28)	$0.14	$(0.33)	$(0.07)

Cash distributions declared per common share	$—	$—	$0.12	$0.69

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of June 17, 2014 and December 31, 2013

(In thousands of dollars, except share and per share amounts)

	June 17, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,915	$53,781
Receivables, net of allowances of $3,152 and $3,666 at June 17, 2014 and December 31, 2013, respectively	70,382	83,161
Inventories	19,143	15,819
Prepaids and other assets	16,547	13,339
Deferred tax assets, net	10,403	10,403
Total current assets	195,390	176,503
Investments	6,992	8,032
Property and equipment, net (includes $9,285 and $9,347 related to VIEs at June 17, 2014 and December 31, 2013, respectively)	1,260,746	1,234,903
Notes receivable, net of allowances of $646 and $724 at June 17, 2014 and December 31, 2013, respectively	5,057	4,756
Goodwill	258,459	258,459
Intangibles, net	27,017	27,234
Other assets	24,334	26,330
TOTAL ASSETS	$1,777,995	$1,736,217

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,308	$11,567
Membership initiation deposits - current portion	124,929	112,212
Accounts payable	29,493	26,764
Accrued expenses	30,032	36,772
Accrued taxes	18,385	20,455
Other liabilities	67,905	79,300
Total current liabilities	283,052	287,070
Long-term debt (includes $13,286 and $13,157 related to VIEs at June 17, 2014 and December 31, 2013, respectively)	716,779	638,112
Membership initiation deposits	202,900	204,152
Deferred tax liability, net	201,374	210,989
Other liabilities (includes $21,714 and $21,233 related to VIEs at June 17, 2014 and December 31, 2013, respectively)	162,696	157,944
Total liabilities	1,566,801	1,498,267
Commitments and contingencies (See Note 13)

EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 64,428,380 and 63,789,730 issued and outstanding at June 17, 2014 and December 31, 2013, respectively	644	638
Additional paid-in capital	314,630	320,274
Accumulated other comprehensive loss	(923)	(1,070)
Retained deficit	(114,008)	(92,669)
Total stockholders’ equity	200,343	227,173
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,851	10,777
Total equity	211,194	237,950
TOTAL LIABILITIES AND EQUITY	$1,777,995	$1,736,217

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twenty-Four Weeks Ended June 17, 2014 and June 11, 2013

(In thousands of dollars)

	Twenty-Four Weeks Ended
	June 17, 2014	June 11, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,265)	$(3,369)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	33,029	31,149
Amortization	216	1,318
Asset impairments	895	1,881
Bad debt expense	142	909
Equity in earnings from unconsolidated ventures	(833)	(542)
Distribution from investment in unconsolidated ventures	1,844	1,545
Loss on disposals of assets	4,653	3,627
Amortization and write-off of debt issuance costs and amortization of term loan discount	5,189	1,053
Accretion of discount on member deposits	9,377	9,328
Amortization of above and below market rent intangibles	(140)	95
Equity-based compensation	2,088	—
Redemption premium payment included in loss on extinguishment of debt	27,452	—
Net change in deferred tax assets and liabilities	(11,105)	2,069
Net change in prepaid expenses and other assets	(6,573)	(5,804)
Net change in receivables and membership notes	15,781	(21,746)
Net change in accounts payable and accrued liabilities	(4,600)	(4,537)
Net change in other current liabilities	(7,529)	17,618
Net change in other long-term liabilities	2,260	3,131
Net cash provided by operating activities	50,881	37,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,459)	(21,321)
Acquisitions of clubs	(17,187)	(5,228)
Proceeds from dispositions	248	43
Net change in restricted cash and capital reserve funds	(337)	(96)
Return of capital in equity investments	29	54
Net cash used in investing activities	(52,706)	(26,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(275,566)	(18,207)
Proceeds from new debt borrowings, net of loan discount	348,250	713
Repayments of revolving credit facility borrowings	(11,200)	—
Proceeds from revolving credit facility borrowings	11,200	—
Redemption premium payment	(27,452)	—
Debt issuance and modification costs	(2,638)	(13)
Distribution to owners	(15,302)	(35,000)
Proceeds from new membership initiation deposits	451	494
Repayments of membership initiation deposits	(803)	(659)
Net cash provided by (used in) financing activities	26,940	(52,672)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	19	39
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,134	(41,456)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	53,781	81,965
CASH AND CASH EQUIVALENTS - END OF PERIOD	$78,915	$40,509
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,716	$28,604
Cash paid for income taxes	$2,650	$1,675

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twenty-Four Weeks Ended June 17, 2014 and June 11, 2013

(In thousands of dollars, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 25, 2012	50,569,730	$506	$184,460	$(672)	$(51,777)	$10,565	$143,082
Distributions to owners	—	—	(35,000)	—	—	—	(35,000)
Net (loss) income	—	—	—	—	(3,371)	2	(3,369)
Other comprehensive income	—	—	—	442	—	—	442
BALANCE - June 11, 2013	50,569,730	$506	$149,460	$(230)	$(55,148)	$10,567	$105,155

BALANCE - December 31, 2013	63,789,730	$638	$320,274	$(1,070)	$(92,669)	$10,777	$237,950
Issuance of shares related to equity-based compensation	638,650	6	(6)	—	—	—	—
Distributions to owners declared	—	—	(7,726)	—	—	—	(7,726)
Equity-based compensation expense	—	—	2,088	—	—	—	2,088
Net (loss) income	—	—	—	—	(21,339)	74	(21,265)
Other comprehensive income	—	—	—	147	—	—	147
BALANCE - June 17, 2014	64,428,380	$644	$314,630	$(923)	$(114,008)	$10,851	$211,194

See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, unless otherwise indicated)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations”, together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs. On September 25, 2013, Holdings completed an initial public offering (our “IPO”). As of June 17, 2014, the majority of Holdings' common stock is owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. ClubCorp, together with its subsidiaries, may be referred to as “we”, “us”, “our” or the “Company”.

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

Membership initiation fees and deposits recognized within club operations revenue on the consolidated condensed statements of operations were $3.0 million and $6.1 million for the twelve and twenty-four weeks ended June 17, 2014, respectively, and $4.1 million and $8.0 million for the twelve and twenty-four weeks ended June 11, 2013, respectively.

Foreign Currency—The functional currency of our entities located outside the United States of America is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately, net of tax of $0.0 million for all periods presented, as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the twelve and twenty-four weeks ended June 17, 2014 or June 11, 2013. Realized foreign currency transaction gains and losses are reflected in the consolidated condensed statements of operations and comprehensive loss in club operating costs.

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

Equity-Based Awards—We measure the cost of employee services rendered in exchange for equity-based compensation based upon the grant date fair market value. The value is recognized over the requisite service period, which is generally the vesting period. The following table shows total equity-based compensation expense included in the consolidated condensed statements of operations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2014	June 11, 2013	June 17, 2014	June 11, 2013
Club operating costs exclusive of depreciation	$557	$—	$797	$—
Selling, general and administrative	699	—	1,291	—
Pre-tax equity-based compensation expense	1,256	—	2,088	—
Less: benefit for income taxes	(115)	—	(364)	—
Equity-based compensation expense, net of tax	$1,141	$—	$1,724	$—

As of June 17, 2014, there was approximately $4.8 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The ClubCorp Holdings, Inc. 2012 Stock Award Plan, which was amended and restated as of August 14, 2013 (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Stock Plan. As of June 17, 2014, approximately 3.0 million shares of common stock were available for future issuance under the Stock Plan.
On April 1, 2012, Holdings granted RSUs to certain executives under the Stock Plan. The RSUs vest based on satisfaction of both a time condition subject to the holders' continued employment and a liquidity condition. The time condition is satisfied with respect to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock Plan) or after a period of time following the effective date of an initial public offering by us. On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into 211,596 shares of our common stock. The remaining RSUs convert into shares of our common stock upon satisfaction of the remaining time vesting requirements. During the twelve weeks ended June 17, 2014, 211,579 of these RSUs vested and were converted into shares of our common stock. As of June 17, 2014, 190,788 RSUs remain outstanding.

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

Prior to our IPO, unit awards were issued under a Management Profits Interest Program (“MPI”) which constituted grants of time-vesting non-voting profits interests in Fillmore. These awards entitled MPI participants to participate in the appreciation of the value of Fillmore above an applicable threshold and thereby share in its future profits. In connection with the consummation of our IPO, the MPI participants surrendered all unit awards then held by them in exchange for an aggregate of 2,251,027 shares of Holdings' common stock previously held by Fillmore, 196,267 of which remain subject to time vesting requirements as of June 17, 2014.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Our adoption of ASU 2013-11 at the beginning of fiscal year 2014 did not materially impact on our consolidated condensed financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-9 (“ASU 2014-9”), Revenue from Contracts with Customers. ASU 2014-9 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the impact that our adoption of ASU 2014-9 will have on our consolidated financial position or results of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $1.0 million collateralized by assets of the entity totaling $4.2 million as of June 17, 2014. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of June 17, 2014 total $3.5 million compared to recorded assets of $6.7 million.

The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities.
The following summarizes the carrying amount and classification of the VIEs' assets and liabilities in the consolidated condensed balance sheets as of June 17, 2014 and December 31, 2013, net of intercompany amounts:

	June 17, 2014	December 31, 2013
Current assets	$1,616	$1,407
Fixed assets, net	9,285	9,347
Other assets	847	850
Total assets	$11,748	$11,604

Current liabilities	$1,774	$1,644
Long-term debt	13,286	13,157
Other long-term liabilities	20,412	20,060
Noncontrolling interest	5,776	5,955
Company capital	(29,500)	(29,212)
Total liabilities and equity	$11,748	$11,604

Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.7 million and $11.6 million at June 17, 2014 and December 31, 2013, respectively.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.3 million and $1.4 million at June 17, 2014 and December 31, 2013, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations.

Additionally, we have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $5.2 million and $6.2 million at June 17, 2014 and December 31, 2013, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $2.0 million during the twelve and twenty-four weeks ended June 17, 2014 and $2.1 million during the twelve and twenty-four weeks ended June 11, 2013. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture's financial statements at the time of the acquisition of CCI by affiliates of KSL was allocated to intangible assets of the joint venture and is being amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $5.1 million and $6.0 million at June 17, 2014 and December 31, 2013, respectively.

Our equity in net income from the investment described in the preceding paragraph is shown below:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2014	June 11, 2013	June 17, 2014	June 11, 2013
ClubCorp's equity in net income, excluding amortization	$791	$782	$1,800	$1,487
Amortization	(464)	(464)	(927)	(927)
ClubCorp's equity in net income	$327	$318	$873	$560

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of June 17, 2014 and December 31, 2013:

	June 17, 2014		December 31, 2013
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$649,401	$648,664	$570,856	$601,775
Level 3	52,182	42,680	53,132	43,971
Total	$701,583	$691,344	$623,988	$645,746
______________________

(1)	The recorded value for Level 2 Debt is presented net of the $1.7 million discount as of June 17, 2014 on the Secured Credit Facilities, as defined in Note 9.

     All debt obligations are considered Level 3 except for the Secured Credit Facilities, as defined in Note 9, which are considered Level 2. We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: 1) the determination that certain other debt obligations are similar, 2) nonperformance risk, and 3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

Derivative Financial Instruments—Derivative financial instruments, which consist of interest rate cap agreements, are measured at fair value on a recurring basis. The impact of these interest rate caps is not material to our consolidated condensed financial statements.

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of June 17, 2014 and December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Our assets and liabilities measured at fair value on a non-recurring basis include equity method investments, property and equipment, goodwill, trade names, liquor licenses, and business combinations. Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The key assumptions used in determining these values are considered Level 3 measurements. See Note 11.

Property and Equipment—We recognized impairment losses to property and equipment of $0.9 million during the twelve and twenty-four weeks ended June 17, 2014, to adjust the carrying amount of certain property and equipment to its fair value of $0.2 million and impairment losses of $1.9 million during the twelve and twenty-four weeks ended June 11, 2013, to adjust the carrying amount of certain property and equipment to its fair value of $0.3 million due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. The valuation method used to determine fair value was based on an analysis of discounted future cash flows using a risk-adjusted discount rate (‘‘Income Approach’’), and based on cost adjusted for economic obsolescence (‘‘Cost Approach’’). The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at June 17, 2014 and December 31, 2013:

	June 17, 2014	December 31, 2013
Land and non-depreciable land improvements	$535,388	$530,212
Depreciable land improvements	352,069	339,806
Buildings and recreational facilities	427,369	416,259
Machinery and equipment	191,083	181,619
Leasehold improvements	98,344	95,901
Furniture and fixtures	77,342	72,687
Construction in progress	9,499	3,513
	1,691,094	1,639,997
Accumulated depreciation	(430,348)	(405,094)
Total	$1,260,746	$1,234,903

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We recognized impairment losses to property and equipment of $0.9 million during the twelve and twenty-four weeks ended June 17, 2014, to adjust the carrying amount of certain property and equipment to its fair value of $0.2 million and impairment losses of $1.9 million during the twelve and twenty-four weeks ended June 11, 2013, to adjust the carrying amount of certain property and equipment to its fair value of $0.3 million due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at June 17, 2014 and December 31, 2013:

		June 17, 2014			December 31, 2013
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,850		$24,850	$24,850		$24,850
Liquor Licenses		2,023		2,023	2,023		2,023
Intangible assets with finite lives:
Member Relationships	7 years	2,800	(2,731)	69	2,800	(2,547)	253
Management Contracts	9 years	598	(523)	75	598	(490)	108
Total		$30,271	$(3,254)	$27,017	$30,271	$(3,037)	$27,234

Goodwill		$258,459		$258,459	$258,459		$258,459

Intangible Assets—Intangible assets include trade names, liquor licenses and member relationships. Intangible asset amortization expense was $0.1 million and $0.2 million for the twelve and twenty-four weeks ended June 17, 2014, respectively, and $0.7 million and $1.3 million for the twelve and twenty-four weeks ended June 11, 2013, respectively. The future amortization expense related to intangible assets with finite lives will be immaterial.

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 31, 2013	$113,108	$145,351	$258,459
June 17, 2014	$113,108	$145,351	$258,459

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at June 17, 2014 and December 31, 2013:

	June 17, 2014	December 31, 2013
Accrued compensation	$20,501	$27,933
Accrued interest	3,945	2,373
Other accrued expenses	5,586	6,466
Total accrued expenses	$30,032	$36,772

Taxes payable other than federal income taxes	$18,385	$20,000
Federal income taxes payable	—	455
Total accrued taxes	$18,385	$20,455

Advance deposits from members	$22,639	$17,305
Unearned dues	23,359	32,438
Deferred membership revenues	10,947	10,883
Insurance reserves	8,175	8,175
Distributions to owners declared, but unpaid	82	7,654
Other current liabilities	2,703	2,845
Total other current liabilities	$67,905	$79,300

Other long-term liabilities consist of the following at June 17, 2014 and December 31, 2013:

	June 17, 2014	December 31, 2013
Uncertain tax positions	$58,177	$56,105
Deferred membership revenues	42,820	42,773
Casualty insurance loss reserves - long term portion	12,158	11,255
Above market lease intangibles	1,069	1,347
Deferred rent	24,472	22,716
Accrued interest on notes payable related to Non-Core Development Entities	21,601	21,111
Other	2,399	2,637
Total other long-term liabilities	$162,696	$157,944

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the secured credit facilities (the “Secured Credit Facilities”). The Secured Credit Facilities were subsequently amended in 2012, 2013 and 2014. As amended through June 17, 2014, the Secured Credit Facilities were comprised of (i) a $651.1 million term loan facility, and (ii) a revolving credit facility with $111.3 million available for borrowing as of June 17, 2014, after deducting $23.7 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities included an accordion feature which provided, subject to lender participation, for increases in the combined revolving and term loan capacity of the Secured Credit Facilities by incremental amounts of (x) $50.0 million, and, after full utilization of such $50.0 million, (y) an additional amount of incremental term or revolving commitments, so long as the Senior Secured Leverage Ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.75:1.00.

As of June 17, 2014, the interest rate on the term loan facility was the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is July 24, 2020.

As of June 17, 2014, the revolving credit facility had capacity of $135.0 million, which was reduced by $23.7 million of standby letters of credit outstanding, leaving $111.3 million available for borrowing. All remaining revolving credit commitments are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

The credit agreement, as amended through June 17, 2014, contains a senior secured leverage ratio covenant. The Senior Secured Leverage Ratio, defined in the credit agreement as Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (Adjusted EBITDA), requires Operations and its restricted subsidiaries to maintain a leverage ratio of no greater than 5.00:1.00 as of the end of each fiscal quarter. As of June 17, 2014, Operations' leverage ratio was 3.66:1.00.

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

On August 30, 2013, Operations entered into a third amendment to the credit agreement governing the Secured Credit Facilities, effective on September 30, 2013, to conditionally secure the $135.0 million incremental revolving credit commitments, which mature on September 30, 2018. Borrowings under such facility bear interest at a rate of LIBOR plus a margin of 3.0% per annum.

On February 21, 2014, Operations entered into a fourth amendment to the credit agreement governing the Secured Credit Facilities which made only administrative changes to such credit agreement.

On April 11, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities to (1) provide an aggregate of $350.0 million, before a discount of $1.8 million, of additional senior secured term loans under the existing term loan facility, (2) ease the Senior Secured Leverage Ratio as it relates to (a) payments of excess cash flow and (b) the financial covenant relating to the revolving credit commitments under the credit agreement, (3) modify the accordion feature under the credit agreement to be calculated as (x) $50.0 million, plus (y) after the full utilization of the amount available under clause (x), an additional amount of incremental term or revolving commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00, and (4) make other administrative changes to the credit agreement. The Senior Secured Leverage Ratio, as amended, requires Operations and its restricted subsidiaries to maintain a Senior Secured Leverage Ratio of no greater than 5.00:1.00. The additional borrowings under the term loan facility will bear interest at the same rate as the existing term loans, which is the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%. The incremental term loan continues to mature on July 24, 2020.

Operations incurred debt issuance costs in conjunction with the issuance of the Secured Credit Facilities of $6.8 million. These have been capitalized and are being amortized over the term of the loan. Operations incurred additional debt issuance costs of $0.8 million in conjunction with the amendment entered into on November 16, 2012, $4.4 million in conjunction with the second amendment entered into on July 24, 2013 and $3.4 million in conjunction with the third amendment entered into on August 30, 2013. These have also been capitalized and are being amortized over the remaining term of the loan. In conjunction with the fifth amendment entered into on April 11, 2014, Operations incurred $4.5 million in debt issuance costs; $2.7 million of these costs have been capitalized and are being amortized over the remaining term of the loan, while $1.8 million was expensed in the twelve weeks ended June 17, 2014.

Senior Notes

On November 30, 2010, Operations issued $415.0 million in senior unsecured notes (the “Senior Notes”) with registration rights, bearing interest at 10.0% and maturing December 1, 2018. On October 28, 2013, Operations repaid $145.3 million in aggregate principal of Senior Notes at a redemption price of 110.00%, plus accrued and unpaid interest thereon. The redemption premium of $14.5 million and proportional write-off of unamortized debt issuance costs of $2.3 million was accounted for as a loss on extinguishment of debt during the fiscal year ended December 31, 2013.

On April 11, 2014, Operations provided notice to the trustee for the Senior Notes that Operations had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million was accounted for as loss on extinguishment of debt during the twelve and twenty-four weeks ended June 17, 2014.

Mortgage Loans

General Electric Capital Corporation (“GECC”)—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, we amended the loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of June 17, 2014, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

BancFirst—In May 2013, in connection with the acquisition of Oak Tree Country Club, we assumed a mortgage loan with BancFirst for $5.0 million with an original maturity of October 2014 and two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. As of June 17, 2014, we expect to meet the required conditions and currently intend to extend the loan with BancFirst to October 2016.

Long-term borrowings and lease commitments of the Company as of June 17, 2014 and December 31, 2013, are summarized below:

	June 17, 2014		December 31, 2013
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Notes	$—	—%	$269,750	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	651,106	4.00%	301,106	4.00%	Greater of (i) 4.0% or (ii) an elected LIBOR + 3.0%	2020
Revolving Credit Borrowings - ($135,000 capacity) (1)	—	3.23%	—	3.25%	LIBOR plus a margin of 3.0%	2018
Mortgage Loans
General Electric Capital Corporation	30,052	6.00%	30,313	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Atlantic Capital Bank	3,413	4.50%	3,493	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
BancFirst	4,458	4.50%	4,652	4.50%	Greater of (i) 4.5% or prime rate	2016
Other indebtedness	2,422	4.75% - 6.00%	2,837	4.75% - 8.00%	Fixed	Various

	703,288		623,988
Capital leases	27,504		25,691
	730,792		649,679
Less current portion	(12,308)		(11,567)
Less discount on the Secured Credit Facilities' Term Loan	(1,705)		—
	$716,779		$638,112
______________________

(1)
As of June 17, 2014, the revolving credit facility had capacity of $135.0 million, which was reduced by $23.7 million of standby letters of credit outstanding, leaving $111.3 million available for borrowing.

(2)	Notes payable related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2013 and thereafter is as follows. This table reflects the contractual maturity dates as of June 17, 2014.

Year	Debt	Capital Leases	Total
Remainder of 2014	$764	$5,998	$6,762
2015	4,730	9,863	14,593
2016	4,568	6,568	11,136
2017	28,885	3,805	32,690
2018	330	1,139	1,469
Thereafter	664,011	131	664,142
Total	$703,288	$27,504	$730,792

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

Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve and twenty-four weeks ended June 17, 2014 was 31.3% and 29.3%, respectively, compared to (66.8)% and 44.0%, for the twelve and twenty-four weeks ended June 11, 2013. respectively. For the twelve and twenty-four weeks ended June 17, 2014 and June 11, 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our annualized effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

We are currently undergoing an Internal Revenue Service (“IRS”) audit of certain components of the tax return for the year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts recognized in connection with the ClubCorp Formation.

As of June 17, 2014 and December 31, 2013, we have recorded $58.2 million and $56.1 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, which are included in other liabilities in the consolidated condensed balance sheets.

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

In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years and have received notification of assessments by the Mexican taxing authorities. The Company has taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels and one of the assessments has been set aside by the Mexican taxing authorities. The Company expects to file litigation on another assessment issued for the 2008 tax year in the amount of $3.0 million, plus penalties and interest, and the Company has not recorded a liability related to this uncertain tax position as we believe it is more likely than not that we will prevail based on the merits of our position. In addition, subsequent to June 17, 2014, an additional Mexican subsidiary under audit received a notice of assessment for the 2009 tax year in the amount of $6.0 million, plus penalties and interest. The Company similarly intends to respond to and vigorously challenge this assessment through the appropriate Mexican administrative and/or judicial channels and, as of June 17, 2014, the Company has not recorded a liability related to this uncertain tax position. The Company will continue to evaluate the relevant tax issues related to these assessments during the third quarter of 2014.

It is likely that within the next 12 months our unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of the above examinations. We believe we are adequately reserved for our uncertain tax positions as of June 17, 2014.

11. NEW AND ACQUIRED CLUBS

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated condensed statements of operations since their date of acquisition.

Baylor Club—On April 30, 2014, we finalized the lease and management rights to the Baylor Club, an alumni club under development within the new Baylor University football stadium in Waco, Texas.

TPC Piper Glen—On April 29, 2014, we acquired Tournament Players Club (“TPC”) Piper Glen, a private golf club in Charlotte, North Carolina with a purchase price of $3.8 million for net cash consideration of $3.7 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

Land, depreciable land improvements, and property and equipment	$3,833
Receivables and inventory	210
Other current liabilities and accrued taxes	(115)
Long-term debt and other liabilities	(197)
Total	$3,731

TPC Michigan—On April 29, 2014, we acquired TPC Michigan, a semi-private golf club in Dearborn, Michigan with a purchase price of $3.0 million for net cash consideration of $2.6 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

Land, depreciable land improvements, and property and equipment	$3,643
Receivables, inventory and prepaid assets	235
Other current liabilities and accrued expenses	(624)
Long-term debt	(157)
Deferred tax liability	(175)
Membership initiation deposits	(370)
Total	$2,552

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

Land, depreciable land improvements, and property and equipment	$14,742
Inventory and prepaid assets	97
Other current liabilities and accrued taxes	(362)
Long-term debt	(280)
Deferred tax liability	(1,300)
Membership initiation deposits and other liabilities	(1,994)
Total	$10,903
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

Revenues and operating income associated with the clubs acquired were not material for the twelve and twenty-four weeks ended June 17, 2014 and June 11, 2013. The pro forma information related to these acquisitions is not material to our historical results of operations.

12. SEGMENT INFORMATION

We currently have two reportable segments: (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information, including Adjusted EBITDA, our financial measure of segment profit and loss, is reviewed regularly by our chief operating decision maker to evaluate performance and allocate resources. Our chief operating decision maker is our Chief Executive Officer. We also use Adjusted EBITDA, on a consolidated basis, to assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. We believe that the presentation of Adjusted EBITDA, on a consolidated basis, is appropriate as it provides additional information to investors about our compliance with certain financial covenants and investors and lenders have historically used EBITDA-related measures.

We began managing the business using Adjusted EBITDA, which is the earnings measure historically disclosed on a consolidated basis, as our measure of segment profit and loss at the beginning of fiscal year 2014. Prior to this change, we utilized Segment EBITDA (“Segment EBITDA”) as our measure of segment profit and loss, but we also presented Adjusted EBITDA on a consolidated basis, as certain financial covenants in the credit agreement governing the Secured Credit Facilities utilize this measure of Adjusted EBITDA. These two measurements have not produced materially different results. This change results in alignment of our internal measure of segment profit and loss with the measure used to evaluate our performance on a consolidated basis and the financial covenants under the Credit Agreement, and it reduces the number of non-GAAP measurements we report, thus simplifying our financial reporting. The manner in which we calculate Adjusted EBITDA has not changed. For comparability purposes, amounts for the twelve and twenty-four weeks ended June 11, 2013 have been recast.

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial covenants which require the Company to maintain specified financial ratios in reference to Adjusted EBITDA.

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

We also disclose other (“Other”), which consists of other business activities including ancillary revenues related to alliance arrangements, a portion of the revenue associated with upgrade offerings, reimbursements for certain costs of operations at managed clubs, corporate overhead expenses and shared services. Other also includes corporate assets such as cash, goodwill, intangible assets, and loan origination fees.

The table below shows summarized financial information by segment for continuing operations for the twelve and twenty-four weeks ended June 17, 2014 and June 11, 2013:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2014	June 11, 2013	June 17, 2014	June 11, 2013
Golf and Country Clubs
Revenues	$167,270	$152,099	$295,041	$271,349
Adjusted EBITDA	49,931	46,834	86,333	79,467

Business, Sports and Alumni Clubs
Revenues	$42,665	$41,648	$81,106	$79,496
Adjusted EBITDA	8,225	8,425	14,661	14,137

Other
Revenues	$3,948	$3,642	$5,952	$3,574
Adjusted EBITDA	(8,294)	(9,402)	(19,074)	(17,983)

Elimination of intersegment revenues and segment reporting adjustments	$(2,465)	$(1,770)	$(4,958)	$(3,740)

Total
Revenues	$211,418	$195,619	$377,141	$350,679
Adjusted EBITDA	49,862	45,857	81,920	75,621

	As of
Total Assets	June 17, 2014	December 31, 2013
Golf and Country Clubs	1,283,738	1,254,988
Business, Sports and Alumni Clubs	86,372	90,078
Other	407,885	391,151
Consolidated	$1,777,995	$1,736,217

The table below provides a reconciliation of our net loss to Adjusted EBITDA for the twelve and twenty-four weeks ended June 17, 2014 and June 11, 2013:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17, 2014	June 11, 2013	June 17, 2014	June 11, 2013
Net (loss) income	$(17,477)	$7,122	$(21,265)	$(3,369)
Interest expense	15,572	19,567	31,298	39,147
Income tax benefit	(7,966)	(2,848)	(8,830)	(2,643)
Interest and investment income	(87)	(69)	(169)	(144)
Depreciation and amortization	16,799	16,312	33,245	32,467
EBITDA	$6,841	$40,084	$34,279	$65,458
Impairments, disposition of assets and (loss) income from discontinued operations (1)	3,430	4,289	5,499	5,513
Loss on extinguishment of debt (2)	31,498	—	31,498	—
Non-cash adjustments (3)	463	843	925	1,653
Other adjustments (4)	5,362	253	5,558	2,018
Equity-based compensation expense (5)	1,256	—	2,088	—
Acquisition adjustment (6)	1,012	388	2,073	979
Adjusted EBITDA	$49,862	$45,857	$81,920	$75,621
______________________

(1)	Includes non-cash impairment charges related to property and equipment, loss on disposals of assets and net loss or income from discontinued clubs.

(2)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(3)
Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL and expense recognized for our long-term incentive plan related to fiscal years 2011 through 2013.

(4)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less earnings of said investments, income or loss attributable to non-controlling equity interests of continuing operations, franchise taxes, adjustments to accruals for unclaimed property settlements, acquisition costs, debt amendment costs, equity offering costs, other charges incurred in connection with the ClubCorp Formation and management fees, termination fee and expenses paid to an affiliate of KSL.

(5)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(6)
Represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006.

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
13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of June 17, 2014, we had capital commitments of $16.2 million at certain of our clubs.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

We are currently undergoing an IRS audit of certain components of the tax return for the year ended December 28, 2010, which includes the consummation of the ClubCorp Formation. It is likely that within the next 12 months our unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. taxing authorities. Should the estimates and judgments used in the ClubCorp Formation prove to be inaccurate, our financial results could be materially affected. See Note 10.

We also have tax audits of certain foreign subsidiaries in progress for which we have received notification of assessments. The Company has taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and/or judicial channels. It is likely that within the next 12 months our unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the Mexican taxing authorities. Should the estimates and judgments used prove to be inaccurate, our financial results could be materially affected. See Note 10.

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and we have estimated and recorded an immaterial amount within accrued expenses on the consolidated condensed balance sheet as of June 17, 2014.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At June 17, 2014, we have an immaterial amount recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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
Presented below is basic and diluted EPS for the twelve and twenty-four weeks ended June 17, 2014 and June 11, 2013 (in thousands, except per share amounts):

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 17, 2014		June 11, 2013		June 17, 2014		June 11, 2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
(Loss) income from continuing operations attributable to ClubCorp	$(17,612)	$(17,612)	$7,075	$7,075	$(21,338)	$(21,338)	$(3,370)	$(3,370)
Weighted-average shares outstanding	63,964	63,964	50,570	50,570	63,863	63,863	50,570	50,570
Effect of dilutive equity-based awards	—	—	—	—	—	—	—	—
Total Shares	63,964	63,964	50,570	50,570	63,863	63,863	50,570	50,570
Loss (income) from continuing operations attributable to ClubCorp per share	$(0.28)	$(0.28)	$0.14	$0.14	$(0.33)	$(0.33)	$(0.07)	$(0.07)
For the twelve and twenty-four weeks ended June 17, 2014 there are 0.4 million and 0.3 million, respectively, potential common shares excluded from the calculation of diluted EPS because the effect of their inclusion would reduce our net loss from continuing operations attributable to ClubCorp per share and would be anti-dilutive. Our restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
Fiscal Year 2013
December 26, 2012	$0.69	December 26, 2012	$35,000	December 27, 2012
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014

Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014 (1)	$0.12	July 7, 2014	$7,731	July 15, 2014
______________________

(1)	This dividend was declared and paid subsequent to the twelve weeks ended June 17, 2014. See Note 16.

15. RELATED PARTY TRANSACTIONS

During the twelve and twenty-four weeks ended June 11, 2013, we were a party to a management agreement (the “Management Agreement”) with an affiliate of KSL, pursuant to which we were provided financial and management consulting services in exchange for an annual fee of $1.0 million. In addition, we agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the twelve and twenty-four weeks ended June 11, 2013, we paid an affiliate of KSL approximately $0.3 million and $0.5 million, respectively, in management fees. The Management Agreement allowed that, in the event of a financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders' maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. Following our IPO and effective October 1, 2013, the Management Agreement was terminated and in connection with the termination, we made a one-time payment of $5.0 million during the fiscal year ended December 31, 2013.

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees are payable under such agreement, however we have agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually. The expense associated with this contract was not material during the twelve and twenty-four weeks ended June 17, 2014.

On December 27, 2012, during the twenty-four weeks ended June 11, 2013, we made a $35.0 million distribution to our owners.

During the twelve and twenty-four weeks ended June 11, 2013, we paid $0.3 million and $0.4 million, respectively, to affiliates of KSL for private party events. The amounts were immaterial during the twelve and twenty-four weeks ended June 17, 2014.

Effective May 1, 2013, we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain golf-related consulting services in exchange for an annual fee of $0.1 million. The revenue associated with this contract was immaterial during the twelve and twenty-four weeks ended June 17, 2014 and June 11, 2013.

As of June 17, 2014, we had receivables of $0.2 million and payables of $0.6 million and as of December 31, 2013, we had receivables of $0.2 million and payables of $0.1 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.2 million in the twelve and twenty-four weeks ended June 17, 2014, respectively, and $0.1 million and $0.2 million in the twelve and twenty-four weeks ended June 11, 2013, respectively, in management fees from these ventures. As of June 17, 2014 and December 31, 2013, we had a receivable of $1.6 million and $1.8 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. During the twelve and twenty-four weeks ended June 17, 2014 and June 11, 2013, revenue associated with these arrangements was not material.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the twelve and twenty-four weeks ended June 17, 2014 and June 11, 2013, royalty payments received in connection with these arrangements were not material.
16. SUBSEQUENT EVENTS

On June 25, 2014, we declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to all common stockholders of record at the close of business on July 7, 2014. This dividend was paid on July 15, 2014.

Subsequent to June 17, 2014, one of our Mexican subsidiaries under audit in Mexico received a notice of assessment for the 2009 tax year. See Note 10. The Company intends to respond to and vigorously challenge this assessment through the appropriate Mexican administrative and/or judicial channels.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated condensed financial statements and related notes included in “Item 1. Financial Statements” of this quarterly report and in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013 contained in our annual report on Form 10-K (“2013 Annual Report”) and updated by the Current Report on Form 8-K filed on May 2, 2014.

Forward-Looking Statements

All statements (other than statements of historical facts) in this quarterly report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “intend”, “will”, “estimate”, “anticipate”, “believe”, “predict”, “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

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

Overview
We are a leading owner-operator of private golf and country clubs, business, sports and alumni clubs in North America. As of June 17, 2014, our portfolio of 160 owned or operated clubs, with over 151,000 memberships, serves over 370,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 85 of our 109 golf and country clubs. We lease, manage or operate through joint ventures the remaining 24 golf and country clubs. Likewise, we own one business club and lease, manage or operate through a joint venture the remaining 50 business, sports and alumni clubs. Our golf and country clubs include 87 private country clubs, 15 semi-private clubs and seven public golf courses. Our business, sports and alumni clubs include 31 business clubs, 12 business and sports clubs, seven alumni clubs, and one sports club. Our facilities are located in 25 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These programs are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club's amenities. One such offering is our Optimal Network Experience (“O.N.E.”) program, an upgrade offering that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges to more than 200 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 700 renowned hotels, resorts, restaurants and entertainment venues. As of June 17, 2014, approximately 45% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 43% of memberships that were enrolled in one or more of our upgrade programs as of December 31, 2013.

The following tables present our membership counts for continuing operations at the end of the periods indicated. References to percentage changes that are not meaningful are denoted by “NM”.

	June 17, 2014	December 31, 2013	Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	85,386	83,438	1,948	2.3%
New or Acquired Clubs (2)	4,413	1,959	2,454	NM
Total Golf and Country Clubs	89,799	85,397	4,402	5.2%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	61,746	61,405	341	0.6%
New or Acquired Clubs	213	—	213	NM
Total Business, Sports and Alumni Clubs (3)	61,959	61,405	554	0.9%
Total
Same Store Clubs (1)	147,132	144,843	2,289	1.6%
New or Acquired Clubs (2)	4,626	1,959	2,667	NM
Total memberships at end of period (3)	151,758	146,802	4,956	3.4%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis.

(2)
New or Acquired Clubs include those clubs which are under development or were acquired, opened or added under management agreements in the twenty-four weeks ended June 17, 2014 and fiscal year ended December 31, 2013 consisting of: Oak Tree Country Club, Cherry Valley Country Club, Chantilly National Golf and Country Club, Prestonwood Country Club, TPC Michigan, TPC Piper Glen and Baylor Club.

(3)	Does not include certain international club memberships.

	June 11, 2013	December 25, 2012	Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	82,750	81,112	1,638	2.0%
New or Acquired Clubs (2)	2,615	1,607	1,008	NM
Total Golf and Country Clubs	85,365	82,719	2,646	3.2%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	62,022	62,046	(24)	—%
New or Acquired Clubs	—	—	—	NM
Total Business, Sports and Alumni Clubs (3)	62,022	62,046	(24)	—%
Total
Same Store Clubs (1)	144,772	143,158	1,614	1.1%
New or Acquired Clubs (2)	2,615	1,607	1,008	NM
Total memberships at end of period (3)	147,387	144,765	2,622	1.8%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 25, 2012	80	13	3	6	102	1	43	4	1	49
First Quarter 2013	—	—	—	—	—	—	—	—	—	—
Second Quarter 2013 (1)	1	—	—	—	1	—	—	—	—	—
Third Quarter 2013 (2)	—	1	—	—	1	—	—	—	—	—
Fourth Quarter 2013 (3)	—	1	—	—	1	—	—	—	—	—
December 31, 2013	81	15	3	6	105	1	43	4	1	49
First Quarter 2014 (4)	2	—	—	—	2	—	—	1	—	1
Second Quarter 2014 (5)	2	—	—	—	2	—	1	—	—	1
June 17, 2014	85	15	3	6	109	1	44	5	1	51
 _______________________

(1)	In May 2013, we acquired Oak Tree Country Club, a private country club located in Edmond, Oklahoma.

(2)	In June 2013, we acquired Cherry Valley Country Club, a private country club located in Skillman, New Jersey.

(3)	In December 2013, we acquired Chantilly National Golf and Country Club, a private country club located in Centreville, Virginia.

(4)
In March 2014, we purchased Prestonwood Country Club, a private country club which features two properties: The Creek in Dallas, Texas and The Hills in nearby Plano, Texas and we began managing and operating Paragon Club of Hefei, a private business club in China.

(5)
In April 2014, we purchased TPC Michigan, a semi-private country club located in Dearborn, Michigan and TPC Piper Glen, a private country club located in Charlotte, North Carolina. In April, 2014, we also finalized the lease and management rights to the Baylor Club, an alumni club under development located within the new Baylor University football stadium in Waco, Texas.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management include the expected life of an active membership over which we amortize initiation fees and deposits, our incremental borrowing rate which is used to accrete membership initiation deposit liabilities, assumptions and judgments used in estimating unrecognized tax benefits relating to uncertain tax positions, inputs for impairment testing of goodwill, intangible assets and long-lived assets and assumptions and inputs used to value and recognize expense associated with equity-based awards.

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

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in two foreign jurisdictions. We are currently undergoing an IRS audit of certain components of the tax return for the fiscal year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts recognized in connection with the ClubCorp Formation.

As of June 17, 2014 and December 31, 2013, we have recorded $58.2 million and $56.1 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, which are included in other liabilities in the consolidated condensed balance sheets.

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

In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years and have received notification of assessments by the Mexican taxing authorities. The Company has taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels and one of the assessments has been set aside by the Mexican taxing authorities. The Company expects to file litigation on another assessment issued for the 2008 tax year in the amount of approximately $3.0 million, plus penalties and interest, and the Company has not recorded a liability related to this uncertain tax position as we believe it is more likely than not that we will prevail based on the merits of our position. In addition, subsequent to June 17, 2014, an additional Mexican subsidiary under audit received a notice of assessment for the 2009 tax year in the amount of $6.0 million, plus penalties and interest. The Company similarly intends to respond to and vigorously challenge this assessment through the appropriate Mexican administrative and/or judicial channels and, as of June 17, 2014, the Company has not recorded a liability related to this uncertain tax position. The Company will continue to evaluate the relevant tax issues related to these assessments during the third quarter of 2014.

It is likely that within the next 12 months our unrecognized tax benefits will be impacted by the resolution of some or all of the matters currently under audit by the U.S. and Mexican taxing authorities. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of the above examinations. We believe we are adequately reserved for our uncertain tax positions as of June 17, 2014.

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

We also disclose other (“Other”), which consists of other business activities including ancillary revenues related to alliance arrangements, a portion of the revenue associated with upgrade offerings, reimbursements for certain costs of operations at managed clubs, corporate overhead expenses and shared services. Other also includes corporate assets such as cash, goodwill, intangible assets, and loan origination fees.

EBITDA and Adjusted EBITDA

Adjusted EBITDA (“Adjusted EBITDA”) is a key financial measure used by our management to (1) internally measure our operating performance, (2) evaluate segment performance and allocate resources and (3) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. We believe that the presentation of Adjusted EBITDA, on a consolidated basis, is appropriate as it provides additional information to investors about our compliance with certain financial covenants and investors and lenders have historically used EBITDA-related measures.
We began managing the business using Adjusted EBITDA, which is the earnings measure historically disclosed on a consolidated basis, as our measure of segment profit and loss at the beginning of fiscal year 2014. Prior to this change, we utilized Segment EBITDA (“Segment EBITDA”) as our measure of segment profit and loss, but we also presented Adjusted EBITDA on a consolidated basis, as certain financial covenants in the credit agreement governing the Secured Credit Facilities utilize this measure of Adjusted EBITDA. These two measurements have not produced materially different results. This change results in alignment of our internal measure of segment profit and loss with the measure used to evaluate our performance on a consolidated basis and the financial covenants under the Credit Agreement, and it reduces the number of non-GAAP measurements we report, thus simplifying our financial reporting. The manner in which we calculate Adjusted EBITDA has not changed. For comparability purposes, amounts for the twelve and twenty-four weeks ended June 11, 2013 have been recast.

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial and non-financial covenants which require the Company to maintain specified financial ratios in reference to Adjusted EBITDA.
The following table provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended		Four Quarters Ended
	June 17, 2014	June 11, 2013	June 17, 2014	June 11, 2013	June 17, 2014
			(dollars in thousands)
Net (loss) income	$(17,477)	$7,122	$(21,265)	$(3,369)	$(58,576)
Interest expense	15,572	19,567	31,298	39,147	75,820
Income tax benefit	(7,966)	(2,848)	(8,830)	(2,643)	(4,506)
Interest and investment income	(87)	(69)	(169)	(144)	(370)
Depreciation and amortization	16,799	16,312	33,245	32,467	72,851
EBITDA	$6,841	$40,084	$34,279	$65,458	$85,219
Impairments, disposition of assets and (loss) income from discontinued operations (1)	3,430	4,289	5,499	5,513	14,500
Loss on extinguishment of debt (2)	31,498	—	31,498	—	48,354
Non-cash adjustments (3)	463	843	925	1,653	3,201
Other adjustments (4)	5,362	253	5,558	2,018	13,674
Equity-based compensation expense (5)	1,256	—	2,088	—	16,305
Acquisition adjustment (6)	1,012	388	2,073	979	2,400
Adjusted EBITDA	$49,862	$45,857	$81,920	$75,621	$183,653
______________________

(1)	Includes non-cash impairment charges related to property and equipment, loss on disposals of assets and net loss or income from discontinued clubs.

(2)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(3)
Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL and expense recognized for our long-term incentive plan related to fiscal years 2011 through 2013.

(4)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less earnings of said investments, income or loss attributable to non-controlling equity interests of continuing operations, franchise taxes, adjustments to accruals for unclaimed property settlements, acquisition costs, debt amendment costs, equity offering costs, other charges incurred in connection with the ClubCorp Formation and management fees, termination fee and expenses paid to an affiliate of KSL.

(5)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(6)
Represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006.

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 17, 2014	% of Revenue	June 11, 2013	% of Revenue	June 17, 2014	% of Revenue	June 11, 2013	% of Revenue
	(in thousands, except per share amounts)
Revenues:
Club operations	$146,253	69.2%	$136,871	70.0%	$269,070	71.3%	$251,209	71.6%
Food and beverage	64,055	30.3%	57,890	29.6%	106,361	28.2%	97,806	27.9%
Other revenues	1,110	0.5%	858	0.4%	1,710	0.5%	1,664	0.5%
Total revenues	211,418		195,619		377,141		350,679

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	133,444	63.1%	122,664	62.7%	244,430	64.8%	226,857	64.7%
Cost of food and beverage sales exclusive of depreciation	20,458	9.7%	18,126	9.3%	34,938	9.3%	31,994	9.1%
Depreciation and amortization	16,799	7.9%	16,312	8.3%	33,245	8.8%	32,467	9.3%
Provision for doubtful accounts	382	0.2%	192	0.1%	146	—%	902	0.3%
Loss on disposals of assets	2,534	1.2%	2,412	1.2%	4,603	1.2%	3,631	1.0%
Impairment of assets	895	0.4%	1,881	1.0%	895	0.2%	1,881	0.5%
Equity in earnings from unconsolidated ventures	(323)	(0.2)%	(325)	(0.2)%	(833)	(0.2)%	(542)	(0.2)%
Selling, general and administrative	15,688	7.4%	10,589	5.4%	27,184	7.2%	20,497	5.8%
Operating income	21,541	10.2%	23,768	12.2%	32,533	8.6%	32,992	9.4%

Interest and investment income	87	—%	69	—%	169	—%	144	—%
Interest expense	(15,572)	(7.4)%	(19,567)	(10.0)%	(31,298)	(8.3)%	(39,147)	(11.2)%
Loss on extinguishment of debt	(31,498)	(14.9)%	—	—%	(31,498)	(8.4)%	—	—%
(Loss) income from continuing operations before income taxes	(25,442)	(12.0)%	4,270	2.2%	(30,094)	(8.0)%	(6,011)	(1.7)%
Income tax benefit	7,966	3.8%	2,848	1.5%	8,830	2.3%	2,643	0.8%
(Loss) income from continuing operations	(17,476)	(8.3)%	7,118	3.6%	(21,264)	(5.6)%	(3,368)	(1.0)%
(Loss) income from discontinued clubs, net of income tax (expense) benefit of ($2) and $4 for the twelve weeks ended June 17, 2014 and June 11, 2013, respectively, and $1 and $4 for the twenty-four weeks ended June 17, 2014 and June 11, 2013, respectively	(1)	—%	4	—%	(1)	—%	(1)	—%
NET (LOSS) INCOME	(17,477)	(8.3)%	7,122	3.6%	(21,265)	(5.6)%	(3,369)	(1.0)%
Net income attributable to noncontrolling interests	(136)	(0.1)%	(43)	—%	(74)	—%	(2)	—%
Net (loss) income attributable to ClubCorp	$(17,613)	(8.3)%	$7,079	3.6%	$(21,339)	(5.7)%	$(3,371)	(1.0)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	63,964		50,570		63,863		50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	63,964		50,570		63,863		50,570

EARNINGS PER COMMON SHARE, BASIC:
(Loss) income from continuing operations attributable to ClubCorp	$(0.28)		$0.14		$(0.33)		$(0.07)
(Loss) income from discontinued clubs attributable to ClubCorp	$—		$—		$—		$—
Net (loss) income attributable to ClubCorp	$(0.28)		$0.14		$(0.33)		$(0.07)

EARNINGS PER COMMON SHARE, DILUTED:
(Loss) income from continuing operations attributable to ClubCorp	$(0.28)		$0.14		$(0.33)		$(0.07)
(Loss) income from discontinued clubs attributable to ClubCorp	$—		$—		$—		$—
Net (loss) income attributable to ClubCorp	$(0.28)		$0.14		$(0.33)		$(0.07)

Comparison of the Twelve Weeks Ended June 17, 2014 and June 11, 2013

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended June 17, 2014 and June 11, 2013:

	Twelve Weeks Ended
	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Total revenues	$211,418	$195,619	$15,799	8.1%
Club operating costs and expenses exclusive of depreciation (1)	154,284	140,982	13,302	9.4%
Depreciation and amortization	16,799	16,312	487	3.0%
Loss on disposals of assets	2,534	2,412	122	5.1%
Impairment of assets	895	1,881	(986)	(52.4)%
Equity in earnings from unconsolidated ventures	(323)	(325)	2	0.6%
Selling, general and administrative	15,688	10,589	5,099	48.2%
Operating income	21,541	23,768	(2,227)	(9.4)%
Interest and investment income	87	69	18	26.1%
Interest expense	(15,572)	(19,567)	3,995	20.4%
Loss on extinguishment of debt	(31,498)	—	(31,498)	100.0%
(Loss) income from continuing operations before income taxes	(25,442)	4,270	(29,712)	(695.8)%
Income tax benefit	7,966	2,848	5,118	179.7%
(Loss) income from continuing operations	$(17,476)	$7,118	$(24,594)	(345.5)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $211.4 million for the twelve weeks ended June 17, 2014 increased $15.8 million, or 8.1%, over the twelve weeks ended June 11, 2013, largely due to increased golf and country club revenue. Golf and country club revenue increased $15.2 million, or 10.0%, of which $8.3 million is attributable to golf and country club properties added in 2013 and 2014. The remaining $6.8 million golf and country club revenue increase is driven by increases in same store food and beverage revenue, dues and golf operations. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our business, sports and alumni club segment revenue increased $1.0 million, or 2.4%, primarily due to increases in same store food and beverage revenue and dues.

Club operating costs and expenses totaling $154.3 million for the twelve weeks ended June 17, 2014 increased $13.3 million, or 9.4%, compared to the twelve weeks ended June 11, 2013. The increase is largely due to $7.4 million of club operating costs and expenses from club properties added in 2013 and 2014 and $4.1 million of increased variable labor costs and food and beverage cost of goods sold associated with higher revenues.

Depreciation and amortization increased $0.5 million, or 3.0% during the twelve weeks ended June 17, 2014 compared to the twelve weeks ended June 11, 2013, due to $1.0 million higher depreciation resulting from our increased fixed asset balances due to club acquisitions and reinvention and expansion capital spend. The increase is offset by $0.5 million lower amortization expense from intangible assets that fully amortized during the fiscal year ended December 31, 2013.

Loss on disposal of assets for the twelve weeks ended June 17, 2014 and June 11, 2013 of $2.5 million and $2.4 million, respectively, were largely comprised of losses on asset retirements during the normal course of business.

Impairment of assets of $0.9 million and $1.9 million for the twelve weeks ended June 17, 2014 and June 11, 2013, respectively were comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value.

Selling, general and administrative expenses of $15.7 million for the twelve weeks ended June 17, 2014 increased $5.1 million, or 48.2%, compared to the twelve weeks ended June 11, 2013. Included in the increase is an increase of $2.8 million in professional fees primarily due to costs associated with the fifth amendment to the credit agreement governing the Secured Credit Facilities and the early redemption of the Senior Notes and costs associated with a secondary equity offering by our majority shareholder. Additionally, increased professional fees related to being a public-equity filer and increased acquisition costs were largely offset by savings in connection with the termination of a management agreement with an affiliate of KSL during the fiscal year ended December 31, 2013. Further, selling, general and administrative expenses increased due to the recognition of equity-based compensation expense of $0.7 million in the twelve weeks ended June 17, 2014, while no such expense was recognized in the twelve weeks ended June 11, 2013, and a $1.3 million increase in incentive compensation expense and payroll expense including incremental payroll expense related to being a public-equity filer.

Interest expense totaled $15.6 million and $19.6 million for the twelve weeks ended June 17, 2014 and June 11, 2013, respectively. During the twelve weeks ended June 17, 2014, the remaining balance of 10% Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bears interest at 4.0% as of June 17, 2014. Specifically, the $4.0 million decrease is primarily comprised of a $6.1 million reduction due to the lower principal balance on the Senior Notes, including a partial redemption during fiscal year 2013, offset by a $2.0 million increase in interest on the term loan facility due to the increased principal balance during the twelve weeks ended June 17, 2014 partially offset by lower interest rates.

Loss on extinguishment of debt for the twelve weeks ended June 17, 2014 consisted of a $27.5 million redemption premium payment and a write-off of $4.0 million in debt issuance costs both resulting from the redemption of $269.8 million of the Senior Notes. We did not incur any losses on extinguishment of debt during the twelve weeks ended June 11, 2013.

The effective tax rates for the twelve weeks ended June 17, 2014 and June 11, 2013 were 31.3% and (66.8)%, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying our year-to-date pre-tax income or loss by an annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss expected for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended June 17, 2014 and June 11, 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the twelve weeks ended June 17, 2014 and June 11, 2013:

	Twelve Weeks Ended
Consolidated Summary	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Total Revenue	$211,418	$195,619	$15,799	8.1%

Adjusted EBITDA:
Golf and Country Clubs	$49,931	$46,834	$3,097	6.6%
Business, Sports and Alumni Clubs	8,225	8,425	(200)	(2.4)%
Other	(8,294)	(9,402)	1,108	11.8%
Total Adjusted EBITDA (1)	$49,862	$45,857	$4,005	8.7%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended June 17, 2014 and June 11, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$67,750	$64,759	$2,991	4.6%
Food and Beverage	39,819	36,764	3,055	8.3%
Golf Operations	39,404	38,499	905	2.4%
Other	11,544	11,653	(109)	(0.9)%
Revenue	$158,517	$151,675	$6,842	4.5%
Adjusted EBITDA	$48,691	$46,625	$2,066	4.4%
Adjusted EBITDA Margin	30.7%	30.7%	0 bps	—%

New or Acquired Clubs
Revenue	$8,753	$424	$8,329	NM
Adjusted EBITDA	$1,240	$209	$1,031	NM

Total Golf and Country Clubs
Revenue	$167,270	$152,099	$15,171	10.0%
Adjusted EBITDA	$49,931	$46,834	$3,097	6.6%
Adjusted EBITDA Margin	29.9%	30.8%	(90) bps	(2.9)%

Same Store Memberships	85,386	84,481	905	1.1%
Total Memberships	89,799	85,365	4,434	5.2%
Same Store Average Membership (1)	84,501	83,619	882	1.1%
Dues per Average Same Store Membership (2)	$802	$774	$28	3.6%
Revenue per Average Same Store Membership (2)	$1,876	$1,814	$62	3.4%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenue for same store golf and country clubs increased $6.8 million, or 4.5%, for the twelve weeks ended June 17, 2014 compared to the twelve weeks ended June 11, 2013, largely due to increases in food and beverage revenue, dues and golf operations. Food and beverage revenue increased $3.1 million, or 8.3%, primarily due to a 12.0% increase in a la carte revenue, driven by a 14.8% increase in a la carte check average, and an increase in social and corporate private events. Dues revenue increased $3.0 million, or 4.6%, due to a rate increase in dues per same store average membership, an increase in the number of memberships and greater participation in the O.N.E. offering. Golf operations revenue increased $0.9 million, or 2.4%, due to increases in cart rental revenue, green fee revenue driven by increases in member and guest rounds played and increased retail revenue.

Adjusted EBITDA for same store golf and country clubs increased $2.1 million, or 4.4%, for the twelve weeks ended June 17, 2014 compared to the twelve weeks ended June 11, 2013, largely due to the increase in higher margin dues revenue partially offset by increased water and electricity rates. As a result, same store Adjusted EBITDA margin for the twelve weeks ended June 17, 2014 remained consistent with the twelve weeks ended June 11, 2013.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended June 17, 2014 and June 11, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$17,804	$17,597	$207	1.2%
Food and Beverage	22,189	21,341	848	4.0%
Other	2,671	2,710	(39)	(1.4)%
Revenue	$42,664	$41,648	$1,016	2.4%
Adjusted EBITDA	$8,281	$8,425	$(144)	(1.7)%
Adjusted EBITDA Margin	19.4%	20.2%	(80) bps	(4.0)%

New or Acquired Clubs
Revenue	$1	$—	$1	NM
Adjusted EBITDA	$(56)	$—	$(56)	NM

Total Business, Sports and Alumni Clubs
Revenue	$42,665	$41,648	$1,017	2.4%
Adjusted EBITDA	8,225	8,425	$(200)	(2.4)%
Adjusted EBITDA Margin	19.3%	20.2%	(90) bps	(4.5)%

Same Store Memberships	61,746	62,022	(276)	(0.4)%
Total Memberships	61,959	62,022	(63)	(0.1)%
Same Store Average Membership (1)	61,533	62,166	(633)	(1.0)%
Dues per Average Same Store Membership (2)	$289	$283	$6	2.1%
Revenue per Average Same Store Membership (2)	$693	$670	$23	3.4%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenues for same store business, sports and alumni clubs increased $1.0 million, or 2.4%, for the twelve weeks ended June 17, 2014 compared to the twelve weeks ended June 11, 2013, due to increases in food and beverage revenue and dues. Food and beverage revenue increased $0.8 million, or 4.0%, due primarily to a 5.7% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $0.2 million, or 1.2% due to a rate increase in dues per same store average membership, offset by fewer memberships during the twelve weeks ended June 17, 2014.

Adjusted EBITDA for same store business, sports and alumni clubs decreased $0.1 million, or 1.7%, for the twelve weeks ended June 17, 2014 compared to the twelve weeks ended June 11, 2013 due largely to increased payroll expense including variable wages. As a result, same store Adjusted EBITDA margin for the twelve weeks ended June 17, 2014 decreased 80 basis points compared to the twelve weeks ended June 11, 2013.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended June 17, 2014 and June 11, 2013:

	Twelve Weeks Ended
Other	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(8,294)	$(9,402)	$1,108	11.8%

Other Adjusted EBITDA improved $1.1 million, or 11.8%, for the twelve weeks ended June 17, 2014 compared to the twelve weeks ended June 11, 2013 largely due to $1.8 million higher cash distributions from our equity method investments, that are subject to timing, offset by a $0.6 million increase in incentive compensation and a $0.3 million increase in payroll expense including incremental payroll expense related to being a public-equity filer.

Comparison of the Twenty-Four Weeks Ended June 17, 2014 and June 11, 2013

The following table presents key financial information derived from our consolidated condensed statements of operations for the twenty-four weeks ended June 17, 2014 and June 11, 2013:

	Twenty-Four Weeks Ended
	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Total revenues	$377,141	$350,679	$26,462	7.5%
Club operating costs and expenses exclusive of depreciation (1)	279,514	259,753	19,761	7.6%
Depreciation and amortization	33,245	32,467	778	2.4%
Loss on disposals of assets	4,603	3,631	972	26.8%
Impairment of assets	895	1,881	(986)	(52.4)%
Equity in earnings from unconsolidated ventures	(833)	(542)	(291)	(53.7)%
Selling, general and administrative	27,184	20,497	6,687	32.6%
Operating income	32,533	32,992	(459)	(1.4)%
Interest and investment income	169	144	25	17.4%
Interest expense	(31,298)	(39,147)	7,849	20.1%
Loss on extinguishment of debt	(31,498)	—	(31,498)	100.0%
Loss from continuing operations before income taxes	(30,094)	(6,011)	(24,083)	(400.6)%
Income tax benefit	8,830	2,643	6,187	234.1%
Loss from continuing operations	$(21,264)	$(3,368)	$(17,896)	(531.4)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $377.1 million for the twenty-four weeks ended June 17, 2014 increased $26.5 million, or 7.5%, over the twenty-four weeks ended June 11, 2013, largely due to increased golf and country club revenue. Golf and country club revenue increased $23.7 million, or 8.7%, of which $12.3 million is attributable to golf and country club properties added in 2013 and 2014. The remaining $11.4 million golf and country club revenue increase is driven by increases in same store dues, food and beverage revenue and golf operations. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our business, sports and alumni club segment revenue increased $1.6 million, or 2.0%, primarily due to increases in same store food and beverage revenue and dues. Revenue also increased $2.5 million due to reimbursements for certain operating costs at managed clubs. These reimbursements do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $279.5 million for the twenty-four weeks ended June 17, 2014 increased $19.8 million, or 7.6%, compared to the twenty-four weeks ended June 11, 2013. The increase is largely due to $10.8 million of club operating costs and expenses from club properties added in 2013 and 2014 and $5.1 million of increased variable labor costs and food and beverage cost of goods sold associated with higher revenues. The remaining increase is largely related to $2.5 million in certain operating costs at managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income.

Depreciation and amortization increased $0.8 million, or 2.4% during the twenty-four weeks ended June 17, 2014 compared to the twenty-four weeks ended June 11, 2013, due to $1.9 million higher depreciation resulting from our increased fixed asset balances due to club acquisitions and reinvention and expansion capital spend. This increase was offset by $1.1 million lower amortization expense from intangible assets that fully amortized during the fiscal year ended December 31, 2013.

Loss on disposal of assets for the twenty-four weeks ended June 17, 2014 and June 11, 2013 of $4.6 million and $3.6 million, respectively, were largely comprised of losses on asset retirements during the normal course of business.

Impairment of assets of $0.9 million and $1.9 million for the twenty-four weeks ended June 17, 2014 and June 11, 2013, respectively were comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value.

Selling, general and administrative expenses of $27.2 million for the twenty-four weeks ended June 17, 2014 increased $6.7 million, or 32.6%, compared to the twenty-four weeks ended June 11, 2013. Included in the increase is an increase of $2.9 million in professional fees primarily due to costs associated with the fifth amendment to the credit agreement governing the Secured Credit Facilities and the early redemption of the Senior Notes and costs associated with a secondary equity offering by our majority shareholder. Additionally, increased fees related to being a public-equity filer and increased acquisition costs were partially offset by savings in connection with the termination of a management agreement with an affiliate of KSL during the fiscal year ended December 31, 2013. Further, selling, general and administrative expenses increased due to the recognition of equity-based compensation expense of $1.3 million in the twenty-four weeks ended June 17, 2014, while no such expense was recognized in the twenty-four weeks ended June 11, 2013, and a $1.3 million increase in payroll expense including incremental payroll expense related to being a public-equity filer.

Interest expense totaled $31.3 million and $39.1 million for the twenty-four weeks ended June 17, 2014 and June 11, 2013, respectively. During the twelve weeks ended June 17, 2014, the remaining balance of 10% Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bears interest at 4.0% as of June 17, 2014. Specifically, the $7.8 million decrease is primarily comprised of a $9.5 million reduction due to the lower principal balance on the Senior Notes, including a partial redemption during fiscal year 2013, offset by a $1.3 million increase in interest on the term loan facility due to the increased principal balance during the twelve weeks ended June 17, 2014 partially offset by lower interest rates.

Loss on extinguishment of debt for the twenty-four weeks ended June 17, 2014 consisted of a $27.5 million redemption premium payment and a write-off of $4.0 million in debt issuance costs both resulting from the redemption of $269.8 million of the Senior Notes. We did not incur any losses on extinguishment of debt during the twenty-four weeks ended June 11, 2013.

The effective tax rates for the twenty-four weeks ended June 17, 2014 and June 11, 2013 were 29.3% and 44.0%, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying our year-to-date pre-tax income or loss by an annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss expected for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twenty-four weeks ended June 17, 2014 and June 11, 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the twenty-four weeks ended June 17, 2014 and June 11, 2013:

	Twenty-Four Weeks Ended
Consolidated Summary	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Total Revenue	$377,141	$350,679	$26,462	7.5%

Adjusted EBITDA:
Golf and Country Clubs	$86,333	$79,467	$6,866	8.6%
Business, Sports and Alumni Clubs	14,661	14,137	524	3.7%
Other	(19,074)	(17,983)	(1,091)	(6.1)%
Total Adjusted EBITDA (1)	$81,920	$75,621	$6,299	8.3%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twenty-four weeks ended June 17, 2014 and June 11, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Twenty-Four Weeks Ended
Golf and Country Club Segment	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$133,742	$127,772	$5,970	4.7%
Food and Beverage	63,687	59,361	4,326	7.3%
Golf Operations	63,277	61,577	1,700	2.8%
Other	21,571	22,215	(644)	(2.9)%
Revenue	$282,277	$270,925	$11,352	4.2%
Adjusted EBITDA	$84,424	$79,258	$5,166	6.5%
Adjusted EBITDA Margin	29.9%	29.3%	60 bps	2.0%

New or Acquired Clubs
Revenue	$12,764	$424	$12,340	NM
Adjusted EBITDA	$1,909	$209	$1,700	NM

Total Golf and Country Clubs
Revenue	$295,041	$271,349	$23,692	8.7%
Adjusted EBITDA	$86,333	$79,467	$6,866	8.6%
Adjusted EBITDA Margin	29.3%	29.3%	0 bps	—%

Same Store Memberships	85,386	84,481	905	1.1%
Total Memberships	89,799	85,365	4,434	5.2%
Same Store Average Membership (1)	84,412	83,600	812	1.0%
Dues per Average Same Store Membership (2)	$1,584	$1,528	$56	3.7%
Revenue per Average Same Store Membership (2)	$3,344	$3,241	$103	3.2%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenue for same store golf and country clubs increased $11.4 million, or 4.2%, for the twenty-four weeks ended June 17, 2014 compared to the twenty-four weeks ended June 11, 2013, largely due to increases in dues, food and beverage revenue and golf operations. Dues revenue increased $6.0 million, or 4.7% due to a rate increase in dues per same store average membership, an increase in the number of memberships and greater participation in the O.N.E. offering. Food and beverage revenue increased $4.3 million, or 7.3%, primarily due to a 8.8% increase in a la carte revenue, driven by a 10.8% increase in a la carte check average, and an increase in social and corporate private events. Golf operations revenue increased $1.7 million, or 2.8%, due to increases in average green fees, increased retail revenue and increased cart rental revenue driven by increases in member rounds played.

Adjusted EBITDA for same store golf and country clubs increased $5.2 million, or 6.5%, for the twenty-four weeks ended June 17, 2014 compared to the twenty-four weeks ended June 11, 2013, largely due to the increase in higher margin dues revenue combined with improved margins in food and beverage and retail sales partially offset by increased water and electricity rates. As a result, same store Adjusted EBITDA margin for the twenty-four weeks ended June 17, 2014 increased 60 basis points over the twenty-four weeks ended June 11, 2013.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twenty-four weeks ended June 17, 2014 and June 11, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Twenty-Four Weeks Ended
Business, Sports and Alumni Club Segment	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$35,689	$35,190	$499	1.4%
Food and Beverage	40,245	38,927	1,318	3.4%
Other	5,169	5,379	(210)	(3.9)%
Revenue	$81,103	$79,496	$1,607	2.0%
Adjusted EBITDA	$14,732	$14,137	$595	4.2%
Adjusted EBITDA Margin	18.2%	17.8%	40 bps	2.2%

New or Acquired Clubs
Revenue	$3	$—	$3	NM
Adjusted EBITDA	$(71)	$—	$(71)	NM

Total Business, Sports and Alumni Clubs
Revenue	$81,106	$79,496	$1,610	2.0%
Adjusted EBITDA	14,661	14,137	$524	3.7%
Adjusted EBITDA Margin	18.1%	17.8%	30 bps	1.7%

Same Store Memberships	61,746	62,022	(276)	(0.4)%
Total Memberships	61,959	62,022	(63)	(0.1)%
Same Store Average Membership (1)	61,576	62,034	(458)	(0.7)%
Dues per Average Same Store Membership (2)	$580	$567	$13	2.3%
Revenue per Average Same Store Membership (2)	$1,317	$1,281	$36	2.8%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenues for same store business, sports and alumni clubs increased $1.6 million, or 2.0%, for the twenty-four weeks ended June 17, 2014 compared to the twenty-four weeks ended June 11, 2013, due to increases in food and beverage revenue and dues. Food and beverage revenue increased $1.3 million, or 3.4%, primarily due to a 4.5% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $0.5 million, or 1.4% due to a rate increase in dues per same store average membership, offset by fewer memberships during the twenty-four weeks ended June 17, 2014.

Adjusted EBITDA for same store business, sports and alumni clubs increased $0.6 million, or 4.2%, for the twenty-four weeks ended June 17, 2014 compared to the twenty-four weeks ended June 11, 2013 due to increases in food and beverage revenue and higher margin dues revenue offset by increased payroll expense including variable wages. Same store Adjusted EBITDA margin for the twenty-four weeks ended June 17, 2014 increased 40 basis points compared to the twenty-four weeks ended June 11, 2013.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twenty-four weeks ended June 17, 2014 and June 11, 2013:

	Twenty-Four Weeks Ended
Other	June 17, 2014	June 11, 2013	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(19,074)	$(17,983)	$(1,091)	(6.1)%

Other Adjusted EBITDA decreased $1.1 million, or 6.1%, for the twenty-four weeks ended June 17, 2014 compared to the twenty-four weeks ended June 11, 2013 largely due to a $0.8 million increase in payroll expense including incremental payroll expense related to being a public-equity filer and a $0.6 million increase in incentive compensation.

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

Over the next twelve months, we anticipate cash flows from operations to be our primary source of cash and believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, planned capital expenditures, debt service obligations and payment of a quarterly cash dividend on our common stock of $0.12 per share, or an indicated annual dividend of $0.48 per share. The payment of such quarterly dividends will be at the discretion of our Board of Directors. We plan to use excess cash reserves, the revolving credit facility, debt proceeds, equity proceeds, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of June 17, 2014, cash and cash equivalents totaled $78.9 million and we had $111.3 million available for borrowing under the revolving credit facility of the Secured Credit Facilities, exclusive of its accordion feature, for total liquidity of $190.2 million.

Cash Flows from Operating Activities

Cash flows from operations totaled $50.9 million and $37.7 million for the twenty-four weeks ended June 17, 2014 and June 11, 2013, respectively. The $13.2 million increase in operating cash flows is due largely to an increase in earnings of $13.6 million, excluding the $31.5 million loss on extinguishment of debt which did not impact operating cash flows, and the impact of changes in working capital during the normal course of business, including the positive impact of the timing of member billing and collections.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $52.7 million and $26.5 million for the twenty-four weeks ended June 17, 2014 and June 11, 2013, respectively. The increase in cash used for investing activities is largely due to a $12.0 million increase in cash used for the acquisition of clubs and a $14.1 million increase in capital spent to maintain, renovate and reinvent our existing properties.

Cash Flows used in Financing Activities

Cash flows provided by financing activities totaled $26.9 million for the twenty-four weeks ended June 17, 2014 while cash flows used in financing activities totaled $52.7 million for the twenty-four weeks ended June 11, 2013.

During the twenty-four weeks ended June 17, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance to $651.1 million. The proceeds of the additional term loan borrowing of $348.3 million, net of discount, were used to redeem the remaining $269.8 million principal amount of the Senior Notes, pay the related redemption premium of $27.5 million and repay the $11.2 million borrowed under our revolving credit facility earlier in the year. Additionally, we made scheduled debt repayments of $5.8 million, which was a $12.4 million decrease from the $18.2 million scheduled and other debt repayments made during the twenty-four weeks ended June 11, 2013. During the twenty-four weeks ended June 11, 2013, we made a distribution of $35.0 million to the owners of our common stock and during the twenty-four weeks ended June 17, 2014, we paid $15.3 million in dividends to our common stockholders.

Total cash and cash equivalents increased by $25.1 million during the twenty-four weeks ended June 17, 2014 and decreased by $41.5 million during the twenty-four weeks ended June 11, 2013.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties. For the twenty-four weeks ended June 17, 2014 and June 11, 2013, we spent approximately $14.0 million and $10.1 million, respectively, in capitalized costs to maintain our existing properties. During the remainder of fiscal year 2014, we anticipate spending approximately $11.8 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding, including acquisitions, totaled approximately $38.6 million and $16.4 million for the twenty-four weeks ended June 17, 2014 and June 11, 2013, respectively. We anticipate spending approximately $21.9 million on reinvention and expansion projects during the remainder of fiscal year 2014, excluding potential future acquisitions. This amount is subject to change if additional acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of other factors, including but not limited to those described in Item 1A. Risk Factors of our 2013 Annual Report filed with the SEC on March 21, 2014.

During the twenty-four weeks ended June 17, 2014, on April 30, 2014, we finalized the lease and management rights to the Baylor Club, an alumni club located within the new Baylor University football stadium in Waco, Texas. We anticipate spending more than $2.0 million of capital to prepare the club for opening in the Fall of 2014.

Debt

Secured Credit Facilities—In 2010, Operations entered into the Secured Credit Facilities. The Secured Credit Facilities were subsequently amended in 2012, 2013 and 2014. As of July 21, 2014, the Secured Credit Facilities, as amended, are comprised of (i) a $651.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $111.3 million available for borrowing after deducting $23.7 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes an accordion feature which provides, subject to lender participation, for increases in the combined revolving and term loan capacity of the Secured Credit Facilities by incremental amounts of (x) $50.0 million, and, after full utilization of such $50.0 million, (y) an additional amount of incremental term or revolving commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00.

As of July 21, 2014, the interest rate on the term loan facility was the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is July 24, 2020.

As of July 21, 2014, all revolving credit commitments are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, the Senior Secured Leverage Ratio in the credit agreement governing the Secured Credit Facilities is defined as the ratio of Consolidated Senior Secured Debt to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in “Basis of Presentation”). The credit agreement governing the Secured Credit Facilities requires Operations to maintain a leverage ratio no greater than 5.00:1.00 for each fiscal quarter.

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

As of June 17, 2014, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Senior Secured Leverage Ratio on a a rolling four quarter basis through June 17, 2014:

	Four Quarters Ended
	June 17, 2014
	(dollars in thousands)
Adjusted EBITDA (1)	$183,653
Consolidated Senior Secured Debt (2)	$671,909

Senior Secured Leverage Ratio	3.66	x
_______________________

(1)	See ‘‘Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

(2)	The reconciliation of total debt to Consolidated Senior Secured Debt is as follows:

As of June 17, 2014
(dollars in thousands)
Long-term debt (net of current portion and excluding loan discount)	$718,484
Current maturities of long-term debt	12,308
Outstanding letters of credit (a)	23,667
Uncollateralized surety bonds (b)	4,287
Less:
Non-Core Development Entities (c)	(11,837)
Adjustment per credit agreement (d)	(75,000)
Consolidated Senior Secured Debt	$671,909
_______________________

(a)	Represents total outstanding letters of credit.

(b)	Represents surety bonds not collateralized by letters of credit.

(c)	Represents notes payable related to Non-Core Development Entities excluded per the credit agreement.

(d)	Represents an adjustment per the credit agreement reducing total debt by the lesser of Operations' unrestricted cash or $75.0 million.

Senior Notes—On November 30, 2010, Operations issued $415.0 million in Senior Notes with registration rights, bearing interest at 10.0% and maturing December 1, 2018.

On October 28, 2013, Operations repaid $145.3 million in aggregate principal of Senior Notes at a redemption price of 110.00%, plus accrued and unpaid interest thereon. The redemption premium of $14.5 million and proportional write-off of unamortized debt issuance costs of $2.3 million was accounted for as a loss on extinguishment of debt during the fiscal year ended December 31, 2013.

On April 11, 2014, Operations provided notice to the trustee for the Senior Notes that Operations had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million was accounted for as loss on extinguishment of debt during the twelve and twenty-four weeks ended June 17, 2014.

The following table presents our interest expense for the twelve and twenty-four weeks ended June 17, 2014:

	Twelve Weeks Ended	Twenty-Four Weeks Ended
	June 17, 2014	June 17, 2014
	(dollars in thousands)
Interest expense related to:
Interest related to funded debt (1)	$9,723	$19,574
Capital leases and other indebtedness (2)	302	714
Amortization of debt issuance costs and term loan discount	564	1,143
Notes payable related to certain Non-Core Development Entities	245	490
Accretion of discount on member deposits	4,738	9,377
Total Interest expense	$15,572	$31,298
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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of June 17, 2014. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2013 Annual Report filed with the SEC on March 21, 2014 and our last quarterly report on Form 10-Q filed with the SEC on May 1, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Operations' indebtedness consists of both fixed and variable rate debt facilities. As of June 17, 2014, the interest rate on Operations' term loan facility was the higher of (i) 4.0% “Floor” or (ii) an elected LIBOR plus a margin of 3.0%. Therefore, the term loan facility is effectively subject to a 4.0% Floor until LIBOR exceeds 1.0%. As of July 21, 2014, the three month LIBOR was 0.23%, which is below 1.0%, such that a hypothetical 0.5% increase in LIBOR would not result in an increase in interest expense.
As of June 17, 2014, Operations is party to two interest rate cap agreements which limit our interest rate exposure on the term loan facility. One agreement on a notional amount of $200.0 million limits our exposure on the elected LIBOR rate to 1.0% and expires in May 2015, while another agreement on a notional amount of $150.0 million limits our exposure on the elected LIBOR rate to 2.0% and expires in December 2014.

Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and two business clubs in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated condensed financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 2.0% of our consolidated revenues and expenses, respectively, for the twenty-four weeks ended June 17, 2014.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the twenty-four weeks ended June 17, 2014 totaled less than $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of Exchange Act) as of June 17, 2014. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 17, 2014.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 17, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

During the twelve weeks ended June 17, 2014, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Dividend Policy and Limitations

In December 2013, our Board of Directors adopted a policy to pay, subject to the satisfaction of certain conditions and the availability of funds, a regular quarterly cash dividend of $0.12 per share of common stock, or an indicated annual dividend of $0.48 per share of common stock.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
Fiscal Year 2013
December 26, 2012	$0.69	December 26, 2012	$35,000	December 27, 2012
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014

Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014 (1)	$0.12	July 7, 2014	$7,731	July 15, 2014
______________________

(1)	This dividend was declared and paid subsequent to the twelve weeks ended June 17, 2014. See Note 16 of our unaudited consolidated condensed financial statements included elsewhere herein.

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
101
The following information from the Company's Annual Report on Form 10-Q for the quarter ended June 17, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations and comprehensive loss for the periods ended June 17, 2014 and June 11, 2013; (ii) Consolidated condensed balance sheets as of June 17, 2014 and December 31, 2013; (iii) Consolidated condensed statements of cash flows for the twenty-four weeks ended June 17, 2014 and June 11, 2013; (iv) Consolidated condensed statements of changes in equity for the twenty-four weeks ended June 17, 2014 and June 11, 2013 and (v) Notes to the consolidated condensed financial statements.**

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

Date:	July 23, 2014	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)