Form 10-Q
period 2014-09-09
ClubCorp Holdings, Inc.
filed 2014-10-16
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 9, 2014.

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

As of October 9, 2014, the registrant had 64,443,332 shares of common stock outstanding, with a par value of $0.01.

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Unaudited consolidated condensed statements of operations and comprehensive income (loss) for the twelve and thirty-six weeks ended September 9, 2014 and September 3, 2013	1
	Unaudited consolidated condensed balance sheets as of September 9, 2014 and December 31, 2013	2
	Unaudited consolidated condensed statements of cash flows for the thirty-six weeks ended September 9, 2014 and September 3, 2013	3
	Unaudited consolidated condensed statements of changes in equity for the thirty-six weeks ended September 9, 2014 and September 3, 2013	4
	Notes to unaudited consolidated condensed financial statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55

Signatures.		56

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Twelve and Thirty-Six Weeks Ended September 9, 2014 and September 3, 2013

(In thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2014	September 3, 2013	September 9, 2014	September 3, 2013
REVENUES:
Club operations	$149,373	$143,487	$418,443	$394,696
Food and beverage	54,684	50,809	161,045	148,615
Other revenues	418	539	2,128	2,203
Total revenues	204,475	194,835	581,616	545,514

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	132,774	127,741	377,204	354,598
Cost of food and beverage sales exclusive of depreciation	18,400	17,185	53,338	49,179
Depreciation and amortization	17,160	17,030	50,405	49,497
Provision for doubtful accounts	850	1,102	996	2,004
Loss on disposals of assets	1,744	2,745	6,347	6,376
Impairment of assets	—	24	895	1,905
Equity in earnings from unconsolidated ventures	(660)	(424)	(1,493)	(966)
Selling, general and administrative	13,553	11,250	40,737	31,747
OPERATING INCOME	20,654	18,182	53,187	51,174

Interest and investment income	1,366	80	1,535	224
Interest expense	(12,944)	(19,499)	(44,242)	(58,646)
Loss on extinguishment of debt	—	—	(31,498)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,076	(1,237)	(21,018)	(7,248)
INCOME TAX (EXPENSE) BENEFIT	(5,802)	(3,793)	3,028	(1,150)
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,274	(5,030)	(17,990)	(8,398)
Loss from discontinued clubs, net of income tax (expense) benefit of $0 and ($2) for the twelve weeks ended September 9, 2014 and September 3, 2013, respectively, and $1 and $2 for the thirty-six weeks ended September 9, 2014 and September 3, 2013, respectively	(1)	(4)	(2)	(5)
NET INCOME (LOSS)	3,273	(5,034)	(17,992)	(8,403)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(63)	(129)	(137)	(131)
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$3,210	$(5,163)	$(18,129)	$(8,534)

NET INCOME (LOSS)	$3,273	$(5,034)	$(17,992)	$(8,403)
Foreign currency translation, net of tax	(140)	(1,430)	7	(988)
OTHER COMPREHENSIVE (LOSS) INCOME	(140)	(1,430)	7	(988)
COMPREHENSIVE INCOME (LOSS)	3,133	(6,464)	(17,985)	(9,391)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(63)	(129)	(137)	(131)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$3,070	$(6,593)	$(18,122)	$(9,522)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	63,990	50,570	63,905	50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,357	50,570	63,905	50,570

EARNINGS PER COMMON SHARE, BASIC:
Income (loss) from continuing operations attributable to ClubCorp	$0.05	$(0.10)	$(0.28)	$(0.17)
Income (loss) from discontinued clubs attributable to ClubCorp	$—	$—	$—	$—
Net income (loss) attributable to ClubCorp	$0.05	$(0.10)	$(0.28)	$(0.17)

EARNINGS PER COMMON SHARE, DILUTED:
Income (loss) from continuing operations attributable to ClubCorp	$0.05	$(0.10)	$(0.28)	$(0.17)
Income (loss) from discontinued clubs attributable to ClubCorp	$—	$—	$—	$—
Net income (loss) attributable to ClubCorp	$0.05	$(0.10)	$(0.28)	$(0.17)

Cash distributions declared per common share	$0.24	$—	$0.36	$0.69

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of September 9, 2014 and December 31, 2013

(In thousands of dollars, except share and per share amounts)

	September 9, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,801	$53,781
Receivables, net of allowances of $3,504 and $3,666 at September 9, 2014 and December 31, 2013, respectively	84,339	83,161
Inventories	18,173	15,819
Prepaids and other assets	14,406	13,339
Deferred tax assets, net	7,249	10,403
Total current assets	189,968	176,503
Investments	6,385	8,032
Property and equipment, net (includes $9,572 and $9,347 related to VIEs at September 9, 2014 and December 31, 2013, respectively)	1,271,572	1,234,903
Notes receivable, net of allowances of $659 and $724 at September 9, 2014 and December 31, 2013, respectively	5,115	4,756
Goodwill	258,459	258,459
Intangibles, net	26,932	27,234
Other assets	34,886	26,330
TOTAL ASSETS	$1,793,317	$1,736,217

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$13,571	$11,567
Membership initiation deposits - current portion	129,937	112,212
Accounts payable	29,184	26,764
Accrued expenses	28,661	36,772
Accrued taxes	21,493	20,455
Other liabilities	79,667	79,300
Total current liabilities	302,513	287,070
Long-term debt (includes $13,411 and $13,157 related to VIEs at September 9, 2014 and December 31, 2013, respectively)	720,249	638,112
Membership initiation deposits	202,620	204,152
Deferred tax liability, net	201,227	210,989
Other liabilities (includes $21,949 and $21,233 related to VIEs at September 9, 2014 and December 31, 2013, respectively)	166,893	157,944
Total liabilities	1,593,502	1,498,267
Commitments and contingencies (See Note 13)

EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 64,428,380 and 63,789,730 issued and outstanding at September 9, 2014 and December 31, 2013, respectively	644	638
Additional paid-in capital	300,118	320,274
Accumulated other comprehensive loss	(1,063)	(1,070)
Retained deficit	(110,798)	(92,669)
Total stockholders’ equity	188,901	227,173
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,914	10,777
Total equity	199,815	237,950
TOTAL LIABILITIES AND EQUITY	$1,793,317	$1,736,217

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Thirty-Six Weeks Ended September 9, 2014 and September 3, 2013

(In thousands of dollars)

	Thirty-Six Weeks Ended
	September 9, 2014	September 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,992)	$(8,403)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	50,103	47,521
Amortization	302	1,977
Asset impairments	895	1,905
Bad debt expense	1,012	2,014
Equity in earnings from unconsolidated ventures	(1,493)	(966)
Gain on investment in unconsolidated ventures	(1,276)	—
Distribution from investment in unconsolidated ventures	4,290	2,429
Loss on disposals of assets	6,343	6,376
Amortization and write-off of debt issuance costs and amortization of term loan discount	5,784	1,550
Accretion of discount on member deposits	14,211	14,149
Amortization of above and below market rent intangibles	(236)	115
Equity-based compensation	3,037	—
Redemption premium payment included in loss on extinguishment of debt	27,452	—
Net change in deferred tax assets and liabilities	(8,098)	(3,819)
Net change in prepaid expenses and other assets	(4,390)	(5,241)
Net change in receivables and membership notes	3,462	(28,659)
Net change in accounts payable and accrued liabilities	(8,204)	7,104
Net change in other current liabilities	(443)	30,548
Net change in other long-term liabilities	3,594	(1,780)
Net cash provided by operating activities	78,353	66,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55,087)	(42,066)
Acquisitions of clubs	(17,187)	(10,785)
Acquisition of Sequoia Golf, including escrow deposit	(10,000)	—
Proceeds from dispositions	314	90
Net change in restricted cash and capital reserve funds	(287)	34
Return of capital in equity investments	126	592
Net cash used in investing activities	(82,121)	(52,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(278,668)	(21,999)
Proceeds from new debt borrowings, net of loan discount	348,250	10,713
Repayments of revolving credit facility borrowings	(11,200)	—
Proceeds from revolving credit facility borrowings	11,200	—
Redemption premium payment	(27,452)	—
Debt issuance and modification costs	(2,930)	(6,684)
Distribution to owners	(22,980)	(35,000)
Proceeds from new membership initiation deposits	635	760
Repayments of membership initiation deposits	(1,075)	(1,030)
Net cash provided by (used in) financing activities	15,780	(53,240)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	(110)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,020	(38,665)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	53,781	81,965
CASH AND CASH EQUIVALENTS - END OF PERIOD	$65,801	$43,300
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$28,683	$34,648
Cash paid for income taxes	$1,956	$2,347
Non-cash investing and financing activities are as follows:
Capital lease	$14,057	$10,075

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Thirty-Six Weeks Ended September 9, 2014 and September 3, 2013

(In thousands of dollars, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 25, 2012	50,569,730	$506	$184,460	$(672)	$(51,777)	$10,565	$143,082
Distributions to owners	—	—	(35,000)	—	—	—	(35,000)
Net (loss) income	—	—	—	—	(8,534)	131	(8,403)
Other comprehensive loss	—	—	—	(988)	—	—	(988)
BALANCE - September 3, 2013	50,569,730	$506	$149,460	$(1,660)	$(60,311)	$10,696	$98,691

BALANCE - December 31, 2013	63,789,730	$638	$320,274	$(1,070)	$(92,669)	$10,777	$237,950
Issuance of shares related to equity-based compensation	638,650	6	(6)	—	—	—	—
Distributions to owners declared	—	—	(23,187)	—	—	—	(23,187)
Equity-based compensation expense	—	—	3,037	—	—	—	3,037
Net (loss) income	—	—	—	—	(18,129)	137	(17,992)
Other comprehensive income	—	—	—	7	—	—	7
BALANCE - September 9, 2014	64,428,380	$644	$300,118	$(1,063)	$(110,798)	$10,914	$199,815

See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, unless otherwise indicated)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations”, together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs. On September 25, 2013, Holdings completed an initial public offering (our “IPO”). As of September 9, 2014, the majority of Holdings' common stock was owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. ClubCorp, together with its subsidiaries, may be referred to as “we”, “us”, “our” or the “Company”.

Subsequent to September 9, 2014, on September 30, 2014, ClubCorp USA, Inc., a wholly owned subsidiary of Holdings, completed the acquisition of all the equity interests in each of Sequoia Golf Holdings, LLC and Parthenon-Sequoia Ltd. (“Sequoia Golf”). The acquisition was executed through an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Sequoia Golf Holdings, LLC, Parthenon-Sequoia Ltd., Parthenon Investors II, L.P., J&R Founders’ Fund II, L.P., PCIP Investors, and certain individuals named therein. The total purchase price was $265.0 million payable in cash, subject to customary closing adjustments, including net working capital. See Notes 9, 11 and 16 for further description of the acquisition and related financing.

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

We believe that the accompanying consolidated condensed financial statements reflect all adjustments considered necessary for a fair presentation of the interim periods. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations and other factors such as timing of acquisitions and dispositions of facilities.

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

The expected lives of active memberships are calculated annually, using historical attrition rates to determine the expected lives of active memberships. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated condensed financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During fiscal year 2013, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years. During fiscal year 2014, the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation fees and deposits recognized within club operations revenue on the consolidated condensed statements of operations were $3.0 million and $9.1 million for the twelve and thirty-six weeks ended September 9, 2014, respectively, and $4.2 million and $12.2 million for the twelve and thirty-six weeks ended September 3, 2013, respectively.

Foreign Currency—The functional currency of our entities located outside the United States is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately, net of tax of $0.0 million for all periods presented, as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the twelve and thirty-six weeks ended September 9, 2014 or September 3, 2013. Realized foreign currency transaction gains and losses are reflected in the consolidated condensed statements of operations and comprehensive loss in club operating costs.

Income Taxes—We recognize the tax benefit from an uncertain tax position only if we conclude that it is “more likely than not” that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. We use assumptions, estimates and our judgment in determining if the “more likely than not” standard has been met when developing our provision for income taxes. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

Equity-Based Awards—We measure the cost of employee services rendered in exchange for equity-based compensation based upon the grant date fair market value of the respective equity-based awards. The value is recognized over the requisite service period, which is generally the vesting period. The following table shows total equity-based compensation expense included in the consolidated condensed statements of operations:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2014	September 3, 2013	September 9, 2014	September 3, 2013
Club operating costs exclusive of depreciation	$256	$—	$1,053	$—
Selling, general and administrative	693	—	1,984	—
Pre-tax equity-based compensation expense	949	—	3,037	—
Less: benefit for income taxes	(548)	—	(912)	—
Equity-based compensation expense, net of tax	$401	$—	$2,125	$—

As of September 9, 2014, there was approximately $3.9 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The ClubCorp Holdings, Inc. 2012 Stock Award Plan, which was amended and restated as of August 14, 2013 (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards, restricted stock units

(“RSUs”), and performance restricted stock units (“PSUs”) under the Stock Plan. As of September 9, 2014, approximately 3.0 million shares of common stock were available for future issuance under the Stock Plan.
On April 1, 2012, Holdings granted RSUs to certain executives under the Stock Plan. The RSUs vest based on satisfaction of both a time condition and a liquidity condition and are converted into shares of our common stock upon vesting. The time condition is satisfied with respect to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock Plan) or after a period of time following the effective date of an initial public offering by us. On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into 211,596 shares of our common stock. On April 1, 2014, 211,579 of the RSUs vested and were converted into shares of our common stock. The remaining RSUs will convert into shares of our common stock upon satisfaction of the remaining time vesting requirement. As of September 9, 2014, 190,788 RSUs remain outstanding.

On January 17, 2014, and on February 7, 2014, we granted 103,886 and 111,589 shares of restricted stock, respectively, to certain participants under the Stock Plan. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us.

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

Subsequent to September 9, 2014, on September 25, 2014, we granted a total of 14,952 shares of restricted stock to our independent directors, vesting one year from the date of grant. See Note 16.

Prior to our IPO, unit awards were issued under a Management Profits Interest Program (“MPI”) which provided grants of time-vesting non-voting profits interests in Fillmore. In connection with the consummation of our IPO, the MPI participants surrendered all unit awards then held by them in exchange for an aggregate of 2,251,027 shares of Holdings' common stock previously held by Fillmore, 196,267 of which remain subject to time vesting requirements as of September 9, 2014.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-8 (“ASU 2014-8”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-8 amends guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amended guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. We adopted ASU 2014-8 during the twelve weeks ended September 9, 2014. The amended guidance was adopted prospectively; thus, no changes were made to dispositions that were classified as discontinued operations prior to this adoption. During the normal course of business, we have closed certain clubs that were underperforming and terminated certain management agreements. We believe the future divestiture of an individual club will not qualify as a discontinued operation as it is unlikely to represent a strategic shift or have a major effect on our financial results. Our adoption of ASU 2014-8 did not have a material impact on our consolidated financial position or results of operations. During the twelve weeks ended September 9, 2014, one management agreement was terminated. This divestiture would have qualified as a discontinued operation prior to our adoption of the amended guidance, but is reported within continuing operations under the amended guidance.

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

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $1.0 million collateralized by assets of the entity totaling $4.3 million as of September 9, 2014. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of September 9, 2014 total $3.6 million compared to recorded assets of $6.8 million.

The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities.
The following summarizes the carrying amount and classification of the VIEs' assets and liabilities in the consolidated condensed balance sheets as of September 9, 2014 and December 31, 2013, net of intercompany amounts:

	September 9, 2014	December 31, 2013
Current assets	$1,652	$1,407
Fixed assets, net	9,572	9,347
Other assets	850	850
Total assets	$12,074	$11,604

Current liabilities	$1,546	$1,644
Long-term debt	13,411	13,157
Other long-term liabilities	20,528	20,060
Noncontrolling interest	5,735	5,955
Company capital	(29,146)	(29,212)
Total liabilities and equity	$12,074	$11,604

Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $12.1 million and $11.6 million at September 9, 2014 and December 31, 2013, respectively.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.3 million and $1.4 million at September 9, 2014 and December 31, 2013, respectively, and include two golf club joint ventures and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations.

Additionally, we have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies, for which we exercise significant influence. The carrying value of the investment was $4.6 million and $6.2 million at September 9, 2014 and December 31, 2013, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $0.3 million and $2.3 million during the twelve and thirty-six weeks ended September 9, 2014, respectively, and $0.0 million and $2.1 million during the twelve and thirty-six weeks ended September 3, 2013, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture's financial statements at the time of the acquisition of CCI by affiliates of KSL was allocated to intangible assets of the joint venture and is being amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $4.6 million and $6.0 million at September 9, 2014 and December 31, 2013, respectively.

Our equity in net income from the investment described in the preceding paragraph is shown below:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2014	September 3, 2013	September 9, 2014	September 3, 2013
ClubCorp's equity in net income, excluding amortization	$1,167	$885	$2,967	$2,372
Amortization	(463)	(463)	(1,390)	(1,390)
ClubCorp's equity in net income	$704	$422	$1,577	$982

Additionally, we recognized $1.3 million of return on our equity investment within interest and investment income during the twelve and thirty-six weeks ended September 9, 2014. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of consolidated condensed statements of cash flows.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of September 9, 2014 and December 31, 2013:

	September 9, 2014		December 31, 2013
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$649,458	$644,595	$570,856	$601,775
Level 3	51,821	42,075	53,132	43,971
Total	$701,279	$686,670	$623,988	$645,746
______________________

(1)
The recorded value for Level 2 Debt is presented net of the $1.6 million and $0.0 million discount as of September 9, 2014 and December 31, 2013, respectively, on the Secured Credit Facilities, as defined in Note 9.

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

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of September 9, 2014 and December 31, 2013.

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

Property and Equipment—We recognized impairment losses to property and equipment of $0.9 million during the thirty-six weeks ended September 9, 2014, of which none was recognized during the twelve weeks ended September 9, 2014, to adjust the carrying amount of certain property and equipment to its fair value of $0.2 million due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. We recognized impairment losses to property and equipment of $1.9 million during the thirty-six weeks ended September 3, 2013, of which none was recognized during the twelve weeks ended September 3, 2013, to adjust the carrying amount of certain property and equipment to its fair value of $0.3 million. The valuation method used to determine fair value was based on an analysis of discounted future cash flows using a risk-adjusted discount rate (‘‘Income Approach’’), and based on cost adjusted for economic obsolescence (‘‘Cost Approach’’). The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at September 9, 2014 and December 31, 2013:

	September 9, 2014	December 31, 2013
Land and non-depreciable land improvements	$533,288	$530,212
Depreciable land improvements	358,716	339,806
Buildings and recreational facilities	430,263	416,259
Machinery and equipment	199,017	181,619
Leasehold improvements	103,285	95,901
Furniture and fixtures	80,118	72,687
Construction in progress	9,911	3,513
	1,714,598	1,639,997
Accumulated depreciation	(443,026)	(405,094)
Total	$1,271,572	$1,234,903

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We recognized impairment losses to property and equipment of $0.9 million during the thirty-six weeks ended September 9, 2014, of which none was recognized during the twelve weeks ended September 9, 2014, to adjust the carrying amount of certain property and equipment to its fair value of $0.2 million due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. See Note 5.

We recognized impairment losses of $1.9 million during the thirty-six weeks ended September 3, 2013, to adjust the carrying amount of certain property and equipment to its fair value of $0.3 million. We did not recognize any material impairment losses in the twelve weeks ended September 3, 2013.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at September 9, 2014 and December 31, 2013:

		September 9, 2014			December 31, 2013
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,850		$24,850	$24,850		$24,850
Liquor Licenses		2,023		2,023	2,023		2,023
Intangible assets with finite lives:
Member Relationships	7 years	2,800	(2,800)	—	2,800	(2,547)	253
Management Contracts	9 years	598	(539)	59	598	(490)	108
Total		$30,271	$(3,339)	$26,932	$30,271	$(3,037)	$27,234

Goodwill		$258,459		$258,459	$258,459		$258,459

Intangible Assets—Intangible assets include trade names, liquor licenses and member relationships. Intangible asset amortization expense was $0.1 million and $0.3 million for the twelve and thirty-six weeks ended September 9, 2014, respectively, and $0.7 million and $2.0 million for the twelve and thirty-six weeks ended September 3, 2013, respectively. The future amortization expense related to intangible assets with finite lives will be immaterial.

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 31, 2013	$113,108	$145,351	$258,459
September 9, 2014	$113,108	$145,351	$258,459

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at September 9, 2014 and December 31, 2013:

	September 9, 2014	December 31, 2013
Accrued compensation	$21,673	$27,933
Accrued interest	1,240	2,373
Other accrued expenses	5,748	6,466
Total accrued expenses	$28,661	$36,772

Taxes payable other than federal income taxes	$21,493	$20,000
Federal income taxes payable	—	455
Total accrued taxes	$21,493	$20,455

Advance deposits from members	$22,645	$17,305
Unearned dues	27,454	32,438
Deferred membership revenues	10,913	10,883
Insurance reserves	8,175	8,175
Distributions to owners declared, but unpaid	7,865	7,654
Other current liabilities	2,615	2,845
Total other current liabilities	$79,667	$79,300

Other long-term liabilities consist of the following at September 9, 2014 and December 31, 2013:

	September 9, 2014	December 31, 2013
Uncertain tax positions	$58,989	$56,105
Deferred membership revenues	42,702	42,773
Casualty insurance loss reserves - long term portion	13,445	11,255
Above market lease intangibles	960	1,347
Deferred rent	26,655	22,716
Accrued interest on notes payable related to Non-Core Development Entities	21,847	21,111
Other	2,295	2,637
Total other long-term liabilities	$166,893	$157,944

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the secured credit facilities (the “Secured Credit Facilities”). The Secured Credit Facilities were subsequently amended in 2012, 2013 and 2014. As amended through and as of September 9, 2014, the Secured Credit Facilities were comprised of (i) a $651.1 million term loan facility, and (ii) a revolving credit facility with $111.3 million available for borrowing, after deducting $23.7 million of standby letters of credit outstanding. In addition, as of September 9, 2014 the credit agreement governing the Secured Credit Facilities included an accordion feature which provided, subject to lender participation, for increases in the combined revolving and term loan capacity of the Secured Credit Facilities by incremental amounts of (a) $50.0 million, and, after full utilization of such $50.0 million, (b) an additional amount of incremental term or revolving commitments, so long as the Senior Secured Leverage Ratio (the “Senior Secured Leverage Ratio”) did not exceed 3.75:1.00.

As of September 9, 2014, the interest rate on the term loan facility was the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is July 24, 2020.

As of September 9, 2014, the revolving credit facility had capacity of $135.0 million, which was reduced by $23.7 million of standby letters of credit outstanding, leaving $111.3 million available for borrowing. All remaining revolving credit commitments are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

The credit agreement, as amended through September 9, 2014, contains a senior secured leverage ratio covenant. The Senior Secured Leverage Ratio, defined in the credit agreement as Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (Adjusted EBITDA), requires Operations and its restricted subsidiaries to maintain a leverage ratio of no greater than 5.00:1.00 as of the end of each fiscal quarter. As of September 9, 2014, Operations' leverage ratio was 3.66:1.00.

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

On February 21, 2014, Operations entered into a fourth amendment to the credit agreement governing the Secured Credit Facilities which made certain administrative changes to such credit agreement.

On April 11, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities to (i) provide an aggregate of $350.0 million, before a discount of $1.8 million, of additional senior secured term loans under the existing term loan facility, (ii) ease the Senior Secured Leverage Ratio as it relates to (a) payments of excess cash flow and (b) the financial covenant relating to the revolving credit commitments under the credit agreement, (iii) modify the accordion feature under the credit agreement to be calculated as (x) $50.0 million, plus (y) after the full utilization of the amount available under clause (x), an additional amount of incremental term or revolving commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00 and (iv) make other administrative changes to the credit agreement. The Senior Secured Leverage Ratio, as amended, requires Operations and its restricted subsidiaries to maintain a Senior Secured Leverage Ratio of no greater than 5.00:1.00. Under the fifth amendment, the additional borrowings under the term loan facility bore interest at the same rate as the existing term loans, which is the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%. The incremental term loan continues to mature on July 24, 2020.

Subsequent to September 9, 2014, on September 30, 2014, Operations entered into a sixth amendment to the credit agreement governing the Secured Credit Facilities to (i) provide an aggregate of $250.0 million, before a debt issuance discount of $1.9 million, of incremental senior secured term loans under the existing term loan facility, (ii) modify the interest rate on the term loan facility to the higher of (a) 4.5% or (b) an elected LIBOR plus a margin of 3.5%, (iii) modify the accordion feature under the credit agreement to provide for, subject to lender participation, additional borrowings in revolving or term loan commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00 and (iv) make other administrative changes to the credit agreement. The term loan continues to mature on July 24, 2020. See Note 16.

As of October 9, 2014, the Secured Credit Facilities are comprised of (i) a $901.1 million term loan facility and (ii) a revolving credit facility with $111.3 million available for borrowing, after deducting $23.7 million of standby letters of credit outstanding.

Operations incurred debt issuance costs in conjunction with the issuance of the Secured Credit Facilities of $6.8 million. These have been capitalized and are being amortized over the term of the loan. Operations incurred additional debt issuance costs of $0.8 million in conjunction with the amendment entered into on November 16, 2012, $4.4 million in conjunction with the second amendment entered into on July 24, 2013 and $3.4 million in conjunction with the third amendment entered into on August 30, 2013. These have also been capitalized and are being amortized over the remaining term of the loan. In conjunction with the fifth amendment entered into on April 11, 2014, Operations incurred $4.5 million in debt issuance costs; $2.7 million of these costs have been capitalized and are being amortized over the remaining term of the loan, while $1.8 million was expensed in the thirty-six weeks ended September 9, 2014.

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

On April 11, 2014, Operations provided notice to the trustee for the Senior Notes that Operations had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million was accounted for as loss on extinguishment of debt during the thirty-six weeks ended September 9, 2014.

Mortgage Loans

General Electric Capital Corporation (“GECC”)—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, we amended the loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of September 9, 2014, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

BancFirst—In May 2013, in connection with the acquisition of Oak Tree Country Club, we assumed a mortgage loan with BancFirst for $5.0 million with an original maturity of October 2014 and two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. Effective October 1, 2014, we have extended the term of the loan to October 1, 2015. We expect to meet the required conditions and currently intend to extend the loan with BancFirst to October 2016.

Long-term borrowings and lease commitments of the Company as of September 9, 2014 and December 31, 2013, are summarized below:

	September 9, 2014		December 31, 2013
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Notes	$—	—%	$269,750	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	651,106	4.00%	301,106	4.00%	Greater of (i) 4.0% or (ii) an elected LIBOR + 3.0%	2020
Revolving Credit Borrowings - ($135,000 capacity) (1)	—	3.23%	—	3.25%	LIBOR plus a margin of 3.0%	2018
Mortgage Loans
General Electric Capital Corporation	29,895	6.00%	30,313	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Atlantic Capital Bank	3,387	4.50%	3,493	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
BancFirst	4,341	4.50%	4,652	4.50%	Greater of (i) 4.5% or prime rate	2016
Other indebtedness	2,361	4.75% - 6.00%	2,837	4.75% - 8.00%	Fixed	Various
	702,927		623,988
Capital leases	32,541		25,691
	735,468		649,679
Less current portion	(13,571)		(11,567)
Less discount on the Secured Credit Facilities' Term Loan	(1,648)		—
Long-term debt	$720,249		$638,112
______________________

(1)
As of September 9, 2014, the revolving credit facility had capacity of $135.0 million, which was reduced by $23.7 million of standby letters of credit outstanding, leaving $111.3 million available for borrowing.

(2)	Notes payable related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2013 and thereafter is as follows. This table reflects the contractual maturity dates as of September 9, 2014.

Year	Debt	Capital Leases	Total
Remainder of 2014	$397	$3,841	$4,238
2015	4,730	11,444	16,174
2016	4,568	8,221	12,789
2017	28,885	5,431	34,316
2018	330	2,668	2,998
Thereafter (1)	664,017	936	664,953
Total	$702,927	$32,541	$735,468
______________________

(1)
As described above, subsequent to September 9, 2014, on September 30, 2014, Operations entered into a sixth amendment to the credit agreement governing the Secured Credit Facilities to provide an aggregate of $250.0 million of additional senior secured term loans under the existing term loan facility. This amount is not included in the table above. The proceeds were used to fund the Sequoia Golf acquisition. As of October 9, 2014, the term loan facility principal balance was $901.1 million.

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

Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve and thirty-six weeks ended September 9, 2014 was 63.9% and 14.4%, respectively, compared to (306.0)% and (15.9)%, for the twelve and thirty-six weeks ended September 3, 2013, respectively. For the twelve and thirty-six weeks ended September 9, 2014 and September 3, 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

We are subject to taxation in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Our annualized effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes.

As of September 9, 2014 and December 31, 2013, we have recorded $59.0 million and $56.1 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, which are included in other liabilities in the consolidated condensed balance sheets. The majority of unrecognized tax benefits relates to cancellation of indebtedness income stemming from the 2010 ClubCorp Formation and related debt restructuring transactions. The calculation of the cancellation of indebtedness income recognized in connection with the ClubCorp Formation was complex and involved significant judgments and interpretations on our part, including the valuation of assets held at such time.

We are currently undergoing an Internal Revenue Service (“IRS”) audit of certain components of the tax return for the year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts recognized in connection with the ClubCorp Formation. The IRS has completed its examination. Subsequent to September 9, 2014, on October 13, 2014, we executed and returned for counter-signature a closing agreement which would close out the audit. Should the closing agreement be finalized in the fourth quarter, we estimate that our total unrecognized tax benefits will be reduced by approximately $48.6 million, of which $11.7 million represents settlements and $36.9 million represents further reductions of prior period unrecognized tax benefits. In addition, we estimate that approximately $13.8 million of accrued interest and penalties will be reversed upon receipt of the counter-signed closing agreement. In total, we estimate that approximately $44.4 million of the above benefits will be recorded in the income statement, including interest and penalties.

In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years and have received notification of assessments by the Mexican taxing authorities. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels and one of the assessments has been remanded to the original examination team. We have filed litigation on another assessment issued for the 2008 tax year in the amount of $3.0 million, plus penalties and interest. Further, an additional Mexican subsidiary under audit received a notice of assessment for the 2009 tax year in the amount of $6.0 million, plus penalties and interest. We have responded to, and will vigorously challenge, this assessment through the appropriate Mexican administrative and/or judicial channels. As of September 9, 2014, we have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. We will continue to evaluate the relevant tax issues related to these assessments in future periods.

We believe we are adequately reserved for our uncertain tax positions as of September 9, 2014.

11. NEW AND ACQUIRED CLUBS

Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated condensed statements of operations since their date of acquisition.

Baylor Club—On April 30, 2014, we finalized the lease and management rights to the Baylor Club, an alumni club within the new Baylor University football stadium in Waco, Texas.

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

Revenues and operating income associated with the clubs acquired were not material for the twelve and thirty-six weeks ended September 9, 2014 and September 3, 2013. The pro forma information related to these acquisitions is not material to our historical results of operations.

Subsequent to September 9, 2014, on September 30, 2014, we acquired Sequoia Golf for total cash consideration of $265.0 million, subject to customary closing adjustments, including net working capital. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were available to be issued. See Note 16.

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

We began managing the business using Adjusted EBITDA, which is the earnings measure historically disclosed on a consolidated basis, as our measure of segment profit and loss at the beginning of fiscal year 2014. Prior to this change, we utilized Segment EBITDA (“Segment EBITDA”) as our measure of segment profit and loss, but we also presented Adjusted EBITDA on a consolidated basis, as certain financial covenants in the credit agreement governing the Secured Credit Facilities utilize this measure of Adjusted EBITDA. These two measurements have not produced materially different results. This change results in alignment of our internal measure of segment profit and loss with the measure used to evaluate our performance on a consolidated basis and the financial covenants under the Credit Agreement, and it reduces the number of non-GAAP measurements we report, thus simplifying our financial reporting. The manner in which we calculate Adjusted EBITDA has not changed. For comparability purposes, amounts for the twelve and thirty-six weeks ended September 3, 2013 have been recast.

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

The table below shows summarized financial information by segment for the twelve and thirty-six weeks ended September 9, 2014 and September 3, 2013:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2014	September 3, 2013	September 9, 2014	September 3, 2013
Golf and Country Clubs
Revenues	$164,804	$156,030	$459,766	$427,298
Adjusted EBITDA	46,860	43,153	133,115	122,540

Business, Sports and Alumni Clubs
Revenues	$38,960	$36,628	$120,066	$116,124
Adjusted EBITDA	5,785	4,712	20,446	18,849

Other
Revenues	$2,929	$3,209	$7,978	$6,292
Adjusted EBITDA	(7,213)	(6,333)	(26,287)	(24,316)

Elimination of intersegment revenues and segment reporting adjustments	$(2,218)	$(1,032)	$(6,194)	$(4,200)

Total
Revenues	$204,475	$194,835	$581,616	$545,514
Adjusted EBITDA	45,432	41,532	127,274	117,073

	As of
Total Assets	September 9, 2014	December 31, 2013
Golf and Country Clubs	1,296,276	1,254,988
Business, Sports and Alumni Clubs	95,499	90,078
Other	401,542	391,151
Consolidated	$1,793,317	$1,736,217

The table below provides a reconciliation of our net income (loss) to Adjusted EBITDA for the twelve and thirty-six weeks ended September 9, 2014 and September 3, 2013:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 9, 2014	September 3, 2013	September 9, 2014	September 3, 2013
Net income (loss)	$3,273	$(5,034)	$(17,992)	$(8,403)
Interest expense	12,944	19,499	44,242	58,646
Income tax expense (benefit)	5,802	3,793	(3,028)	1,150
Interest and investment income	(1,366)	(80)	(1,535)	(224)
Depreciation and amortization	17,160	17,030	50,405	49,497
EBITDA	$37,813	$35,208	$72,092	$100,666
Impairments, disposition of assets and income (loss) from discontinued operations and divested clubs (1)	1,745	2,737	7,166	8,170
Loss on extinguishment of debt (2)	—	—	31,498	—
Non-cash adjustments (3)	464	1,120	1,389	2,773
Other adjustments (4)	3,506	2,248	9,064	4,266
Equity-based compensation expense (5)	949	—	3,037	—
Acquisition adjustment (6)	955	219	3,028	1,198
Adjusted EBITDA	$45,432	$41,532	$127,274	$117,073
______________________

(1)
Includes non-cash impairment charges related to property and equipment, loss on disposals of assets and net loss or income from discontinued operations and divested clubs that do not quality as discontinued operations.

(2)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(3)
Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL and expense recognized for our long-term incentive plan related to fiscal years 2011 through 2013.

(4)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests of continuing operations, franchise taxes, adjustments to accruals for unclaimed property settlements, acquisition costs, debt amendment costs, equity offering costs, other charges incurred in connection with the ClubCorp Formation and management fees, termination fee and expenses paid to an affiliate of KSL.

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

Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our cash flows or ability to fund our cash needs. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of September 9, 2014, we had capital commitments of $8.2 million at certain of our clubs.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

We are currently undergoing an IRS audit of certain components of the tax return for the year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts recognized in connection with the ClubCorp Formation. The IRS has completed its examination. Subsequent to September 9, 2014, on October 13, 2014, and we executed and returned for counter-signature a closing agreement which would close out the audit. Should the closing agreement be finalized in the fourth quarter, we estimate that our total unrecognized tax benefits will be reduced by approximately $48.6 million, of which $11.7 million represents settlements and $36.9 million represents further reductions of prior period unrecognized tax benefits. In addition, we estimate that approximately $13.8 million of accrued interest and penalties will be reversed upon receipt of the counter-signed closing agreement. In total, we estimate that approximately $44.4 million of the above benefits will be recorded in the income statement, including interest and penalties. See Note 10.

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

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and we have estimated and recorded an immaterial amount within accrued expenses on the consolidated condensed balance sheet as of September 9, 2014.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At September 9, 2014, we have an immaterial amount recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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
Presented below is basic and diluted EPS for the twelve and thirty-six weeks ended September 9, 2014 and September 3, 2013 (in thousands, except per share amounts):

	Twelve Weeks Ended				Thirty-Six Weeks Ended
	September 9, 2014		September 3, 2013		September 9, 2014		September 3, 2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations attributable to ClubCorp	$3,211	$3,211	$(5,159)	$(5,159)	$(18,127)	$(18,127)	$(8,529)	$(8,529)
Weighted-average shares outstanding	63,990	63,990	50,570	50,570	63,905	63,905	50,570	50,570
Effect of dilutive equity-based awards	—	367	—	—	—	—	—	—
Total Shares	63,990	64,357	50,570	50,570	63,905	63,905	50,570	50,570
Income (loss) from continuing operations attributable to ClubCorp per share	$0.05	$0.05	$(0.10)	$(0.10)	$(0.28)	$(0.28)	$(0.17)	$(0.17)

For the thirty-six weeks ended September 9, 2014, there are 0.4 million potential common shares excluded from the calculation of diluted EPS because the effect of their inclusion would reduce our net loss from continuing operations attributable to ClubCorp per share and would be anti-dilutive. As of September 9, 2014, our outstanding restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
Fiscal Year 2013
December 26, 2012	$0.69	December 26, 2012	$35,000	December 27, 2012
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014

Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014

15. RELATED PARTY TRANSACTIONS

During the twelve and thirty-six weeks ended September 3, 2013, we were a party to a management agreement (the “Management Agreement”) with an affiliate of KSL, pursuant to which we were provided financial and management consulting services in exchange for an annual fee of $1.0 million. In addition, we agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the twelve and thirty-six weeks ended September 3, 2013, we paid an affiliate of KSL approximately $0.3 million and $0.8 million, respectively, in management fees. The Management Agreement allowed that, in the event of a financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders' maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. Following our IPO and effective October 1, 2013, the Management Agreement was terminated and in connection with the termination, we made a one-time payment of $5.0 million during the fiscal year ended December 31, 2013.

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees are payable under such agreement, however we have agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually. The expense associated with this contract was not material during the twelve and thirty-six weeks ended September 9, 2014.

On December 27, 2012, during the thirty-six weeks ended September 3, 2013, we made a $35.0 million distribution to our owners.

During the twelve and thirty-six weeks ended September 3, 2013, we paid $0.0 million and $0.4 million, respectively, to affiliates of KSL for private party events. The amounts were immaterial during the twelve and thirty-six weeks ended September 9, 2014.

Effective May 1, 2013, we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain golf-related consulting services in exchange for an annual fee of $0.1 million. The revenue associated with this contract was immaterial during the twelve and thirty-six weeks ended September 9, 2014 and September 3, 2013.

As of September 9, 2014, we had receivables of $0.2 million and payables of $0.6 million and as of December 31, 2013, we had receivables of $0.2 million and payables of $0.1 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.3 million in the twelve and thirty-six weeks ended September 9, 2014, respectively, and $0.1 million and $0.3 million in the twelve and thirty-six weeks ended September 3, 2013, respectively, in management fees from these ventures. As of September 9, 2014 and December 31, 2013, we had a receivable of $2.5 million and $1.8 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. During the twelve and thirty-six weeks ended September 9, 2014 and September 3, 2013, revenue associated with these arrangements was not material.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the twelve and thirty-six weeks ended September 9, 2014 and September 3, 2013, royalty payments received in connection with these arrangements were not material.

16. SUBSEQUENT EVENTS

On September 9, 2014, our board of directors declared a cash dividend of $7.7 million, or $0.12 per share of common stock, to all common stockholders of record at the close of business on October 3, 2014. This dividend was paid on October 15, 2014.

Subsequent to September 9, 2014, on September 25, 2014, we granted a total of 14,952 shares of restricted stock to our independent directors, vesting one year from the date of grant. See Note 2.

Subsequent to September 9, 2014, on September 30, 2014, we acquired Sequoia Golf for total cash consideration of $265.0 million, subject to customary closing adjustments, including net working capital. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were available to be issued. Sequoia Golf is comprised of 30 owned golf and country clubs and 20 clubs which are leased or managed. The acquisition of Sequoia Golf was funded through a $10.0 million escrow deposit made during the twelve weeks ended September 9, 2014, $5.0 million of cash and cash equivalents on September 30, 2014 and $250.0 million of incremental term loan borrowings under the Secured Credit Facilities. The incremental borrowings were provided through the sixth amendment to the credit agreement governing the Secured Credit Facilities completed on September 30, 2014. See Note 9.

We are currently undergoing an IRS audit of certain components of the tax return for the year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts recognized in connection with the ClubCorp Formation. The IRS has completed its examination. Subsequent to September 9, 2014, on October 13, 2014, we executed and returned for counter-signature a closing agreement which would close out the audit. Should the closing agreement be finalized in the fourth quarter, we estimate that our total unrecognized tax benefits will be reduced by approximately $48.6 million, of which $11.7 million represents settlements and $36.9 million represents further reductions of prior period unrecognized tax benefits. In addition, we estimate that approximately $13.8 million of accrued interest and penalties will be reversed upon receipt of the counter-signed closing agreement. In total, we estimate that approximately $44.4 million of the above benefits will be recorded in the income statement, including interest and penalties. See Note 10.

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

•
our substantial indebtedness, which may adversely affect our financial condition and our ability to operate our business, react to changes in the economy or our industry, pay our debts and which could divert our cash flows from operations for debt payments;

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness could cause our debt service obligations to increase significantly;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions;

•	complications integrating acquired businesses or properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	risks related to tax examinations by the IRS and other tax authorities;

•	cancellation of indebtedness income resulting from cancellation of certain indebtedness;

•	the substantial ownership of our equity by affiliates of KSL;

•	future sales of our common stock could cause the market price to decline;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders' ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	our stock price may change significantly;

•	our ability to declare and pay dividends;

•	securities analysts could publish information that negatively impacts our stock price and trading volume;

•	anti-takeover provisions could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities;

•	as a “controlled company”, we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies;

•	“emerging growth company” status as defined in the Jumpstart Our Business Startups (“JOBS”) Act may impact attractiveness of our common stock to investors; and

•	other factors detailed herein and in our 2013 Annual Report filed with the Securities and Exchange Commission (“SEC”).
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

Overview
We are a leading owner-operator of private golf and country clubs, business, sports and alumni clubs in North America. As of September 9, 2014, our portfolio of 158 owned or operated clubs, with over 153,000 memberships, serves over 370,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 85 of our 108 golf and country clubs. We lease, manage or operate through joint ventures the remaining 23 golf and country clubs. Likewise, we own one business club and lease, manage or operate through a joint venture the remaining 49 business, sports and alumni clubs. Our golf and country clubs include 86 private country clubs, 15 semi-private clubs and seven public golf courses. Our business, sports and alumni clubs include 30 business clubs, 12 business and sports clubs, seven alumni clubs, and one sports club. Our facilities are located in 25 states, the District of Columbia and two foreign countries.

Subsequent to September 9, 2014, on September 30, 2014, we acquired Sequoia Golf which is comprised of 30 owned golf and country clubs and 20 clubs which are leased or managed.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These programs are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club's amenities. One such offering is our Optimal Network Experience (“O.N.E.”) program, an upgrade offering that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of September 9, 2014, approximately 46% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 43% of memberships that were enrolled in one or more of our upgrade programs as of December 31, 2013.

The following tables present our membership counts for same store and new or acquired clubs at the end of the periods indicated. References to percentage changes that are not meaningful are denoted by “NM”.

	September 9, 2014	December 31, 2013	Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	84,917	82,479	2,438	3.0%
New or Acquired Clubs (2)	5,262	1,959	3,303	NM
Total Golf and Country Clubs	90,179	84,438	5,741	6.8%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	61,950	61,405	545	0.9%
New or Acquired Clubs	1,120	—	1,120	NM
Total Business, Sports and Alumni Clubs (3)	63,070	61,405	1,665	2.7%
Total
Same Store Clubs (1)	146,867	143,884	2,983	2.1%
New or Acquired Clubs (2)	6,382	1,959	4,423	NM
Total memberships at end of period (3)	153,249	145,843	7,406	5.1%
_______________________

(1)
See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or Acquired Clubs include those clubs which are under development or were acquired, opened or added under management agreements in the thirty-six weeks ended September 9, 2014 and fiscal year ended December 31, 2013 consisting of: Oak Tree Country Club, Cherry Valley Country Club, Chantilly National Golf and Country Club, Prestonwood Country Club, TPC Michigan, TPC Piper Glen and Baylor Club.

(3)	Does not include certain international club memberships.

Subsequent to our quarter-end, we acquired Sequoia Golf which will increase new or acquired club membership counts in future periods.

	September 3, 2013	December 25, 2012	Change	% Change
Golf and Country Clubs
Same Store Clubs (1)	83,320	81,112	2,208	2.7%
New or Acquired Clubs (2)	2,313	632	1,681	NM
Total Golf and Country Clubs	85,633	81,744	3,889	4.8%
Business, Sports and Alumni Clubs
Same Store Clubs (1)	61,882	62,046	(164)	(0.3)%
New or Acquired Clubs	—	—	—	NM
Total Business, Sports and Alumni Clubs (3)	61,882	62,046	(164)	(0.3)%
Total
Same Store Clubs (1)	145,202	143,158	2,044	1.4%
New or Acquired Clubs (2)	2,313	632	1,681	NM
Total memberships at end of period (3)	147,515	143,790	3,725	2.6%
_______________________

(1)
See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or Acquired Clubs include those clubs which were acquired, opened or added under management agreements in the fiscal years ended December 31, 2013 and December 25, 2012 consisting of: LPGA International, Hartefeld National Golf Club, Oak Tree Country Club, Cherry Valley Country Club and Chantilly National Golf and Country Club.

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

Further, the timing of distributions from our equity method investments, including Avendra, LLC, a purchasing cooperative of hospitality companies, varies due to factors outside of our control. Adjusted EBITDA, as defined in “Basis of Presentation—EBITDA and Adjusted EBITDA” is impacted when cash distributions from equity method investments vary from the equity in earnings recognized for the related investments.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 25, 2012	80	13	3	6	102	1	43	4	1	49
First Quarter 2013	—	—	—	—	—	—	—	—	—	—
Second Quarter 2013 (1)	1	—	—	—	1	—	—	—	—	—
Third Quarter 2013 (2)	—	1	—	—	1	—	—	—	—	—
Fourth Quarter 2013 (3)	—	1	—	—	1	—	—	—	—	—
December 31, 2013	81	15	3	6	105	1	43	4	1	49
First Quarter 2014 (4)	2	—	—	—	2	—	—	1	—	1
Second Quarter 2014 (5)	2	—	—	—	2	—	1	—	—	1
Third Quarter 2014 (6)	—	—	(1)	—	(1)	—	(1)	—	—	(1)
September 9, 2014	85	15	2	6	108	1	43	5	1	50
 _______________________

(1)	In May 2013, we acquired Oak Tree Country Club, a private country club located in Edmond, Oklahoma.

(2)	In June 2013, we acquired Cherry Valley Country Club, a private country club located in Skillman, New Jersey.

(3)	In December 2013, we acquired Chantilly National Golf and Country Club, a private country club located in Centreville, Virginia.

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

(6)
In July 2014, the management agreement with Hollytree Country Club, a private country club located in Tyler, Texas, was terminated. In August 2014, we combined the membership of two leased business clubs within downtown Raleigh, North Carolina into one club which is named City Club Raleigh. City Club Raleigh occupies the space formerly occupied by the Cardinal Club. The space formerly occupied by the Capital City Club is no longer under lease.

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

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in three foreign jurisdictions.

As of September 9, 2014 and December 31, 2013, we have recorded $59.0 million and $56.1 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties, which are included in other liabilities in the consolidated condensed balance sheets. The majority of unrecognized tax benefits relates to cancellation of indebtedness income stemming from the 2010 ClubCorp Formation and related debt restructuring transactions. The calculation of the cancellation of indebtedness income recognized in connection with the ClubCorp Formation was complex and involved significant judgments and interpretations on our part, including the valuation of assets held at such time.

We are currently undergoing an IRS audit of certain components of the tax return for the year ended December 28, 2010, which includes the debt restructuring transactions and related cancellation of indebtedness income amounts recognized in connection with the ClubCorp Formation. The IRS has completed its examination. Subsequent to September 9, 2014, on October 13, 2014, we executed and returned for counter-signature a closing agreement which would close out the audit. Should the closing agreement be finalized in the fourth quarter, we estimate that our total unrecognized tax benefits will be reduced by approximately $48.6 million, of which $11.7 million represents settlements and $36.9 million represents further reductions of prior period unrecognized tax benefits. In addition, we estimate that approximately $13.8 million of accrued interest and penalties will be reversed upon receipt of the counter-signed closing agreement. In total, we estimate that approximately $44.4 million of the above benefits will be recorded in the income statement, including interest and penalties.

In addition, certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years and have received notification of assessments by the Mexican taxing authorities. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels and one of the assessments has been remanded to the original examination team. We have filed litigation on another assessment issued for the 2008 tax year in the amount of $3.0 million, plus penalties and interest. Further, an additional Mexican subsidiary under audit received a notice of assessment for the 2009 tax year in the amount of $6.0 million, plus penalties and interest. We have responded to, and will vigorously challenge, this assessment through the appropriate Mexican administrative and/or judicial channels. As of September 9, 2014, we have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. We will continue to evaluate the relevant tax issues related to these assessments in future periods.

We believe we are adequately reserved for our uncertain tax positions as of September 9, 2014.

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
We began managing the business using Adjusted EBITDA, which is the earnings measure historically disclosed on a consolidated basis, as our measure of segment profit and loss at the beginning of fiscal year 2014. Prior to this change, we utilized Segment EBITDA (“Segment EBITDA”) as our measure of segment profit and loss, but we also presented Adjusted EBITDA on a consolidated basis, as certain financial covenants in the credit agreement governing the Secured Credit Facilities utilize this measure of Adjusted EBITDA. These two measurements have not produced materially different results. This change results in alignment of our internal measure of segment profit and loss with the measure used to evaluate our performance on a consolidated basis and the financial covenants under the Credit Agreement, and it reduces the number of non-GAAP measurements we report, thus simplifying our financial reporting. The manner in which we calculate Adjusted EBITDA has not changed. For comparability purposes, amounts for the twelve and thirty-six weeks ended September 3, 2013 have been recast.

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

The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Thirty-Six Weeks Ended		Four Quarters Ended (7)
	September 9, 2014	September 3, 2013	September 9, 2014	September 3, 2013	September 9, 2014
	(dollars in thousands)
Net income (loss)	$3,273	$(5,034)	$(17,992)	$(8,403)	$(50,269)
Interest expense	12,944	19,499	44,242	58,646	69,265
Income tax expense (benefit)	5,802	3,793	(3,028)	1,150	(2,497)
Interest and investment income	(1,366)	(80)	(1,535)	(224)	(1,656)
Depreciation and amortization	17,160	17,030	50,405	49,497	72,981
EBITDA	$37,813	$35,208	$72,092	$100,666	$87,824
Impairments, disposition of assets and income (loss) from discontinued operations and divested clubs (1)	1,745	2,737	7,166	8,170	13,360
Loss on extinguishment of debt (2)	—	—	31,498	—	48,354
Non-cash adjustments (3)	464	1,120	1,389	2,773	2,545
Other adjustments (4)	3,506	2,248	9,064	4,266	14,932
Equity-based compensation expense (5)	949	—	3,037	—	17,254
Acquisition adjustment (6)	955	219	3,028	1,198	3,136
Adjusted EBITDA	$45,432	$41,532	$127,274	$117,073	$187,405
______________________

(1)
Includes non-cash impairment charges related to property and equipment, loss on disposals of assets and net loss or income from discontinued operations and divested clubs that do not quality as discontinued operations.

(2)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(3)
Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL and expense recognized for our long-term incentive plan related to fiscal years 2011 through 2013.

(4)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests of continuing operations, franchise taxes, adjustments to accruals for unclaimed property settlements, acquisition costs, debt amendment costs, equity offering costs, other charges incurred in connection with the ClubCorp Formation and management fees, termination fee and expenses paid to an affiliate of KSL.

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

(7)	The four quarters ended September 9, 2014 includes fifty-three weeks.

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

Same Store Analysis

We employ “same store” analysis techniques for a variety of management purposes. By our definition, clubs are evaluated at the beginning of each year and considered same store once they have been fully operational for one fiscal year. Newly acquired or opened clubs, clubs added under management agreements and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. Once a club has been divested, it is removed from the same store classification for all periods presented. For same store year-over-year comparisons, clubs must be open the entire year for both years in the comparison to be considered same store, therefore, same store facility counts and operating results may vary depending on the years of comparison. We believe this approach provides for a more effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our established same store clubs without the inclusion of newly acquired or opened clubs.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third quarters each consist of twelve weeks while our fourth quarter consists of sixteen or seventeen weeks.

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended				Thirty-Six Weeks Ended
	September 9, 2014	% of Revenue	September 3, 2013	% of Revenue	September 9, 2014	% of Revenue	September 3, 2013	% of Revenue
	(in thousands, except per share amounts)
Revenues:
Club operations	$149,373	73.1%	$143,487	73.6%	$418,443	71.9%	$394,696	72.4%
Food and beverage	54,684	26.7%	50,809	26.1%	161,045	27.7%	148,615	27.2%
Other revenues	418	0.2%	539	0.3%	2,128	0.4%	2,203	0.4%
Total revenues	204,475		194,835		581,616		545,514

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	132,774	64.9%	127,741	65.6%	377,204	64.9%	354,598	65.0%
Cost of food and beverage sales exclusive of depreciation	18,400	9.0%	17,185	8.8%	53,338	9.2%	49,179	9.0%
Depreciation and amortization	17,160	8.4%	17,030	8.7%	50,405	8.7%	49,497	9.1%
Provision for doubtful accounts	850	0.4%	1,102	0.6%	996	0.2%	2,004	0.4%
Loss on disposals of assets	1,744	0.9%	2,745	1.4%	6,347	1.1%	6,376	1.2%
Impairment of assets	—	—%	24	—%	895	0.2%	1,905	0.3%
Equity in earnings from unconsolidated ventures	(660)	(0.3)%	(424)	(0.2)%	(1,493)	(0.3)%	(966)	(0.2)%
Selling, general and administrative	13,553	6.6%	11,250	5.8%	40,737	7.0%	31,747	5.8%
Operating income	20,654	10.1%	18,182	9.3%	53,187	9.1%	51,174	9.4%

Interest and investment income	1,366	0.7%	80	—%	1,535	0.3%	224	—%
Interest expense	(12,944)	(6.3)%	(19,499)	(10.0)%	(44,242)	(7.6)%	(58,646)	(10.8)%
Loss on extinguishment of debt	—	—%	—	—%	(31,498)	(5.4)%	—	—%
Income (loss) from continuing operations before income taxes	9,076	4.4%	(1,237)	(0.6)%	(21,018)	(3.6)%	(7,248)	(1.3)%
Income tax (expense) benefit	(5,802)	(2.8)%	(3,793)	(1.9)%	3,028	0.5%	(1,150)	(0.2)%
Income (loss) from continuing operations	3,274	1.6%	(5,030)	(2.6)%	(17,990)	(3.1)%	(8,398)	(1.5)%
Loss from discontinued clubs, net of income tax (expense) benefit	(1)	—%	(4)	—%	(2)	—%	(5)	—%
NET INCOME (LOSS)	3,273	1.6%	(5,034)	(2.6)%	(17,992)	(3.1)%	(8,403)	(1.5)%
Net income attributable to noncontrolling interests	(63)	—%	(129)	(0.1)%	(137)	—%	(131)	—%
Net income (loss) attributable to ClubCorp	$3,210	1.6%	$(5,163)	(2.6)%	$(18,129)	(3.1)%	$(8,534)	(1.6)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	63,990		50,570		63,905		50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,357		50,570		63,905		50,570

EARNINGS PER COMMON SHARE, BASIC:
Income (loss) from continuing operations attributable to ClubCorp	$0.05		$(0.10)		$(0.28)		$(0.17)
Income (loss) from discontinued clubs attributable to ClubCorp	$—		$—		$—		$—
Net income (loss) attributable to ClubCorp	$0.05		$(0.10)		$(0.28)		$(0.17)

EARNINGS PER COMMON SHARE, DILUTED:
Income (loss) from continuing operations attributable to ClubCorp	$0.05		$(0.10)		$(0.28)		$(0.17)
Income (loss) from discontinued clubs attributable to ClubCorp	$—		$—		$—		$—
Net income (loss) attributable to ClubCorp	$0.05		$(0.10)		$(0.28)		$(0.17)

Comparison of the Twelve Weeks Ended September 9, 2014 and September 3, 2013

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended September 9, 2014 and September 3, 2013:

	Twelve Weeks Ended
	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Total revenues	$204,475	$194,835	$9,640	4.9%
Club operating costs and expenses exclusive of depreciation (1)	152,024	146,028	5,996	4.1%
Depreciation and amortization	17,160	17,030	130	0.8%
Loss on disposals of assets	1,744	2,745	(1,001)	(36.5)%
Impairment of assets	—	24	(24)	(100.0)%
Equity in earnings from unconsolidated ventures	(660)	(424)	(236)	(55.7)%
Selling, general and administrative	13,553	11,250	2,303	20.5%
Operating income	20,654	18,182	2,472	13.6%
Interest and investment income	1,366	80	1,286	1,607.5%
Interest expense	(12,944)	(19,499)	6,555	33.6%
Income (loss) from continuing operations before income taxes	9,076	(1,237)	10,313	833.7%
Income tax expense	(5,802)	(3,793)	(2,009)	(53.0)%
Income (loss) from continuing operations	$3,274	$(5,030)	$8,304	165.1%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $204.5 million for the twelve weeks ended September 9, 2014 increased $9.6 million, or 4.9%, over the twelve weeks ended September 3, 2013, largely due to increased golf and country club revenue. Golf and country club revenue increased $8.8 million, or 5.6%, of which $6.0 million is attributable to golf and country club properties added in 2013 and 2014. The remaining $2.8 million golf and country club revenue increase is driven by increases in same store dues and food and beverage revenue offset by decreases in other revenue and golf operations revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our business, sports and alumni club segment revenue increased $2.3 million, or 6.4%, of which $0.4 million is attributable to business, sports and alumni club properties added in 2013 and 2014. The remaining $1.9 million business, sports and alumni club revenue increase is primarily due to increases in same store food and beverage revenue and dues.

Club operating costs and expenses totaling $152.0 million for the twelve weeks ended September 9, 2014 increased $6.0 million, or 4.1%, compared to the twelve weeks ended September 3, 2013. The increase is largely due to $5.7 million of club operating costs and expenses from club properties added in 2013 and 2014 and $1.1 million of increased variable labor costs and food and beverage cost of goods sold associated with higher revenues offset by $0.7 million lower property tax expense largely due to property tax credits received in 2014.

Depreciation and amortization increased $0.1 million, or 0.8% during the twelve weeks ended September 9, 2014 compared to the twelve weeks ended September 3, 2013, due to $0.7 million higher depreciation resulting from our increased fixed asset balances due to club acquisitions and reinvention and expansion capital spend. The increase is offset by $0.6 million lower amortization expense from intangible assets that fully amortized during the fiscal year ended December 31, 2013.

Loss on disposal of assets for the twelve weeks ended September 9, 2014 and September 3, 2013 of $1.7 million and $2.7 million, respectively, were largely comprised of losses on asset retirements during the normal course of business.

Selling, general and administrative expenses of $13.6 million for the twelve weeks ended September 9, 2014 increased $2.3 million, or 20.5%, compared to the twelve weeks ended September 3, 2013. The major components of selling, general and administrative expenses are shown in the table below.

	Twelve Weeks Ended
Components of selling, general and administrative expense (1)	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	12,284	10,980	1,304	11.9%
Capital structure costs	576	270	306	113.3%
Equity-based compensation	693	—	693	100.0%
Selling, general and administrative	$13,553	$11,250	$2,303	20.5%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $12.3 million for the twelve weeks ended September 9, 2014, an increase of $1.3 million, or 11.9%, compared to the twelve weeks ended September 3, 2013. Professional fees increased $0.8 million due to increased acquisition costs largely related to the Sequoia Golf acquisition and increases related to being a public-equity filer partially offset by savings in connection with the termination of a management agreement with an affiliate of KSL during the fiscal year ended December 31, 2013. Additionally, we recognized a $0.3 million increase in payroll expense which includes incremental payroll expense related to being a public-equity filer.

Capital structure costs included within selling, general and administrative expenses increased $0.3 million to $0.6 million during the twelve weeks ended September 9, 2014 primarily due to costs associated with a secondary equity offering by our majority shareholder while capital structure costs were $0.3 million during the twelve weeks ended September 3, 2013 primarily due to costs associated with the second and third amendments to the credit agreement governing the Secured Credit Facilities.

Equity-based compensation expense included within selling, general and administrative expenses increased due to the recognition of equity-based compensation expense of $0.7 million in the twelve weeks ended September 9, 2014, while no such expense was recognized in the twelve weeks ended September 3, 2013.

Interest expense totaled $12.9 million and $19.5 million for the twelve weeks ended September 9, 2014 and September 3, 2013, respectively. During our second quarter, on May 11, 2014, the remaining balance of 10% Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.0% as of September 9, 2014. Specifically, the $6.6 million decrease is primarily comprised of a $9.5 million reduction due to the lower principal balance on the Senior Notes, including a partial redemption during fiscal year 2013, offset by a $2.9 million increase in interest on the term loan facility due to the increased principal balance partially offset by lower interest rates.

The effective tax rates for the twelve weeks ended September 9, 2014 and September 3, 2013 were 63.9% and (306.0)%, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying our year-to-date pre-tax income or loss by an annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss expected for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended September 9, 2014 and September 3, 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the twelve weeks ended September 9, 2014 and September 3, 2013:

	Twelve Weeks Ended
Consolidated Summary	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Total Revenue	$204,475	$194,835	$9,640	4.9%

Adjusted EBITDA:
Golf and Country Clubs	$46,860	$43,153	$3,707	8.6%
Business, Sports and Alumni Clubs	5,785	4,712	1,073	22.8%
Other	(7,213)	(6,333)	(880)	(13.9)%
Total Adjusted EBITDA (1)	$45,432	$41,532	$3,900	9.4%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended September 9, 2014 and September 3, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$68,990	$66,047	$2,943	4.5%
Food and Beverage	34,454	33,696	758	2.2%
Golf Operations	38,081	38,493	(412)	(1.1)%
Other	13,324	13,837	(513)	(3.7)%
Revenue	$154,849	$152,073	$2,776	1.8%
Adjusted EBITDA	$45,494	$42,690	$2,804	6.6%
Adjusted EBITDA Margin	29.4%	28.1%	130 bps	4.6%

New or Acquired Clubs
Revenue	$9,955	$3,957	$5,998	NM
Adjusted EBITDA	$1,366	$463	$903	NM

Total Golf and Country Clubs
Revenue	$164,804	$156,030	$8,774	5.6%
Adjusted EBITDA	$46,860	$43,153	$3,707	8.6%
Adjusted EBITDA Margin	28.4%	27.7%	70 bps	2.5%

Same Store Memberships	84,917	84,060	857	1.0%
Total Memberships	90,179	85,633	4,546	5.3%
Same Store Average Membership (1)	84,666	83,771	895	1.1%
Dues per Average Same Store Membership (2)	$815	$788	$27	3.4%
Revenue per Average Same Store Membership (2)	$1,829	$1,815	$14	0.8%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenue for same store golf and country clubs increased $2.8 million, or 1.8%, for the twelve weeks ended September 9, 2014 compared to the twelve weeks ended September 3, 2013, largely due to increases in dues and food and beverage revenue offset by decreases in other revenue and golf operations revenue. Dues revenue increased $2.9 million, or 4.5%, due to a rate increase in dues per same store average membership, greater participation in the O.N.E. offering and an increase in the number of memberships. Food and beverage revenue increased $0.8 million, or 2.2%, primarily due to a 2.7% increase in a la carte revenue, driven by an 11.2% increase in a la carte check average, and an increase in corporate private events. Other revenue decreased $0.5 million, or 3.7%, largely due to lower revenue recognized for membership initiation fees and deposits which are being recognized within revenue over longer expected lives of active memberships. Golf operations revenue decreased $0.4 million, or 1.1%, due to decreases in retail revenue and green fee revenue driven by inclement weather which resulted in lower rounds played.

Adjusted EBITDA for same store golf and country clubs increased $2.8 million, or 6.6%, for the twelve weeks ended September 9, 2014 compared to the twelve weeks ended September 3, 2013, largely due to the increase in higher margin dues revenue combined with improved margins in food and beverage. Additionally, property tax expense decreased $0.6 million largely due to property tax credits received in 2014. As a result, same store Adjusted EBITDA margin for the twelve weeks ended September 9, 2014 increased 130 basis points over the twelve weeks ended September 3, 2013.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended September 9, 2014 and September 3, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$17,942	$17,580	$362	2.1%
Food and Beverage	17,933	16,354	1,579	9.7%
Other	2,694	2,694	—	—%
Revenue	$38,569	$36,628	$1,941	5.3%
Adjusted EBITDA	$5,990	$4,712	$1,278	27.1%
Adjusted EBITDA Margin	15.5%	12.9%	260 bps	20.2%

New or Acquired Clubs
Revenue	$391	$—	$391	NM
Adjusted EBITDA	$(205)	$—	$(205)	NM

Total Business, Sports and Alumni Clubs
Revenue	$38,960	$36,628	$2,332	6.4%
Adjusted EBITDA	5,785	4,712	$1,073	22.8%
Adjusted EBITDA Margin	14.8%	12.9%	190 bps	14.7%

Same Store Memberships	61,950	61,882	68	0.1%
Total Memberships	63,070	61,882	1,188	1.9%
Same Store Average Membership (1)	61,848	61,952	(104)	(0.2)%
Dues per Average Same Store Membership (2)	$290	$284	$6	2.1%
Revenue per Average Same Store Membership (2)	$624	$591	$33	5.6%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenues for same store business, sports and alumni clubs increased $1.9 million, or 5.3%, for the twelve weeks ended September 9, 2014 compared to the twelve weeks ended September 3, 2013, due to increases in food and beverage revenue and dues. Food and beverage revenue increased $1.6 million, or 9.7%, due primarily to a 12.3% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $0.4 million, or 2.1% due largely to a rate increase in dues per same store average membership during the twelve weeks ended September 9, 2014.

Adjusted EBITDA for same store business, sports and alumni clubs increased $1.3 million, or 27.1%, for the twelve weeks ended September 9, 2014 compared to the twelve weeks ended September 3, 2013 primarily due to increases in food and beverage revenue and higher margin dues revenue at our recently reinvented clubs, offset by increased payroll expense including variable wages associated with higher revenues. Additionally, rent expense decreased as there were higher leasing costs in the twelve weeks ended September 3, 2013 associated with the relocation and reinvention of one of our business clubs. As a result, same store Adjusted EBITDA margin for the twelve weeks ended September 9, 2014 increased 260 basis points compared to the twelve weeks ended September 3, 2013.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended September 9, 2014 and September 3, 2013:

	Twelve Weeks Ended
Other	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(7,213)	$(6,333)	$(880)	(13.9)%

Other Adjusted EBITDA decreased $0.9 million, or 13.9%, for the twelve weeks ended September 9, 2014 compared to the twelve weeks ended September 3, 2013 largely due to a $0.8 million increase in our insurance expense resulting from higher claims, a $0.6 million increase in incentive compensation, a $0.4 million increase in professional fees and a $0.3 million increase in payroll expense, including incremental payroll expense related to being a public-equity filer, offset by $1.1 million higher cash distributions from our equity method investments, that are subject to timing and $0.6 million in higher net volume rebates and allowances from our purchasing cooperative.

Comparison of the Thirty-Six Weeks Ended September 9, 2014 and September 3, 2013

The following table presents key financial information derived from our consolidated condensed statements of operations for the thirty-six weeks ended September 9, 2014 and September 3, 2013:

	Thirty-Six Weeks Ended
	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Total revenues	$581,616	$545,514	$36,102	6.6%
Club operating costs and expenses exclusive of depreciation (1)	431,538	405,781	25,757	6.3%
Depreciation and amortization	50,405	49,497	908	1.8%
Loss on disposals of assets	6,347	6,376	(29)	(0.5)%
Impairment of assets	895	1,905	(1,010)	(53.0)%
Equity in earnings from unconsolidated ventures	(1,493)	(966)	(527)	(54.6)%
Selling, general and administrative	40,737	31,747	8,990	28.3%
Operating income	53,187	51,174	2,013	3.9%
Interest and investment income	1,535	224	1,311	585.3%
Interest expense	(44,242)	(58,646)	14,404	24.6%
Loss on extinguishment of debt	(31,498)	—	(31,498)	100.0%
Loss from continuing operations before income taxes	(21,018)	(7,248)	(13,770)	(190.0)%
Income tax benefit (expense)	3,028	(1,150)	4,178	363.3%
Loss from continuing operations	$(17,990)	$(8,398)	$(9,592)	(114.2)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $581.6 million for the thirty-six weeks ended September 9, 2014 increased $36.1 million, or 6.6%, over the thirty-six weeks ended September 3, 2013, largely due to increased golf and country club revenue. Golf and country club revenue increased $32.5 million, or 7.6%, of which $18.3 million is attributable to golf and country club properties added in 2013 and 2014. The remaining $14.1 million golf and country club revenue increase is driven by increases in same store dues, food and beverage revenue and golf operations offset by a decrease in other revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our business, sports and alumni club segment revenue increased $3.9 million, or 3.4%, of which $0.4 million is attributable to business, sports and alumni club properties added in 2013 and 2014. The remaining $3.5 million business, sports and alumni club revenue increase is primarily due to increases in same store food and beverage revenue and dues. Revenue also increased $2.1 million due to reimbursements for certain operating costs at managed clubs. These reimbursements do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $431.5 million for the thirty-six weeks ended September 9, 2014 increased $25.8 million, or 6.3%, compared to the thirty-six weeks ended September 3, 2013. The increase is largely due to $16.5 million of club operating costs and expenses from club properties added in 2013 and 2014 and $6.2 million of increased variable labor costs and food and beverage cost of goods sold associated with higher revenues. The remaining increase is largely related to $2.1 million in certain operating costs at managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income.

Depreciation and amortization increased $0.9 million, or 1.8% during the thirty-six weeks ended September 9, 2014 compared to the thirty-six weeks ended September 3, 2013, due to $2.6 million higher depreciation resulting from our increased fixed asset balances due to club acquisitions and reinvention and expansion capital spend. This increase was offset by $1.7 million lower amortization expense from intangible assets that fully amortized during the fiscal year ended December 31, 2013.

Loss on disposal of assets for the thirty-six weeks ended September 9, 2014 and September 3, 2013 of $6.3 million and $6.4 million, respectively, were largely comprised of losses on asset retirements during the normal course of business.

Impairment of assets of $0.9 million and $1.9 million for the thirty-six weeks ended September 9, 2014 and September 3, 2013, respectively were comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value.

Selling, general and administrative expenses of $40.7 million for the thirty-six weeks ended September 9, 2014 increased $9.0 million, or 28.3%, compared to the thirty-six weeks ended September 3, 2013. The major components of selling, general and administrative expenses are shown in the table below.

	Thirty-Six Weeks Ended
Components of selling, general and administrative expense (1)	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	35,267	31,423	3,844	12.2%
Capital structure costs	3,486	324	3,162	975.9%
Equity-based compensation	1,984	—	1,984	100.0%
Selling, general and administrative	$40,737	$31,747	$8,990	28.3%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $35.3 million for the thirty-six weeks ended September 9, 2014, an increase of $3.8 million, or 12.2%, compared to the thirty-six weeks ended September 3, 2013. We recognized a $2.1 million increase in incentive compensation expense and payroll expense including incremental payroll expense related to being a public-equity filer. Additionally, professional fees increased $1.3 million due to increased acquisition costs largely related to the Sequoia Golf acquisition and increases related to being a public-equity filer, partially offset by savings in connection with the termination of a management agreement with an affiliate of KSL during the fiscal year ended December 31, 2013.

Capital structure costs included within selling, general and administrative expenses increased $3.2 million to $3.5 million during the thirty-six weeks ended September 9, 2014 primarily due to costs associated with the fifth amendment to the credit agreement governing the Secured Credit Facilities, the early redemption of the Senior Notes and costs associated with a secondary equity offering by our majority shareholder. Capital structure costs of $0.3 million during the thirty-six weeks ended September 3, 2013 were largely comprised of costs associated with the second and third amendments to the credit agreement governing the Secured Credit Facilities.

Equity-based compensation expense included within selling, general and administrative expenses increased due to the recognition of equity-based compensation expense of $2.0 million in the thirty-six weeks ended September 9, 2014, while no such expense was recognized in the thirty-six weeks ended September 3, 2013.

Interest expense totaled $44.2 million and $58.6 million for the thirty-six weeks ended September 9, 2014 and September 3, 2013, respectively. During our second quarter, on May 11, 2014, the remaining balance of 10% Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.0% as of September 9, 2014. Specifically, the $14.4 million decrease is primarily comprised of a $19.0 million reduction due to the lower principal balance on the Senior Notes, including a partial redemption during fiscal year 2013, offset by a $4.2 million increase in interest on the term loan facility due to the increased principal balance during the twelve weeks ended June 17, 2014 partially offset by lower interest rates.

Loss on extinguishment of debt for the thirty-six weeks ended September 9, 2014 consisted of a $27.5 million redemption premium payment and a write-off of $4.0 million in debt issuance costs both resulting from the redemption of $269.8 million of the Senior Notes. We did not incur any losses on extinguishment of debt during the thirty-six weeks ended September 3, 2013.

The effective tax rates for the thirty-six weeks ended September 9, 2014 and September 3, 2013 were 14.4% and (15.9)%, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying our year-to-date pre-tax income or loss by an annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss expected for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the thirty-six weeks ended September 9, 2014 and September 3, 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the thirty-six weeks ended September 9, 2014 and September 3, 2013:

	Thirty-Six Weeks Ended
Consolidated Summary	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Total Revenue	$581,616	$545,514	$36,102	6.6%

Adjusted EBITDA:
Golf and Country Clubs	$133,115	$122,540	$10,575	8.6%
Business, Sports and Alumni Clubs	20,446	18,849	1,597	8.5%
Other	(26,287)	(24,316)	(1,971)	(8.1)%
Total Adjusted EBITDA (1)	$127,274	$117,073	$10,201	8.7%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the thirty-six weeks ended September 9, 2014 and September 3, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Thirty-Six Weeks Ended
Golf and Country Club Segment	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$202,732	$193,819	$8,913	4.6%
Food and Beverage	98,141	92,976	5,165	5.6%
Golf Operations	101,358	100,070	1,288	1.3%
Other	34,816	36,052	(1,236)	(3.4)%
Revenue	$437,047	$422,917	$14,130	3.3%
Adjusted EBITDA	$129,840	$121,868	$7,972	6.5%
Adjusted EBITDA Margin	29.7%	28.8%	90 bps	3.1%

New or Acquired Clubs
Revenue	$22,719	$4,381	$18,338	NM
Adjusted EBITDA	$3,275	$672	$2,603	NM

Total Golf and Country Clubs
Revenue	$459,766	$427,298	$32,468	7.6%
Adjusted EBITDA	$133,115	$122,540	$10,575	8.6%
Adjusted EBITDA Margin	29.0%	28.7%	30 bps	1.0%

Same Store Memberships	84,917	84,060	857	1.0%
Total Memberships	90,179	85,633	4,546	5.3%
Same Store Average Membership (1)	83,698	82,902	796	1.0%
Dues per Average Same Store Membership (2)	$2,422	$2,338	$84	3.6%
Revenue per Average Same Store Membership (2)	$5,222	$5,101	$121	2.4%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenue for same store golf and country clubs increased $14.1 million, or 3.3%, for the thirty-six weeks ended September 9, 2014 compared to the thirty-six weeks ended September 3, 2013, largely due to increases in dues, food and beverage revenue and golf operations offset by a decrease in other revenue. Dues revenue increased $8.9 million, or 4.6% due to a rate increase in dues per same store average membership, greater participation in the O.N.E. offering and an increase in the number of memberships. Food and beverage revenue increased $5.2 million, or 5.6%, primarily due to a 6.5% increase in a la carte revenue, driven by a 11.0% increase in a la carte check average, and an increase in social and corporate private events. Golf operations revenue increased $1.3 million, or 1.3%, due to increased cart rental revenue, average green fees and retail revenue driven by increases in rounds played. Other revenue decreased $1.2 million, or 3.4%, largely due to lower revenue recognized for membership initiation fees and deposits which are being recognized into revenue over longer expected lives of active memberships.

Adjusted EBITDA for same store golf and country clubs increased $8.0 million, or 6.5%, for the thirty-six weeks ended September 9, 2014 compared to the thirty-six weeks ended September 3, 2013, largely due to the increase in higher margin dues revenue combined with improved margins in food and beverage, partially offset by increased water and electricity rates. As a result, same store Adjusted EBITDA margin for the thirty-six weeks ended September 9, 2014 increased 90 basis points over the thirty-six weeks ended September 3, 2013.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the thirty-six weeks ended September 9, 2014 and September 3, 2013. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Thirty-Six Weeks Ended
Business, Sports and Alumni Club Segment	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$53,631	$52,770	$861	1.6%
Food and Beverage	58,178	55,281	2,897	5.2%
Other	7,863	8,073	(210)	(2.6)%
Revenue	$119,672	$116,124	$3,548	3.1%
Adjusted EBITDA	$20,722	$18,849	$1,873	9.9%
Adjusted EBITDA Margin	17.3%	16.2%	110 bps	6.8%

New or Acquired Clubs
Revenue	$394	$—	$394	NM
Adjusted EBITDA	$(276)	$—	$(276)	NM

Total Business, Sports and Alumni Clubs
Revenue	$120,066	$116,124	$3,942	3.4%
Adjusted EBITDA	20,446	18,849	$1,597	8.5%
Adjusted EBITDA Margin	17.0%	16.2%	80 bps	4.9%

Same Store Memberships	61,950	61,882	68	0.1%
Total Memberships	63,070	61,882	1,188	1.9%
Same Store Average Membership (1)	61,678	61,964	(286)	(0.5)%
Dues per Average Same Store Membership (2)	$870	$852	$18	2.1%
Revenue per Average Same Store Membership (2)	$1,940	$1,874	$66	3.5%
_______________________________

(1)	Same store average membership is calculated using the same store membership count at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership.

Total revenues for same store business, sports and alumni clubs increased $3.5 million, or 3.1%, for the thirty-six weeks ended September 9, 2014 compared to the thirty-six weeks ended September 3, 2013, due to increases in food and beverage revenue and dues. Food and beverage revenue increased $2.9 million, or 5.2%, primarily due to a 6.8% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $0.9 million, or 1.6% due primarily to a rate increase in dues per same store average membership.

Adjusted EBITDA for same store business, sports and alumni clubs increased $1.9 million, or 9.9%, for the thirty-six weeks ended September 9, 2014 compared to the thirty-six weeks ended September 3, 2013 primarily due to increases in food and beverage revenue and higher margin dues revenue at our recently reinvented clubs, offset by increased payroll expense including variable wages associated with higher revenues. Additionally, rent expense decreased as there were higher leasing costs in the thirty-six weeks ended September 3, 2013 associated with the relocation and reinvention of one of our business clubs. Same store Adjusted EBITDA margin for the thirty-six weeks ended September 9, 2014 increased 110 basis points compared to the thirty-six weeks ended September 3, 2013.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the thirty-six weeks ended September 9, 2014 and September 3, 2013:

	Thirty-Six Weeks Ended
Other	September 9, 2014	September 3, 2013	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(26,287)	$(24,316)	$(1,971)	(8.1)%

Other Adjusted EBITDA decreased $2.0 million, or 8.1%, for the thirty-six weeks ended September 9, 2014 compared to the thirty-six weeks ended September 3, 2013 largely due to a $1.5 million increase in our insurance expense resulting from higher claims, a $1.1 million increase in payroll expense including incremental payroll expense related to being a public-equity filer and a $1.2 million increase in incentive compensation offset by $1.3 million higher cash distributions from our equity method investments that are subject to timing.

Liquidity and Capital Resources

Holdings operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowings under the Secured Credit Facilities and other debt instruments.

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to maintain and fund expansions, replacement projects and other capital investments at our clubs, be poised for external growth and pay dividends to our stockholders. Historically, we have financed our business through cash flows from operations and debt.

Other than debt proceeds used to finance the acquisition of Sequoia Golf, we anticipate cash flows from operations to be our primary source of cash over the next twelve months. We believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, planned capital expenditures, debt service obligations and payment of a quarterly cash dividend on our common stock of $0.12 per share, or an indicated annual dividend of $0.48 per share. The payment of such quarterly dividends will be at the discretion of our Board of Directors. We plan to use excess cash reserves, the revolving credit facility, debt proceeds, equity proceeds, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of September 9, 2014, cash and cash equivalents totaled $65.8 million and we had $111.3 million available for borrowing under the revolving credit facility of the Secured Credit Facilities, exclusive of its accordion feature, for total liquidity of $177.1 million. In addition to a $10.0 million escrow deposit made during the twelve weeks ended September 9, 2014, on September 30, 2014, we utilized $5.0 million of cash and cash equivalents and $250.0 million of incremental borrowings under the Secured Credit Facilities to fund the acquisition of Sequoia Golf. As of October 9, 2014 we had $111.3 million available for borrowing under the revolving credit facility of the Secured Credit Facilities, after the accordion feature under the credit agreement governing the Secured Credit Facilities was amended by the sixth amendment, on September 30, 2014, to provide for, subject to lender participation, additional borrowings in revolving or term loan commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00.

Cash Flows from Operating Activities

Cash flows from operations totaled $78.4 million and $66.8 million for the thirty-six weeks ended September 9, 2014 and September 3, 2013, respectively. The $11.6 million increase in operating cash flows is due largely to an increase in earnings of $24.9 million, excluding the $31.5 million loss on extinguishment of debt and the $3.0 million equity based compensation expense which do not impact operating cash flows, offset by the impact of changes in working capital during the normal course of business.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $82.1 million and $52.1 million for the thirty-six weeks ended September 9, 2014 and September 3, 2013, respectively. The increase in cash used for investing activities is largely due to a $13.0 million increase in capital spent to maintain, renovate and reinvent our existing properties, a $10.0 million escrow deposit made during the thirty-six weeks ended September 9, 2014 related to the acquisition of Sequoia Golf and a $6.4 million increase in cash used for the acquisition of other clubs.

Cash Flows used in Financing Activities

Cash flows provided by financing activities totaled $15.8 million for the thirty-six weeks ended September 9, 2014 while cash flows used in financing activities totaled $53.2 million for the thirty-six weeks ended September 3, 2013.

During the thirty-six weeks ended September 9, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance to $651.1 million. The proceeds of the additional term loan borrowing of $348.3 million, net of discount, were used to redeem the remaining $269.8 million principal amount of the Senior Notes, pay the related redemption premium of $27.5 million and repay the $11.2 million borrowed under our revolving credit facility earlier in the year. Additionally, we made scheduled debt repayments of $8.9 million, which was a $13.1 million decrease from the $22.0 million scheduled and other debt repayments made during the thirty-six weeks ended September 3, 2013. During the thirty-six weeks ended September 3, 2013, Operations entered into the second amendment to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance by $10.0 million. We paid $2.9 million and $6.7 million for debt issuance and modification costs in the thirty-six weeks ended September 9, 2014 and September 3, 2013, respectively, related primarily to debt amendments to the credit agreement governing the Secured Credit Facilities.

During the thirty-six weeks ended September 3, 2013, we made a distribution of $35.0 million to the owners of our common stock and during the thirty-six weeks ended September 9, 2014, we paid $23.0 million in dividends to our common stockholders.

Total cash and cash equivalents increased by $12.0 million during the thirty-six weeks ended September 9, 2014 and decreased by $38.7 million during the thirty-six weeks ended September 3, 2013.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties. For the thirty-six weeks ended September 9, 2014 and September 3, 2013, we spent approximately $22.7 million and $18.3 million, respectively, in capitalized costs to maintain our existing properties. During the remainder of fiscal year 2014, we anticipate spending approximately $5.7 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding, including acquisitions, totaled approximately $49.6 million and $34.5 million for the thirty-six weeks ended September 9, 2014 and September 3, 2013, respectively. We anticipate spending approximately $14.7 million on reinvention and expansion projects during the remainder of fiscal year 2014, including projects on Sequoia Golf clubs acquired after September 9, 2014, but excluding potential future acquisitions.

During the thirty-six weeks ended September 9, 2014, we made an escrow deposit related to the Sequoia Golf acquisition of $10.0 million. Subsequent to September 9, 2014, on September 30, 2014, we utilized an additional $5.0 million of cash and cash equivalents and $250.0 million of incremental term loan borrowings under the Secured Credit Facilities to fund the acquisition of Sequoia Golf. We anticipate spending a significant amount of discretionary capital at Sequoia Golf clubs during the next two fiscal years.

Future discretionary capital spending amounts are subject to change if additional acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of other factors, including but not limited to those described in Item 1A. Risk Factors of our 2013 Annual Report filed with the SEC on March 21, 2014, and in this Quarterly Report on Form 10-Q under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading “Forward-Looking Statements” and in Part II Item 1A. Risk Factors.

Debt

Secured Credit Facilities—In 2010, Operations entered into the Secured Credit Facilities. The Secured Credit Facilities were subsequently amended in 2012, 2013 and 2014. As of October 9, 2014, the Secured Credit Facilities, as amended, are comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $111.3 million available for borrowing after deducting $23.7 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes was amended by the sixth amendment on September 30, 2014, to include an accordion feature which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00.

As of October 9, 2014, the interest rate on the term loan facility was the higher of (i) 4.5% or (ii) an elected LIBOR plus a margin of 3.5% and the maturity date of the term loan facility is July 24, 2020.

As of October 9, 2014, all revolving credit commitments are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to the Senior Secured Leverage Ratio. The Senior Secured Leverage Ratio in the credit agreement governing the Secured Credit Facilities is defined as the ratio of Consolidated Senior Secured Debt to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in “Basis of Presentation”). The credit agreement governing the Secured Credit Facilities requires Operations to maintain a leverage ratio no greater than 5.00:1.00 for each fiscal quarter.

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

As of September 9, 2014, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Senior Secured Leverage Ratio on a a rolling four quarter basis through September 9, 2014:

	Four Quarters Ended
	September 9, 2014
	(dollars in thousands)
Adjusted EBITDA (1)	$187,405
Consolidated Senior Secured Debt (2)	$685,839

Senior Secured Leverage Ratio	3.66	x
_______________________

(1)	See ‘‘Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

(2)	The reconciliation of total debt to Consolidated Senior Secured Debt is as follows:

As of September 9, 2014
(dollars in thousands)
Long-term debt (net of current portion and excluding loan discount)	$721,897
Current maturities of long-term debt	13,571
Outstanding letters of credit (a)	23,667
Uncollateralized surety bonds (b)	4,287
Less:
Non-Core Development Entities (c)	(11,837)
Adjustment per credit agreement (d)	(65,746)
Consolidated Senior Secured Debt	$685,839
_______________________

(a)	Represents total outstanding letters of credit.

(b)	Represents surety bonds not collateralized by letters of credit.

(c)	Represents notes payable related to Non-Core Development Entities excluded per the credit agreement.

(d)
Represents an adjustment per the credit agreement reducing total debt by the lesser of Operations' unrestricted cash or $75.0 million. Effective September 30, 2014, the adjustment is updated to the lesser of Operations' unrestricted cash or $85.0 million.

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

On April 11, 2014, Operations provided notice to the trustee for the Senior Notes that Operations had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which was the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million was accounted for as loss on extinguishment of debt during the thirty-six weeks ended September 9, 2014.

The following table presents our interest expense for the twelve and thirty-six weeks ended September 9, 2014:

	Twelve Weeks Ended	Thirty-Six Weeks Ended
	September 9, 2014	September 9, 2014
	(dollars in thousands)
Interest expense related to:
Interest related to funded debt (1)	$6,874	$26,448
Capital leases and other indebtedness (2)	396	1,110
Amortization of debt issuance costs and term loan discount	595	1,738
Notes payable related to certain Non-Core Development Entities	245	735
Accretion of discount on member deposits	4,834	14,211
Total Interest expense	$12,944	$44,242
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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

Subsequent to September 9, 2014, on September 30, 2014, Operations entered into a sixth amendment to the credit agreement governing the Secured Credit Facilities to provide an aggregate of $250.0 million of additional senior secured term loans under the existing term loan facility. The proceeds were used to fund the Sequoia Golf acquisition. As of October 9, 2014, the term loan facility principal balance was $901.1 million. In addition, the interest rate on the term loan facility was increased by 0.50%. For more information, see Notes 9 and 16 of our unaudited consolidated condensed financial statements included elsewhere herein.

The following table summarizes our total contractual obligations on our long-term debt as of October 9, 2014 and the respective payment expiration dates due in the time periods following December 31, 2013.

Contractual Obligations on Long-Term Debt

	Payments due by Period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Long-term debt (1)	$952,799	$269	$9,298	$29,215	$914,017
Interest on long-term debt (2)	245,867	388	86,621	83,941	74,917
Total contractual cash obligations on long-term debt and related interest	$1,198,666	$657	$95,919	$113,156	$988,934
_______________________

(1)	Long-term debt consisted of $901.1 million under the Secured Credit Facilities and $51.7 million of other debt. No amounts were outstanding under the revolving credit facility.

(2)
Interest on long-term debt includes interest on our $901.1 million term loan facility equal to the higher of (i) 4.50% or (ii) an elected LIBOR plus a margin of 3.50%. For purposes of this table, we have assumed an interest rate of 4.50% on the term loan facility for all future periods, which is based on the LIBOR rate as of September 9, 2014. Interest on long-term debt does not include interest on notes payable related to Non-Core Development Entities. See Note 9 of our consolidated condensed financial statements included elsewhere herein.

There have been no other material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2013 Annual Report filed with the SEC on March 21, 2014. We are not aware of any off-balance sheet arrangements as of September 9, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Operations' indebtedness consists of both fixed and variable rate debt facilities. As of September 9, 2014, the interest rate on Operations' term loan facility was the higher of (i) 4.0% “Floor” or (ii) an elected LIBOR plus a margin of 3.0%. On September 30, 2014, subsequent to the thirty-six weeks ended September 9, 2014, the rate was increased to the higher of (i) 4.5% “Floor” or (ii) an elected LIBOR plus a margin of 3.5%. Therefore, the term loan facility is effectively subject to a 4.5% Floor until LIBOR exceeds 1.0%. As of October 9, 2014, the three month LIBOR was 0.23%, which is below 1.0%, such that a hypothetical 0.5% increase in LIBOR would not result in an increase in interest expense.
As of September 9, 2014, Operations is party to two interest rate cap agreements which limit our interest rate exposure on the term loan facility. One agreement on a notional amount of $200.0 million limits our exposure on the elected LIBOR rate to 1.0% and expires in May 2015, while another agreement on a notional amount of $155.0 million limits our exposure on the elected LIBOR rate to 2.0% and expires in December 2014.

Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and two business clubs in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated condensed financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the thirty-six weeks ended September 9, 2014.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the thirty-six weeks ended September 9, 2014 totaled less than $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of Exchange Act) as of September 9, 2014. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 9, 2014.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 9, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We have updated the risk factors below and there have been no other material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2013 Annual Report filed with the SEC on March 21, 2014, which is accessible on the SEC's website at www.sec.gov.

We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances; which could disrupt our ongoing business, divert our management and adversely affect our results of operations.

We continually evaluate opportunities to expand our business through strategic and complementary acquisitions of attractive properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, properties or assets as well as alliances with third parties are subject to risks that could affect our business, including risks related to:

•	spending cash, incurring debt, or issuing equity;

•	assuming contingent liabilities;

•	creating additional expenses; or

•	diversion of management’s time and attention.
We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of the Secured Credit Facilities or other indebtedness we may incur.

The success of any such acquisitions or investments will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations. We may experience difficulty with integrating acquired businesses, properties or other assets into our operations as planned, including difficulties relating to:

•	diversion of management time and focus from operating our business to integration challenges;

•	geographic diversity;

•	integrating systems and personnel;

•	retaining members; and

•	unanticipated liabilities or litigation.
Our inability to address these difficulties or other risks encountered in connection with any acquisitions and investments, including our acquisition of Sequoia Golf, could cause us to fail to realize the anticipated synergies and benefits of such acquisitions or investments, and materially harm our business, financial condition and results of operations.

A failure in our systems or infrastructure which maintain our internal and customer data, or those of our third-party service providers, including as a result of cyber attacks, could result in faulty business decisions or harm to our reputation or subject us to costs, fines or lawsuits.

Certain information relating to our members and guests, including personally identifiable information and credit card numbers, is collected and maintained by us, or by third-parties with which we do business or which facilitate our business activities. This information is maintained for a period of time for various business purposes, including maintaining records of member preferences to enhance our customer service and for billing, marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our members expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. Privacy regulation is an evolving area in which different jurisdictions (within or outside the United States) may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our members and guests and market our properties and services to our members and guests.

To date we have not experienced any material losses relating to cyber attacks, computer viruses or other systems or infrastructure failures. While we have cyber security procedures in place, given the evolving nature of these threats, there can be no assurance that we will not suffer material losses in the future due to cyber attacks or other systems or infrastructure failures. A theft, loss, misappropriation, fraudulent or unlawful use of customer, employee or company data, including in connection with one or more cyber attacks, could harm our reputation, result in loss of members or business disruption or result in remedial and other costs, fines or lawsuits. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third-parties engaged by us) could result in fines or restrictions on our use or transfer of data. Any of these matters could adversely affect our business, financial condition or results of operations.

The operation of our business relies on technology, and operational risks may disrupt our businesses, result in losses or limit our growth.

We depend heavily upon our information technology systems in the operation of our business. We invest in and license technology and systems for property management, procurement, membership records and specialty programs. We believe that we have designed, purchased and installed appropriate information systems to support our business. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our requirements and growth, or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate our requirements and growth, or an increase in costs related to maintaining and developing such information systems, including associated labor costs, could have a material adverse effect on us. Further, there can be no assurance that as various systems and technologies become outdated or new technology is required that we will be able to replace or introduce them as quickly as our competitors or within budgeted costs and time-frames. In addition, we rely on third-party service providers for certain aspects of our business. Additionally, while we have cyber security procedures in place, a security breach could disrupt our business and have a material adverse effect on us. Any interruption or deterioration in the performance of our information systems could impair the quality of our operations and could impact our reputation and hence adversely affect our business and limit our ability to grow.

Our business could be negatively affected because of actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase stockholder value by advocating corporate actions such as corporate restructuring, increased borrowing, special dividends, stock repurchases, and the sale of assets. We have recently seen some activist investors take ownership positions in our common stock and initiate communications with us. Notwithstanding our current stockholder composition and other factors, it is possible that activist stockholders may attempt to influence the Company to take such corporate actions or may take other measures such as seeking to gain representation on our Board of Directors. Responding to such campaigns could be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from executing our business plan. Our business could be negatively affected because of the actions of activist stockholders, and such activism could impact the trading value and volatility of our securities.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

During the twelve weeks ended September 9, 2014, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Dividend Policy and Limitations

In December 2013, our Board of Directors adopted a policy to pay, subject to the satisfaction of certain conditions and the availability of funds, a regular quarterly cash dividend of $0.12 per share of common stock, or an indicated annual dividend of $0.48 per share of common stock.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
Fiscal Year 2013
December 26, 2012	$0.69	December 26, 2012	$35,000	December 27, 2012
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014

Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014

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
10.1
Amendment No. 5, dated as of April 7, 2014, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on April 11, 2014)

10.2
Amendment No. 6, dated as of September 30, 2014, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on October 3, 2014)

10.3
Joinder Agreement, dated as of September 30, 2014, by ClubCorp, Inc., a Delaware corporation (the "Borrower") and the Affiliates of the Borrower from time to time party thereto as Grantors in favor of Citicorp North America, Inc., as administrative agent and collateral agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.2 on Form 8-K filed by ClubCorp Holdings, Inc. on October 3, 2014)

10.4
Pledge Agreement, dated as of September 30, 2014, by ClubCorp, Inc., a Delaware corporation (the "Borrower") the undersigned Grantor and the other Affiliates of the Borrower from time to time party thereto as Grantors in favor of Citicorp North America, Inc., as administrative agent and collateral agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.3 on Form 8-K filed by ClubCorp Holdings, Inc. on October 3, 2014)

10.5
Equity Purchase Agreement by and among ClubCorp USA, Inc., Sequoia Golf Holdings LLC, Parthenon-Sequoia LTD., Parthenon Investors II, L.P., J&R Founders' Fund II, L.P., PCIP Investors and The Other Members of Sequoia Golf Holdings LLC, dated as of August 13, 2014

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
101
The following information from the Company's Annual Report on Form 10-Q for the quarter ended September 9, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations and comprehensive loss for the periods ended September 9, 2014 and September 3, 2013; (ii) Consolidated condensed balance sheets as of September 9, 2014 and December 31, 2013; (iii) Consolidated condensed statements of cash flows for the thirty-six weeks ended September 9, 2014 and September 3, 2013; (iv) Consolidated condensed statements of changes in equity for the thirty-six weeks ended September 9, 2014 and September 3, 2013 and (v) Notes to the consolidated condensed financial statements.**

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

Date:	October 16, 2014	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)