Form 10-K
period 2014-12-30
ClubCorp Holdings, Inc.
filed 2015-03-12
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2014.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of $18.43 per share as reported on June 17, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $554,933,855.
As of March 5, 2015, the registrant had 64,637,147 shares of common stock outstanding, with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 30, 2014 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

PART I — BUSINESS FACTORS

ITEM 1.    BUSINESS

Throughout this annual report on Form 10-K (“Form 10-K”), we refer to ClubCorp Holdings, Inc., together with its subsidiaries, as “we”, “us”, “our”, “ClubCorp” or the “Company”. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. References to fiscal years 2014, 2013 and 2012 relate to the 52-week fiscal year ended December 30, 2014, the 53-week fiscal year ended December 31, 2013 and the 52-week fiscal year ended December 25, 2012, respectively.

Summary

We are a membership-based leisure business and a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of December 30, 2014, our portfolio of 207 owned or operated clubs, with over 180,000 memberships, serving over 400,000 individual members. Our facilities are located in 26 states, the District of Columbia and two foreign countries. ClubCorp began with one country club in Dallas, Texas with the premise of providing a first-class club membership experience. We later expanded to encompass multiple locations, making us one of the first companies to enter into the business of professional ownership and operation of private golf and country clubs. In 1966, we established our first business club with the belief that we could profitably apply our principle of delivering quality service and member satisfaction in a related line of business. In December 2006, we were acquired by affiliates of KSL Capital Partners, LLC (“KSL”), a private equity firm specializing in travel and leisure businesses. In September 2013, ClubCorp became a public equity filer on the New York Stock Exchange (the “NYSE”) under the stock symbol “MYCC”. On September 30, 2014, we completed the acquisition of 50 owned or operated private clubs (“Sequoia Golf”).

ClubCorp’s Diverse Portfolio of Owned and Operated Clubs

Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. For fiscal year 2014, golf and country clubs accounted for 79% of our total club revenue and business, sports and alumni clubs accounted for 21% of our total club revenue.

Our golf and country club segment includes a broad variety of clubs designed to appeal to a diverse group of individuals and families who lead an active lifestyle and seek a nearby outlet for golf, tennis, swimming and other activities. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 116 of our 157 golf and country clubs (consisting of over 27 thousand acres of real estate). We own, lease or operate through joint ventures 140 golf and country clubs and manage 17 golf and country clubs. Our golf and country clubs include 130 private country clubs, 16 semi-private clubs and 11 public golf courses. Our golf and country clubs are designed to appeal to the entire family, fostering member loyalty which we believe allows us to capture a greater share of our member households’ discretionary leisure spending.

Our business, sports and alumni club segment is designed to provide our members with private upscale locations where they can work, network and socialize. We own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage four business, sports and alumni clubs. Our business, sports and alumni clubs include 29 business clubs, 12 business and sports clubs, 7 alumni clubs, and 2 sports clubs. Our business clubs are generally located in office towers or business complexes and cater to business executives, professionals and entrepreneurs with a desire to entertain clients, expand their business networks, work and socialize. Our sports clubs include a variety of fitness and racquet facilities. Our alumni clubs are associated with universities with large alumni networks, and are designed to provide a connection between the university and its alumni and faculty. For example, the Baylor Club, which opened during fiscal year 2014, is located in the recently constructed football stadium of Baylor University and serves as a gathering spot for alumni, faculty and staff, along with the Waco, Texas professional, civic and social community.

We execute three primary growth strategies: (1) organic growth, (2) reinvention and (3) acquisitions.

Organic growth. As the largest owner-operator of private golf and country clubs in the United States, we believe that our expansive portfolio of clubs allows us to drive membership growth by providing a compelling value proposition through product variety. In 1999, we began leveraging the breadth and geographic diversity of our clubs by offering our members various upgrade offerings to take advantage of our portfolio of clubs and variety of amenities. We have created membership programming, such as our Optimal Network Experience (“O.N.E.”) product which provides members access to benefits and special offerings in their local community, network-wide and beyond, in addition to benefits at their home club. We offer our members privileges throughout our collection of clubs, and we believe that our diverse facilities, recreational offerings and social programming enhance our ability to attract and retain members across a number of demographic groups. We also have alliances with other clubs, resorts and facilities located worldwide through which our members can enjoy additional access, discounts, special offerings and privileges outside of our owned and operated clubs. As of December 30, 2014, approximately 46% of our memberships, excluding Sequoia Golf memberships, were enrolled in one or more of our upgrade programs, and incremental dues revenue, on a consolidated basis, relating to our upgrade programs accounted for approximately $37.6 million of our total dues revenue for fiscal year 2014.

Reinvention. Through a combination of consumer research, experimentation, capital investment and relevant programming, we have sought to “reinvent” the modern club experience to promote greater usage of our facilities. We believe that higher usage results in additional ancillary spend, such as food and beverage purchases, and improved member retention. For fiscal years 2007 through 2014, we have invested more than $480.0 million of capital to better position and maintain our clubs in their respective markets. This represents an investment of approximately 7.9% of our total revenues, for such period, to reinvent, upgrade, maintain, replace and build new and existing facilities and amenities focused on enhancing our members’ experience. From 2007 through 2014, we “reinvented” 33 golf and country clubs and 21 business, sports and alumni clubs through capital investment. In fiscal year 2015, we plan to invest approximately $20.0 million on major reinvention projects across nine same-store golf and country clubs and four same-store business, sports and alumni clubs. Additionally, we plan to invest approximately $15.0 million to reinvent certain clubs obtained in the Sequoia Golf acquisition and approximately $7.1 million to reinvent our recent single-club acquisitions. These planned renovations will bring a mixture of contemporary, indoor and outdoor dining, resort-style pool amenities, enhanced private event space and improved golf practice and fitness facilities designed to improve our members’ experience.

Acquisitions. We believe the ability to offer access to our collection of clubs provides us a significant competitive advantage in pursuing acquisitions and that the fragmented nature of the private club industry presents significant opportunities for us to expand our portfolio by leveraging our operational expertise and by taking advantage of market conditions. On September 30, 2014, we completed the acquisition of Sequoia Golf for a purchase price of $260.0 million, net of cash acquired and after customary closing adjustments. On the date of acquisition, Sequoia Golf was comprised of 30 owned golf and country clubs and 20 leased or managed clubs. Following the acquisition, our network of private clubs increased, expanding the geographic cluster model and solidifying market penetration in Atlanta, Georgia and Houston, Texas. In addition, from fiscal year 2010 through 2014, we have spent approximately $70.0 million to acquire 14 golf and country clubs and over $2.0 million to develop two new alumni clubs, further expanding our portfolio of clubs and broadening the reach of our network. We believe there are many attractive acquisition opportunities available and we continually evaluate and selectively pursue these opportunities to expand our business.

As shown in the following charts, for fiscal year 2014, golf and country clubs accounted for 79% of our total club revenue and business, sports and alumni clubs accounted for 21% of our total club revenue. The following charts provide a breakdown of total revenues for fiscal year 2014. Membership dues totaled $408.4 million, representing 46.0% of our total revenues.

Club Revenue by Segment	Total Revenue by Type

General

Membership-Based Leisure Business with Significant Recurring Revenue. We operate with the central purpose of building relationships and enriching the lives of our members. We focus on creating a dynamic and exciting setting for our members by providing them an environment in which they can engage in a variety of leisure, recreational, social and networking activities. We believe our clubs have become an integral part of many of our members’ lives and, as a result, the vast majority of our members retain their memberships each year, even during the recession that primarily impacted us during 2008-2010 (the “recession”).

Our large base of memberships creates a stable recurring revenue stream. As of December 30, 2014, our owned and operated clubs had over 180,000 memberships, including over 400,000 individual members. For fiscal year 2014, membership dues totaled $408.4 million, representing 46.0% of our total revenues. During the same time period, our membership retention, excluding Sequoia Golf memberships, was 83.7% in golf and country clubs and 77.3% in business, sports and alumni clubs for a blended retention rate of 81.0%. The following charts present our membership counts and annualized retention rates for our two business segments for the past 10 years:

Membership Counts and Annualized Retention Rates

120,000
100,000
80,000
60,000
40,000
20,000
0
100.0%
90.0%
80.0%
70.0%
80,547
84,410
83,724
81,986
80,024
79,656
80,619
82,719
85,397
117,212
(1)
85.5%
86.1%
85.8%
82.6%
83.0%
82.8%
84.1%
83.6%
83.7%
83.7%
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
Golf and Country Club Memberships - ClubCorp
Golf and Country Club Memberships - Sequoia
Annualized Retention Rate

100,000
80,000
60,000
40,000
20,000
0
100.0%
90.0%
80.0%
70.0%
60.0%
79,634
80,983
79,383
73,160
67,032
63,967
62,953
62,046
61,405
63,474
79.2%
80.8%
76.5%
73.0%
72.9%
75.8%
76.5%
77.1%
77.2%
77.3%
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
Business, Sports and Alumni Club Memberships
Annualized Retention Rate

(1) Membership counts as of December 30, 2014 include clubs acquired through the Sequoia Golf acquisition. The annual retention rate excludes the impact of the Sequoia Golf acquisition.

The proven strength and resiliency of our mass affluent membership base from peak to trough is an attractive attribute of our business. We believe that if our members remain satisfied with their club experience, they will remain loyal and frequent users of our clubs, reducing our sensitivity to adverse economic conditions and providing us with operating leverage in favorable economic conditions and a recovering real estate market.

Further, according to our fiscal year 2014 data, the average number of visits per same store membership at one of our clubs is 33 visits per year with an average spend of $4,512 per year, including dues. The average number of visits per same store golf membership at one of our clubs is 60 visits per year with an average spend of $8,155 per year, including dues. Revenue per average membership has steadily increased over the past four years growing 4.7% on a compounded basis and totaling $4,732, $5,014, $5,237, $5,591 and $5,692 for fiscal years 2010, 2011, 2012, 2013 and 2014, respectively. For all fiscal years presented, we calculate average membership using the membership count at the beginning and end of the relevant fiscal year; however, fiscal year 2014 excludes clubs acquired through the Sequoia Golf acquisition.

We believe that the demographics of our mass affluent membership base are also an important attribute of our business. According to data provided by Buxton, a database and mapping service, based on the addresses of our members, an analysis of our golf and country club members, excluding certain managed clubs acquired in the Sequoia Golf acquisition, indicates that they have an average annual household income of $180,000 to $200,000 and a primary home value of $515,000 to $615,000. An analysis from the same database of our business, sports and alumni club members indicates that they have an average annual household income of $150,000 to $175,000 and a primary home value of $435,000 to $540,000. We believe that these demographic profiles were more resilient during the recession, and we believe our members will spend more in an improving economy and recovering real estate market than the general population.

Nationally-Recognized and Award-Winning Clubs. Our golf and country clubs, with approximately 194 18-hole course equivalents as of December 30, 2014, represent the core assets of our company and are strategically concentrated in sunbelt markets and other major metropolitan areas. We believe that our clubs are among the top private golf clubs within their respective markets based on the quality of our facilities, breadth of amenities and number of relevant programs and events. These clubs are anchored by our golf courses, of which approximately one third are designed by some of the world’s best-known golf course architects, including Jack Nicklaus, Arnold Palmer, Tom Fazio, Pete Dye, Arthur Hills, Gary Player, Robert

von Hagge, Bruce Devlin and Robert Trent Jones. Likewise, a number of our clubs have won national and local awards and have appeared on national and local “best of” lists for golf, tennis and dining including:

•	Firestone Country Club in Akron, Ohio—“Top 50 Private Clubs” (2010‑2011 Golf World)

•	LPGA International in Daytona Beach, Florida—“America’s Top 50 Courses for Women” (2013 Golf Digest)

•
Aspen Glen Club in Carbondale, Colorado, Southern Trace Country Club in Shreveport, Louisiana, The Hills Country Club at Lakeway in Austin, Texas, Firestone Country Club in Akron, Ohio, Diamante Country Club in Hot Springs Village, Arkansas and Oak Tree Country Club in Edmond, Oklahoma—each named in their respective states “Best-in-State” (2014 Golf Digest)

•	Brookhaven Country Club in Dallas, Texas—“Best Overall Family Club” in Dallas/Fort Worth and “The Best in Private Clubs” List (2014 Avid Golfer Magazine)

•	Vista Vallarta Club de Golf in Puerto Vallarta, Mexico—“Best Caribbean and Mexico Courses” (2014 Golfweek)

The operations and maintenance of our golf courses and facilities have led to our selection as host of several high-profile events, leading to local and national media recognition as well as event revenue, club utilization and membership sales. In the past year, the following events were played at our courses:

•	The World Golf Championships—Bridgestone Invitational at Firestone Country Club in Akron, Ohio

•	The Insperity Invitational (Champions Tour)—The Woodlands Country Club Tournament Course in The Woodlands, Texas

•	The LPGA Kraft Nabisco Championship at Mission Hills Country Club in Rancho Mirage, California

•	The LPGA Shootout at Las Colinas Country Club in Irving, Texas

•	The Web.com Midwest Classic Presented by Cadillac at Nicklaus Golf Club at LionsGate in Overland Park, Kansas

Outside of our golf offering, our clubs provide a variety of additional amenities and services that we believe appeal to the whole family, such as well-appointed clubhouses, a variety of dining venues, event and meeting spaces, tennis facilities, exercise studios, personal training, spa services, resort-style pools and water features and outdoor gathering spaces. We offer over 800 tennis courts across more than 85 clubs, and our Brookhaven Country Club features a nationally-recognized private tennis facility.

Many of our 50 business, sports and alumni clubs are located in the heart of the nation’s influential business districts, with locations in 15 of the top 25 metropolitan statistical areas, and offer an urban location for professionals to network with colleagues, conduct business and socialize with friends. We believe our business clubs are choice locations for regional and local business and civic receptions with business amenities to support these events. These clubs also host numerous upscale private events, such as weddings, bar and bat mitzvahs and holiday parties. These events generate traffic flow through our clubs, helping to drive membership sales and club utilization. In addition, the seven alumni clubs we operate offer a unique setting for alumni and faculty to share common heritage and experiences.

Expansive Portfolio of Clubs and Alliances Providing Scale. As the largest owner-operator of private golf and country clubs in the United States, we believe that our expansive portfolio of clubs allows us to drive membership growth by providing a compelling value proposition through product variety. By clustering our clubs, many of our members have local access to both urban business-focused clubs as well as suburban family-oriented clubs. For an incremental monthly charge, our reciprocal access program gives our members access to our owned and operated clubs, as well as the facilities of others with which we have an alliance relationship, both domestically and internationally. For example, a member of one of our Dallas-Fort Worth area clubs who participates in the O.N.E. offering could travel to Palm Springs, California and play at the Dinah Shore Tournament Course at our Mission Hills Country Club. As of December 30, 2014, approximately 46% of our memberships, excluding Sequoia Golf memberships, were enrolled in one or more of our upgrade programs, as compared to approximately 43% of memberships as of the end of the prior fiscal year. Further, at the 89 clubs that offer O.N.E., approximately 74% of our golf memberships, excluding Sequoia Golf memberships, were enrolled in one or more of our upgrade programs. Incremental dues revenue, on a consolidated basis, relating to our upgrade programs accounted for approximately $37.6 million of our total dues revenue for fiscal year 2014, compared to approximately $34.5 million for fiscal year 2013. By providing members with numerous services and amenities that extend beyond their home clubs to all of the clubs we own and operate and the clubs with which we have alliances, we believe we can drive membership growth and create a key market differentiator which would be difficult for our competitors to replicate. We believe we have an opportunity to increase our revenue related to upgrade programs as we continue to introduce these products to our clubs, including those clubs acquired with the Sequoia Golf acquisition.

Our established alliances feature leisure-oriented businesses including hotels such as The Ritz-Carlton, Hotel Del Coronado, Mandarin Oriental, and Omni Hotels and Resorts including La Costa Resort and Spa, and Barton Creek Resort & Spa; ski resorts such as Squaw Valley, Vail and Whistler Blackcomb; and restaurants such as Emeril Lagasse and The Capital Grille, as well as numerous other venues worldwide that provide discounts, upgrades and complimentary items or services. For example, our members receive 10% or more off best-available rates at select hotels and resorts, as well as special access and VIP packages to events such as The Masters and the U.S. Open Golf and Tennis Championships.

We believe the size of our portfolio of clubs provides us with significant economies of scale, creating operational synergies across our clubs and enabling us to consolidate our human resources, sales and marketing, accounting and technology departments. We also benefit from centralized purchasing to receive preferred pricing on supplies, equipment and insurance.

Diversification. As a result of our size and geographic diversity, our operating revenues and cash flows are not reliant on any one club or geographic region. Our 10 largest clubs by revenue accounted for 21.5% of our club revenues for fiscal year 2014, as shown in the following chart:

Club	Location	Revenue (in thousands)	% of Club Revenue
Firestone Country Club	Ohio	$26,425	3.0%
The Clubs of Kingwood at Kingwood	Texas	$22,862	2.6%
Mission Hills Country Club	California	$21,414	2.4%
Coto De Caza Golf & Racquet Club	California	$20,822	2.4%
Gleneagles Country Club	Texas	$20,614	2.3%
Stonebriar Country Club	Texas	$19,556	2.2%
Brookhaven Country Club	Texas	$17,122	1.9%
Braemar Country Club	California	$14,451	1.6%
The Hills Country Club at Lakeway	Texas	$14,326	1.6%
Anthem Golf & Country Club	Arizona	$13,312	1.5%
		$190,904	21.5%
We have strategic concentrations of golf and country clubs in Texas, California, Georgia and Florida, representing 32.2%, 19.4%, 6.1% and 5.7%, respectively, of total club revenue for fiscal year 2014. Due to the Sequoia Golf acquisition on September 30, 2014, the concentration of total club revenue in Texas and Georgia increased to 33.4% and 9.5%, respectively, for the sixteen weeks ended December 30, 2014. While we have greater presence in these states where climates are typically conducive to year-round play, we believe that the broad geographic distribution of our portfolio of clubs helps mitigate the impact of adverse regional weather patterns and fluctuations in regional economic conditions. To allow for maximization of golf rounds, we employ a corporate director of agronomy and regional golf superintendents who oversee our strong agronomic practices, helping to extend golf play throughout the climate zones in which we operate.

Ownership and Control of Golf and Country Clubs. We own the real estate of 116 of our 157 golf and country clubs and believe we have an advantage over other clubs as we retain the ability to maximize the value of our clubs and business. By owning the real estate underlying our clubs, we have been able to implement capital plans that inure to our benefit and generate positive returns on our investments. Owning many of our assets also gives us the flexibility to recycle our capital by selling underperforming clubs or non-essential tracts of land.

Seasoned Management Team. We have a highly experienced professional management team. Our six current executive officers had a combined 161 years of related career experience, including on average 20 years of hospitality and club specific experience through the end of fiscal year 2014. Eric Affeldt has acted as President and Chief Executive Officer for ClubCorp since December 2006 and has over 24 years of experience leading golf and resort companies, including as president and chief executive officer of KSL Fairways Golf Corporation, as well as general manager for Doral Golf Resort & Spa in Miami and PGA West and La Quinta Resort & Club in California. Curt McClellan, our Chief Financial Officer and Treasurer, has been with our company since November 2008 and is responsible for leading the corporate finance and accounting teams. Our Chief Operating Officer, Mark Burnett, has over 26 years of experience managing golf and country clubs and leading golf and resort companies, including serving as chief operating officer for American Golf Corporation and president and chief executive officer and chief operating officer of KSL Fairways Golf Corporation.

We have also attracted and retained qualified general managers for our clubs. Our club general managers average approximately 10 years of service with us. These managers are tasked with the day-to-day responsibility of running the clubs and executing the strategic direction of senior management.

Our management team continues to drive new membership sales, mitigate attrition and generate cash flows by delivering value to our members through modernization and enhancement of our clubs and upgrade programs, improving operating efficiencies and expanding our portfolio through acquisitions. As a result, from fiscal years 2010 to 2014, total revenue and adjusted EBITDA increased by 6.5% and 7.0%, respectively, on a compounded annual basis.

Business Strategy

Attracting and retaining members while increasing member usage by providing the highest quality club experience are the biggest drivers of our revenue growth. We execute three primary growth strategies: (1) organic growth, (2) reinvention and (3) acquisitions.

Organic growth. Our organic growth strategy is focused on employing an experienced membership sales force, leveraging our portfolio and alliance offerings and developing new and relevant programming.

Employ Experienced Membership Sales Force—We employ approximately 190 club-based, professional sales personnel who are further supported by an array of regional and corporate sales and marketing teams. Our sales team receives comprehensive initial and ongoing sales training through our internally developed “Bell Notes” training program that we believe addresses all elements of the sales process from member prospecting to closing the sale and onboarding the new member. Our sales efforts are driven at an individual club, regional and national level. Club level membership sales are targeted to individual households in the local community and bolstered by referrals from existing members, real estate brokers and developers. Regional sales management ensures sales plan execution and identifies additional prospecting opportunities that match the demographic data of existing club members such as household income or the propensity to play golf. Our national sales and marketing team is led by four corporate professionals who each have more than 20 years of tenure and collectively have over 100 years of experience with us. Their efforts include creating core and strategic membership offerings and corporate rate memberships.

We periodically obtain feedback from our membership base to effectively understand current membership demographics and preferences to better target member prospects. For example, in 2012, with the improving macro-economic environment, we launched a national family legacy program that allows members to invite extended family to join any of our clubs with promotional pricing. As of December 30, 2014, we had approximately 1,700 memberships enrolled in this program. In April 2009, we implemented regional young executive programs, primarily in our Dallas and Houston clubs, with special pricing that feature multi-club access and professional networking events. As of December 30, 2014, we had over 1,600 memberships enrolled in the young executive programs. We believe our well-trained and incentivized sales team will continue to drive membership growth, and we believe we are well-positioned to capitalize on improving economic conditions.

Leverage Our Portfolio and Alliance Offerings—We offer a variety of products, services and amenities through upgrade offerings that provide members access to our portfolio of clubs and leverage our alliances with other clubs, resorts and facilities both domestically and internationally.

In fiscal year 2010, we strategically introduced our O.N.E. product and have continued to market it aggressively across most of our golf and country clubs. O.N.E. is a product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. These programs are designed to increase our recurring monthly revenues while providing a value proposition to our members that helps drive increased usage of our facilities. Eighty-nine of our clubs offer O.N.E. to their members. Over 50% of our new members joined under our O.N.E. offering at clubs where it is offered as compared to 35% of new members who purchased upgraded product offerings prior to the introduction of the O.N.E. offering. Further, over 70% of our new golf members joined under our O.N.E. offering at clubs where it is offered. At the end of fiscal year 2014, use of our facilities by members outside of their home club increased by 43% as a result of the introduction of the O.N.E. offering. Food and beverage revenues increased 30% from fiscal years 2010 to 2014, excluding clubs acquired under the Sequoia Golf acquisition, which we largely attribute to our enhanced dining venues and offerings, including the O.N.E. product, the recovering economy and greater consumer spend. We continue to evaluate opportunities for further expansion of the O.N.E. product into additional geographic areas and acquired clubs.

We have established alliances with other leisure-oriented businesses, whereby members of our clubs have usage privileges or receive special pricing at such properties. We target alliances with recognized brands that appeal to our members. According to the 2013 U.S. Affluent Travel and Leisure report by Resonance, the Ritz-Carlton, with whom we have an alliance, is ranked in the top five preferred brands for affluent households and is the premier brand for high net worth households. Other leading brand alliances include but are not limited to La Costa Resort and Spa, Barton Creek Resort & Spa and other Omni hotels and resorts, Pinehurst Resort, hotels such as Hotel Del Coronado and Mandarin Oriental, ski resorts such as Squaw Valley, Vail and Whistler-Blackcomb, and restaurants such as Emeril Lagasse and The Capital Grille, as well as numerous other alliances that provide discounts, complimentary upgrades, services or items. The benefits offered are generally paid for by our members at the time of use. We have revenue sharing arrangements with some of these properties, and we do not incur any fees or additional costs to enter into such alliances.

We market and promote our member benefits through our in-house marketing tools, including member e-newsletters and e-communications, our internally developed online Benefits Finder, other social media applications and our quarterly-distributed proprietary Private Clubs magazine. Our strategic alliance partners also support our marketing efforts with targeted advertisement, including direct mail. We make reservations convenient for members by providing an in-house concierge (ClubLine), and by offering access to an inventory of VIP tickets through our own web portal (TicketLine). Members may also directly access discounted hotel rates of up to 40% off retail rates at thousands of hotels worldwide through an online tool (Find Hotels) connecting members to a wholesale travel company with whom we have an alliance arrangement. We continually seek additional reciprocal arrangements and alliances with other hospitality‑oriented businesses that can further enhance our members’ variety of choices extending beyond their home club.

Develop New and Relevant Programming—Members who frequently utilize our facilities typically tend to spend more at our clubs and remain members longer. As a result, we believe that there are significant opportunities to increase operating revenues by making our clubs more relevant to our members. We use a reporting tool we refer to as the “Member Dashboard” to analyze and drive member activity and club utilization. The Member Dashboard identifies members’ visits and allows us to personally engage with our members and encourage them to use their club and its amenities. We capture a member’s interest profile when the member joins a club and we study member usage patterns and obtain feedback from our members periodically to keep our offerings relevant to members’ changing lifestyles. Our goal is to provide numerous opportunities for all members and their families to utilize our facilities.

Key elements of our strategy have included making our golf and country clubs more family friendly and accessible. To make it more convenient for members to learn the game of golf, we have expanded practice facilities, enhanced teaching programs and created “Fastee Courses” where tees are placed forward to shorten the yardage of each hole to ease play and reduce the time commitment. We have also added family-oriented water recreation facilities in our pool areas, refitted fitness centers and redesigned our food and beverage outlets to be more contemporary and casual allowing for anytime usage. Many of our golf and country clubs offer summer camps and other youth programming, including junior golf leagues and swim teams. We believe these program offerings have been well received by both new and existing members, with an increase in ancillary revenue per average membership, excluding clubs acquired through the Sequoia Golf acquisition, of 3.2% for fiscal year 2014 compared to fiscal year 2013 and 7.1% for fiscal year 2013 compared to fiscal year 2012.

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

Members also participate in clubs within their club, whereby members with similar interests come together for recreational, educational, charitable, social and business-oriented purposes. We believe this reinforces the club becoming integral to the lives of our members. Our individual clubs also benefit from member participation on their board of governors and numerous committees providing us valuable feedback and recommendations for further improvements to our program offerings. We will continue to promote activities and events occurring at members’ home clubs, and believe we can further tailor our programming to address members’ particular preferences and interests.

Reinvention. We believe our ability to conceptualize, fund and execute club reinventions gives us a significant competitive advantage over member-owned and individual privately-owned clubs, which may have difficulty gaining member consensus and financial backing to execute such improvements. In 2007, we embarked on the “reinvention” of our clubs through strategic capital investment projects designed to drive membership sales, facility usage and member retention. We believe this strategy results in increased member visits during various parts of the day for both business and pleasure, allowing our clubs to serve multiple purposes depending on the individual needs of our members. Additionally, our investments have enabled us to make appropriate price adjustments.

Elements of reinvention capital expenditures include “Touchdown Rooms”, which are small private meeting rooms allowing members to hold impromptu private meetings while leveraging the other services of their club. “Anytime Lounges” provide a contemporary and casual atmosphere to work and network, while “Media Rooms” provide state-of-the-art facilities to enjoy various forms of entertainment. Additional reinvention elements include refitted fitness centers, enhanced pool area amenities such as shade cabanas, pool slides and splash pads, redesigned golf practice areas for use by beginners to avid golfers, and newly created or updated indoor and outdoor dining and social gathering areas designed to take advantage of the expansive views and natural beauty of our clubs.

From fiscal years 2007 to 2014, we invested more than $480.0 million, or approximately 7.9% of total revenue, to reinvent, upgrade, maintain, replace and build new and existing facilities and amenities. Much of our invested capital included adding reinvention elements to many of our clubs, including the construction or remodeling of approximately 20 fitness facilities and 73 dining venues, the addition of five family-oriented outdoor water related amenities and improvements to approximately 1,100 holes of golf. As of December 30, 2014, 54 of our clubs, including 33 golf and country clubs and 21 business, sports and alumni clubs, were considered “major reinvention” clubs and received significant reinvention capital. We define “major reinvention” clubs as those clubs receiving $750,000 or more gross capital spend on a project basis.

Examples of major reinvention clubs include but are not limited to:

•Firestone Country Club in Akron, Ohio

•Gleneagles Country Club in Dallas, Texas

•Coto De Caza Golf & Racquet Club in Coto De Caza, California

•Cardinal Club in Raleigh, North Carolina

•The University of Texas Club in Austin, Texas

•The Houston Club in Houston, Texas

•The City Club Los Angeles in Los Angeles, California

We believe the benefits of reinvention include an increase in revenue as a result of an increase in member usage, increase in member spend per visit, and an increase in new memberships. For instance, the recent renovation at Gleneagles Country Club near Dallas, Texas is an example of how we profit from major renovation projects. From mid-2012 through early 2014, we invested approximately $3.8 million to renovate the clubhouse as part of our reinvention strategy. We believe this investment contributed to a 14.6% and 7.3% increase in revenue and membership count, respectively, for fiscal year 2014, compared to pre-construction revenue and membership count for fiscal year 2012. Additionally, we believe the reinvention contributed incremental adjusted EBITDA of $1.4 million for fiscal year 2014.

At our business clubs, we have benefited from landlord contributions towards the cost of our business club reinvention. Landlords often see our clubs as amenities that improve the building’s overall appeal for its tenants and, as such, are willing to help fund improvements. From fiscal years 2007 through 2014, we received landlord contributions at 19 of our 21 reinvented business, sports and alumni clubs totaling approximately $27.4 million, representing approximately 38% of the total reinvention investment in our business, sports and alumni clubs. Additionally, we expect approximately $1.3 million in tenant improvement allowances attributable to reinvention projects occurring during fiscal year 2015 under the terms of the respective lease agreements. We believe that these leasehold improvements also favorably position us to capitalize on the improving economy.

The reinvention capital investments made at City Club Los Angeles in Los Angeles, California further demonstrate how we profited from such projects. From mid 2012 through early 2014, we invested approximately $10.9 million, of which $4.2 million was funded by the landlord for tenant improvements, to relocate and reinvent the club. We believe this investment contributed to a 28.7% and 17.8% increase in revenue and membership count, respectively, for fiscal year 2014, compared to pre-construction revenue and membership count for fiscal year 2012. Additionally, we believe the reinvention contributed incremental adjusted EBITDA of $1.3 million for fiscal year 2014.

Our reinvention concept is based on consumer research, through which we analyzed how members were using our facilities, why members joined and why some subsequently resigned. This research was utilized to develop physical and programming changes to better suit our members’ preferences and needs. Based on visits per average membership, in fiscal year 2014, our members visited our same store reinvented golf and country clubs an average of 34.0% more frequently than members of non-reinvented clubs and members visited our same store reinvented business, sports and alumni clubs an average of 20.2% more frequently than non-reinvented clubs.

During fiscal years 2014 and 2013, we spent $32.1 million and $26.0 million, respectively, on reinvention capital. We believe these additional major reinvention projects represent opportunities to increase revenues and generate a positive return on our investment, although we cannot guarantee such returns. In 2015, we plan to invest approximately $20.0 million on major reinvention projects across nine same-store golf and country clubs and four same-store business, sports and alumni clubs. Additionally, we plan to invest approximately $15.0 million to reinvent certain clubs obtained in the Sequoia Golf acquisition and approximately $7.1 million to reinvent recent single-club acquisitions. We will continue to identify and prioritize capital projects for fiscal years 2016 and beyond to add reinvention elements.

Acquisitions. Acquisitions allow us to expand our portfolio and network offerings. We believe the ability to offer access to our collection of clubs provides us a significant competitive advantage in pursuing acquisitions. Newly acquired clubs may also generally benefit from additional capital and implementation of our reinvention strategy. We believe that the unique benefits that we have to offer, such as a policy which does not assess members for capital improvements as well as our ability to consummate acquisitions and improve operations, provide us a unique competitive advantage in pursuing potential transactions. We believe there are many attractive acquisition opportunities available and we continually evaluate and selectively pursue these opportunities to expand our business. We actively communicate with other club operators, their lenders and boards of directors who may seek to dispose of their club properties or combine membership rosters at a single club location. We also evaluate joint ventures and management opportunities that allow us to expand our operations and increase our recurring revenue base without substantial capital outlay. When we do make strategic acquisitions, we do so only after an evaluation to satisfy ourselves that we can add value given our external growth experience, facility assessment capabilities, operational expertise and economies of scale. For example, in the second fiscal quarter of 2013, we acquired Oak Tree Golf & Country Club, a private country club located in Edmond, Oklahoma, for approximately $10.2 million, including $5.0 million of assumed debt, and subsequently invested $3.4 million in reinvention elements. Revenues increased approximately 25.0% for fiscal year 2014 compared to fiscal year 2012, the last complete fiscal year prior to our acquisition. Additionally, the club's membership count increased 45.8% from the second quarter of 2013 to December 30, 2014. During fiscal year 2014, the club contributed $3.0 million in adjusted EBITDA.

From fiscal years 2010 through 2014, we have spent approximately $70.0 million to acquire the 14 golf and country clubs shown in the table below.

Year	Club	Location	Number of Clubs	Number of Holes
2010	Country Club of the South	Georgia	1	18
2011	The Hamlet Golf & Country Club Willow Creek Golf & Country Club Wind Watch Golf & Country Club	New York	3	54
	Canterwood Golf & Country Club	Washington	1	18
2012	Hartefeld National Golf Club	Pennsylvania	1	18
2013	Oak Tree Country Club	Oklahoma	1	36
	Cherry Valley Country Club	New Jersey	1	18
	Chantilly National Golf & Country Club	Virginia	1	18
2014	Prestonwood Country Club - The Creek Prestonwood Country Club - The Hills	Texas	2	36
	TPC Piper Glen	North Carolina	1	18
	TPC Michigan	Michigan	1	18
	Oro Valley Country Club	Arizona	1	18

Subsequent to December 30, 2014, we purchased two golf and country clubs in the Chicago, Illinois area. On January 13, 2015, we purchased Ravinia Green Country Club, a private golf club in Riverwoods, Illinois and on January 20, 2015, we purchased Rolling Green Country Club, a private golf club in Arlington Heights, Illinois. Additionally, from fiscal years 2010 through 2014, we spent over $2.0 million to develop two new alumni clubs.

On September 30, 2014, we completed the acquisition of Sequoia Golf, adding 50 owned or operated private clubs, for a purchase price of $260.0 million, net of $5.6 million of cash acquired and after customary closing adjustments including net working capital. On the date of acquisition, Sequoia Golf was comprised of 30 owned golf and country clubs and 20 clubs which were leased or managed. The acquisition increased our network of private clubs, expanded the geographic cluster model, and solidified market penetration in Atlanta, Georgia and Houston, Texas.

In addition to our domestic initiatives, we believe there is a market to extend our private club expertise through international management arrangements. As of December 30, 2014, we managed one business club in Beijing, China and, going forward, we will consider selectively expanding our international operations.

Industry and Market Opportunity

Our company is a membership-based leisure business closely tied to consumer discretionary spending. We believe that we compete for these discretionary consumer dollars against such businesses as amusement parks, spectator sports, ski and mountain resorts, fitness and recreational sports centers, gaming and casinos, hotels and restaurants. We believe that we will benefit from the recovery taking place in the leisure industry as evidenced by recent trends in gross domestic product (“GDP”) growth within our industry. According to the Bureau of Economic Analysis (“BEA”), from 2012 to 2013, leisure and hospitality industry’s GDP growth increased by 2.0%.

Year Over Year % Change in Leisure Real GDP (1)(2)
8.0%
6.0%
4.0%
2.0%
0.0%
-2.0%
-4.0%
-6.0%
-8.0%
0.3%
2.3%
0.1%
-2.5%
-6.5%
3.6%
3.9%
2.2%
2.0%
2005
2006
2007
2008
2009
2010
2011
2012
2013

______________________
Source: Bureau of Economic Analysis.

(1)	Leisure represents the BEA defined industry of arts, entertainment, recreation, accommodation and food services.

(2)	GDP represents value added; according to the BEA, value added by industry is a measure of the contribution of each industry to the nation’s GDP.

Favorable Macro-Economic Trends. We believe that our industry and business are generally affected by macro-economic conditions and trends. Evidence of those trends from calendar year 2008 to 2014 include the S&P 500 increasing 159%, home sales volume (including new home and existing home sales) increasing from 9.8 million to 10.3 million, according to the Bureau of the Census and the National Association of Realtors, median home prices of existing homes increasing from $175,000 in 2008 to $209,500 at the end of December 2014, according to the National Association of Realtors, and the consumer discretionary spend increasing from $10.0 trillion to $12.1 trillion, as reported by the BEA. We believe that as the economy continues to recover from recession lows, our industry will continue to benefit. For most of the past two years, the consumer sentiment index has remained above its five year average, according to Thomson Reuters/University of Michigan. We believe that as consumer confidence and disposable income increase, our clubs will benefit from increased leisure and discretionary dollars spent as individuals and families look to expand recreational activities and social interactions.

______________________	______________________
Source: Thomson Reuters and University of Michigan.	Source: Bureau of Economic Analysis.

Improving Real Estate Conditions. We believe improving economic conditions and improvements in local housing markets reinforce the foundation for membership growth. Although some of the metropolitan areas where we operate clubs were disproportionately affected by the recession, related to the decline in home prices and increase in foreclosure rates, our membership base remained resilient, which we believe can be attributed to our favorable membership demographics. Economic indicators, such as increased consumer confidence, discretionary spending and home sales and construction, support an environment where we believe prospective members will choose to join our clubs.

Membership growth is, in part, driven by sales of homes in neighborhoods where our clubs are located as those who purchase homes in those areas are more likely to join the neighboring country club. For example, membership at Trophy Club Country Club, near Dallas, Texas, increased 22% from 2010 to 2014, during which time the local municipality approved approximately 1,000 new home construction permits for neighborhoods located within a 20 mile radius of the club. The following charts present our total membership counts, excluding Sequoia Golf memberships, and national home sales volume for the past 10 years:

Total Membership Trend Compared to Home Sales Trend

Total memberships (in thousands)
170
165
160
155
150
145
140
135
Home Sales (in mllions)
25.0
20.0
15.0
10.0
5.0
0.0
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
Total Memberships
Home Sales Volume

______________________
Source: National Association Of Realtors® (existing home sales), Census Bureau (new home sales).

In our business, sports and alumni clubs segment, improvements in the commercial leasing market support the attraction of new members. For example, in 2011, occupancy in the Urban Centre Towers in Tampa Bay, Florida, where our Centre Club is located, was 77.7%. As of December 30, 2014, occupancy has increased to 88.4%, and our membership count at the Centre Club increased 13.3% over the same period. We believe our alumni clubs are less impacted by local economic conditions as the membership tends to draw from a larger geographical area.

Affluent Demographic. According to data provided by Buxton, a database and mapping service, our members reside in locations where the average household income is in excess of $150,000. According to the Resonance Report for 2013, which relies on estimates from the Bureau of Labor Statistics, households with income of $150,000 or greater account for 36% of all consumer spending on social, recreation and health club memberships. We believe this mass affluent demographic’s share of discretionary spending is beneficial to our business.

Golf Industry Overview

The operational and financial performance of our clubs has been, and we believe will continue to be, influenced by local, regional and national U.S. macro-economic trends. We primarily own and operate private golf and country clubs for which we believe demand is generally more resilient to economic cycles than public golf facilities and other hospitality assets, which we believe can be attributed to our favorable membership demographics.

Golf Industry Trends. We believe that golf industry trends are favorable to our private club membership model. The golf industry is characterized by varied ownership structures, including properties owned by corporations, member equity owners, developers, municipalities and others. Reports prepared by the National Golf Foundation (“NGF”) show that during the 1990’s and early 2000’s, the industry suffered an overbuilding of public golf facilities. Over 3,160 public golf facilities opened from 1990 through 2000, increasing the supply of public golf by 39%. Golfer growth could not keep pace with the new supply generated during this time period. NGF also reports that 2013 represented the eighth consecutive year in which total facility closures outnumbered openings, with a net reduction of 144 18-hole equivalent courses in 2013. Based on a count by NGF, 2013 year-end U.S. golf supply totaled 15,516 facilities comprised of 11,505 public facilities and 4,011 private golf clubs.

Golf Facilities in The U.S.	Net Change in Total Golf Course Supply

200
150
100
50
0
-50
-100
-150
-200
182
103
88
31
-27
-9
-34
-90
-61
-139
-141
-144
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

______________________	______________________
Source: National Golf Foundation (2014 information not available)	Source: National Golf Foundation (2014 information not available)

Golfer Trends. According to NGF estimates, core and avid golfers represent more than 50% of total golfers and represented approximately 94.0% of the $26.3 billion spent on golf in 2012. We believe that core and avid golfers are the most likely golfers to become private club members and according to private club trends last reported by NGF, private golf clubs have an average golfer spend of approximately $2,000 per year versus public courses that have an average golfer spend of approximately $650 per year. Further, NGF has reported that the typical private club member is 55 years old with an annual household income of approximately $125,000 whereas the typical public golfer is 47 years old with an annual household income of approximately $95,000.

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

Business Club Industry Overview

While there is no specific industry designation for our business, sports and alumni clubs, we believe utilization of our clubs is comparable to the restaurant and hospitality industries. Our business clubs are located in 15 of the top 25 Metropolitan Statistical Areas ranked by population. Our business clubs include dining rooms, bar areas and private meeting rooms which allow members to entertain clients, conduct business and host social and corporate events.

We believe that a favorable economic backdrop increases business activity (as measured by corporate profits and the success of the capital markets) and will positively affect the demand for our business clubs. According to the BEA, corporate profits from current production (also known as operating or economic profits) increased 4.6% in 2013 and 7.0% in 2012. Similarly, the S&P 500 Index, a proxy for the performance of the broader public equity capital markets, has recently witnessed significant returns. On a total return basis, the S&P 500 is up 75% over the past three years.

Corporate Profits After Tax - Seasonally Adjusted ($b)

$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
1978
1996
2014

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

We are the largest owner-operator of private golf and country clubs in the United States, with more than twice as many private golf and country clubs as the closest competitor, according to NGF. Overall, the golf industry is a highly fragmented competitive landscape with approximately 3,900 private golf clubs in the United States, of which approximately 16% were under corporate management according to NGF’s 2014 year-end data. The data further concludes that the top 10 golf management companies, including ClubCorp, owned or managed over 300 golf clubs, or about 8% of the total private golf club market at the end of calendar year 2014. In fact, according to NGF, at the end of 2014 only three other companies owned or operated more than 25 private golf clubs in the United States with Troon Golf LLC, Century Golf Partners and U.S. Air Force Services Agency reporting a total of 56, 28, and 25, respectively.

We believe most of our competition is regionally or locally based and the level of competition for any one of our clubs depends on its location and proximity to other golf facilities relative to the location of our members. In several of our strategically concentrated markets, such as those in Texas, Georgia, California and Florida, our ownership of multiple facilities allows us to offer access to multiple clubs both locally and beyond. While others have attempted to create their own access and benefit programs, we believe our product offerings would be difficult to replicate on a similar scale, given the size of our portfolio of clubs, geographic diversity of our clubs and our numerous alliances with other clubs, resorts and facilities.

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

Seasonality

We consider the year-round recurring dues revenue stream to be one of the primary advantages of private club ownership. Golf and country club operations are seasonal in nature, with peak season beginning in mid-May and running through mid-September in most regions. Usage at our golf and country clubs declines significantly during the first and fourth fiscal quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. However, the seasonality of revenues for many of our golf and country clubs is partially mitigated by our strategic concentration in regions with traditionally warmer climates such as Texas, Georgia, California and Florida. While nearly all of our golf and country clubs experience at least some seasonality, due to the recurring nature of our year-round membership dues income, seasonality has a muted impact on our overall performance as compared to daily fee public golf facilities. Many of our golf and country clubs also offer other amenities such as dining, indoor tennis and fitness facilities, which provide revenue streams that are typically less affected by seasonality than our golf operations revenues. Our business clubs are less seasonal in nature, but typically generate a greater share of their annual revenues in the fourth quarter due to the holiday and year-end party season. In addition, the first, second and third fiscal quarters each consist of twelve weeks, whereas the fourth fiscal quarter consists of sixteen or seventeen weeks of operations. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth fiscal quarters of each year and have lower revenues and profits in the first fiscal quarter.

Sales and Marketing

We promote our clubs through extensive marketing and sales programs that are designed to appeal to our existing members, prospective members or underrepresented demographic groups. For example, we responded to the younger age of prospective members in the industry with targeted membership programs for young executives. We have also designed programming and events geared toward women and invested in family amenities that broaden the appeal of our clubs. Additionally, we advertise through social media and print advertisements in a variety of national, regional and local magazines and newspapers. We also showcase our facilities, products and services through our award‑winning quarterly lifestyle magazine, Private Clubs. Private Clubs has won or been recognized as a finalist for the MAGGIE Award for Best Magazine in the Associations/Trade & Consumer Division each year since 2009. We distribute our magazine to our member households, clubs and strategic alliance partners who subscribe, in order to showcase our facilities, products and services and other content relevant to our current and prospective members. Recent technology advancements include the mobile edition of our Private Clubs magazine, mobile tee times and electronic billing.

In 2014, our clubs served as the site of several national and regional golf events and received national awards and recognition. Three clubs received national television coverage while serving as the site of high-profile golf events, including: Firestone Country Club, site of the World Golf Championships - Bridgestone Invitational; Mission Hills Country Club, site of the LPGA Kraft Nabisco Championship (one of the four major tournaments on the LPGA Tour); and Las Colinas Country Club, site of the inaugural North Texas LPGA Shootout. Other significant golf events held at our clubs included the Web.com Midwest Classic at Nicklaus Golf Club at Lionsgate and the Insperity Invitational (Champions Tour) at The Woodlands Country Club Tournament Course.

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

Zoning and Land Use. The ownership and operation of our facilities, as well as our re-development and expansion of clubs, subjects us to federal, state and local laws regulating zoning, land development, land use, building design and construction, and other real estate-related laws and regulations.

Access. Our facilities and operations are subject to the Americans with Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008 (the “ADA”). The rules implementing the ADA have been further revised by the ADA Amendments Act of 2008, which included additional compliance requirements for golf facilities and recreational areas. The ADA generally requires that we remove architectural barriers when readily achievable so that our facilities are made accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Federal legislation or regulations may further amend the ADA to impose more stringent requirements with which we would have to comply.

Other. We are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and safety standards, equal employment, minimum wages, and licensing requirements and regulations for the sale of food and alcoholic beverages.

Employees

As of March 5, 2015, we had approximately 16,900 employees, of which 13,500 are located at our golf and country clubs, 3,050 are located at our business, sports and alumni clubs and 350 are part of our corporate and regional staff. Other than a small group of golf course maintenance staff at two of our clubs, all of our employees are non-union. We believe we have a good working relationship with our employees and have yet to experience an interruption of business as a result of labor disputes.

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

Intellectual Property

We have registered or claim ownership of a variety of trade names, service marks, copyrights and trademarks for use in our business, including, but not limited to: Associate Club; Associate Clubs; Building Relationships and Enriching Lives; Canongate Golf Clubs; ClubCater; ClubCorp; ClubCorp Charity Classic; ClubCorp Resorts; Club Corporation of America; ClubLine; Club Resorts; Club Without Walls; Fastee Course; Membercard; My Club. My Community. My World.; Private Clubs; The Society; The World Leader in Private Clubs; and Warm Welcomes, Magic Moments and Fond Farewells. While there can be no assurance that we can maintain registration or ownership for the marks, we are not currently aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

Geographic Information

Financial information about geographic area is set forth in Note 14 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this annual report on Form 10-K.

Available Information

We file with or furnish to the Securities and Exchange Commission (“SEC”) reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). These reports are available free of charge on our corporate website (www.clubcorp.com) as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. From time to time, we use our corporate website as a channel of distribution for material information about the Company. Investors and other interested persons should routinely check our website for such information. Information provided on our website is not part of this Form 10-K or our other filings. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room is available by calling the SEC at 1-800-SEC-0330.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business
We may not be able to attract and retain club members, which could harm our business, financial condition and results of operations.

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends could adversely affect our business. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, results of operations and financial condition. For fiscal year 2014, 46.0% of our total revenues came from recurring membership dues. For the same period, 22.7% of our business, sports and alumni club memberships (approximately 13,800 memberships) and 16.3% of our golf and country club memberships (approximately 14,000 memberships) were resigned, excluding any resignations from Sequoia Golf memberships. After the addition of new memberships, on a same store basis, our business, sports and alumni clubs experienced a 0.6% net gain in memberships, excluding managed clubs and a 1.3% net gain in memberships for managed clubs. Our golf and country clubs, also on a same store basis, experienced a 0.9% net gain in memberships, excluding managed clubs and a 6.2% net gain in memberships for managed clubs. If we cannot attract new members or retain our existing members, our business, financial condition and results of operations could be harmed.

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

Consumer spending patterns, particularly discretionary expenditures for leisure, recreation and travel, are particularly susceptible to factors beyond our control that may reduce demand for our products and services, including demand for memberships, golf, vacation and business travel and food and beverage sales. These factors include:

•	low consumer confidence;

•	depressed housing prices;

•	changes in the desirability of particular locations, residential neighborhoods, office space or travel patterns of members;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business (e.g., industry conventions);

•	natural disasters, such as earthquakes, tornadoes, hurricanes, wildfires and floods;

•	outbreaks of pandemic or contagious diseases, such as avian or swine flu;

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel; and

•	volatility in energy prices and the impact on consumers employed within energy-related industries.

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

A substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions. The recession led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets, which negatively affected our business, financial condition and results of operations. For example, for fiscal years 2014, 2013, 2012, 2011 and 2010, we experienced annualized attrition (i.e., members who resign) in membership count, excluding the impact of Sequoia Golf memberships, of 16.3%, 16.3%, 16.4%, 15.9% and 17.2%, respectively, in our golf and country clubs and 22.7%, 22.8%, 22.9%, 23.5%, and 24.2%, respectively, in our business, sports and alumni clubs. A renewed economic downturn in the United States may lead to increases in unemployment and loss of consumer confidence which may translate into resignations of existing members, a decrease in the rate of new memberships and reduced spending by our members. As a result, our business, financial condition and results of operations may be materially adversely affected by a renewed economic downturn.

Our businesses will remain susceptible to future economic recessions or downturns, and any significant adverse shift in general economic conditions, whether local, regional, national or global, may have a material adverse effect on our business, financial condition and results of operations. During such periods of adverse economic conditions, we may be unable to increase membership dues or the price of our products and services and may experience increased rates of resignations of existing members, a decrease in the rate of new member enrollment or reduced spending by our members, any of which may result in, among other things, decreased revenues and financial losses. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets or face increased funding costs, which could make it more difficult or impossible for us to obtain funding for additional investments and harm our results of operations.

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

We also have a high concentration of golf clubs in Texas, Georgia, California and Florida, which can experience periods of unusually hot, cold, dry or rainy weather due to a variety of periodic and quasi-periodic global climate phenomenon, such as the El Niño/La Niña-Southern Oscillation. For example, during 2011, we incurred $0.4 million, or 10.0%, higher golf course maintenance utility expenses for the fiscal period starting on June 15, 2011 and ending on September 6, 2011 compared to the corresponding fiscal period in 2010, due primarily to unusually hot and severe drought conditions in certain portions of the southern United States. If these phenomenon and their impacts on weather patterns persist for extended periods of time, our business and results of operations could be harmed.

We could be required to make material cash outlays in future periods if the number of initiation deposit refund requests we receive materially increases or if we are required to surrender unclaimed initiation deposits to state authorities under applicable escheatment laws.

At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. Initiation fees, which are more typical for our business clubs and mid-market golf and country clubs, are generally nonrefundable. In contrast to initiation fees, initiation deposits, which are typical in our more prestigious golf and country clubs, paid by members upon joining one of our clubs are fully refundable after a fixed number of years, typically 30 years, and upon the occurrence of other contract-specific conditions. Historically, only a small percentage of initiation deposits eligible to be refunded have been requested by members. As of December 30, 2014, the amount of initiation deposits that are eligible to be refunded currently within the next 12 months is $135.6 million on a gross basis. When refunds are made, we must fund the payment of such amounts from our available cash. If the number of refunds dramatically increases in the future, our financial condition could suffer and the funding requirement for such refunds could strain our cash on hand or otherwise force us to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations or seek additional capital in order to raise the cash necessary to make such refunds. As of December 30, 2014, the discounted value of initiation deposits that may be refunded in future years (not including the next 12 months) is $203.1 million. For more information on our initiation deposit amounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

In addition, most of the states in which we conduct business have hired third-party auditors to conduct unclaimed and abandoned property audits of our operations. Certain categories of property, such as uncashed payroll checks or uncashed vendor payments, are escheatable in the ordinary course of business and we have entered into closing agreements with the majority of the states regarding the escheatment of cash amounts for such categories and have remitted these amounts to the respective states; however, the audits have not been terminated. We have been in ongoing communication with several states represented by such auditors, who are demanding additional and detailed information and records related to initiation deposits. If a state were to initiate legal proceedings under its applicable laws in order to have us remit initiation deposits eligible to be refunded to certain members that have not been previously refunded to such members during the state's dormancy period, we expect to vigorously defend our position on the matter. However, if we are ultimately unsuccessful in arguing our right to continue holding such amounts, we may be forced to pay such amounts to the claiming state(s). While we believe we have strong arguments against any potential claims for the escheatment of unclaimed initiation deposits made under state escheatment laws, if a material portion of the initiation deposits otherwise eligible to be refunded were awarded or remitted to any state(s), our financial condition could be materially and adversely affected and we may be required to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations or seek additional capital in order to raise the corresponding cash required to satisfy such amounts. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet such obligations or that these actions would be permitted under the terms of our existing or future debt agreements.

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

As of December 30, 2014, we operated multiple clubs in several metropolitan areas, including 33 in the greater Atlanta, Georgia region, 19 near Houston, Texas, 17 in and around Dallas, Texas and 10 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our clubs in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the clubs as a result of a natural disaster, fire or any other reason, could harm our results of operations or may result in club closures. In addition, some of the metropolitan areas where we operate clubs could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

Seasonality may adversely affect our business and results of operations.

Our quarterly results fluctuate as a result of a number of factors. Usage of our golf and country club facilities declines significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. Our business clubs typically generate a greater share of their annual revenues in the fourth quarter, which includes the holiday and year-end party season. In addition, the first, second and third fiscal quarters each consist of twelve weeks, whereas the fourth quarter consists of sixteen or seventeen weeks. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and cash flows in the first quarter. This seasonality means our business and results of operations are disproportionately vulnerable to the occurrence of other risks during the periods of increased member usage due to the larger percentage of revenues we generate during such times.

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

Our golf and country club facilities compete on a local and regional level with other country clubs and golf facilities. The level of competition in the golf and country club business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a negative impact on our business and results of operations.

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

Labor is our primary property‑level operating expense. As of December 30, 2014, we employed approximately 15,800 hourly-wage and salaried employees at our clubs and corporate offices. For fiscal year 2014, labor-related expense accounted for 48.6% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federal or state minimum wage or other employee benefit costs. For example, if the federal minimum wage were increased significantly, we would have to assess the financial impact on our operations as we have a large population of hourly employees. If labor-related expenses increase, our operating expense could increase and our business, financial condition and results of operations could be harmed.

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

Our cost of goods such as food and beverage costs account for a significant portion of our total property-level operating expense. Cost of goods represented 14.9% of our total operating expense for fiscal year 2014. While we have not experienced material increases in the cost of goods, if our cost of goods increased significantly and we are not able to pass along those increased costs to our members in the form of higher prices or otherwise, our operating margins would suffer, which would have an adverse effect on our business, financial condition and results of operations.

In addition, rent accounts for a significant portion of our property-level operating expense. Rent expense represented 3.9% of our total operating expense for fiscal year 2014. Significant increases in our rent costs would increase our operating expense and our business, financial condition and results of operations may suffer.

Utility costs, including water, represented 5.5% of our total operating expense for fiscal year 2014. The prices of utilities are volatile, and shortages sometimes occur. In particular, municipalities are increasingly placing restrictions on the use of water for golf course irrigation and increasing the cost of water. Significant increases in the cost of our utilities, or any shortages, could interrupt or curtail our operations and lower our operating margins, which could have a negative impact on our business, financial condition and results of operations.

Each of our properties is subject to real and personal property taxes. During fiscal year 2014, we paid approximately $14.2 million in property taxes. The real and personal property taxes on our properties may increase or decrease as tax rates change and as our clubs are assessed or reassessed by taxing authorities. If real and personal property taxes increase, our financial condition and results of operations may suffer.

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

As of December 30, 2014, we were significantly leveraged and our total debt balance was approximately $983.2 million. Our substantial degree of leverage could have important consequences for our investors, including the following:

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

•
certain of our borrowings, including borrowings under the secured credit facilities entered into by our subsidiary ClubCorp Club Operations, Inc. (“Operations”) on November 30, 2010, as amended (the “Secured Credit Facilities”), are at variable rates of interest, exposing us to the risk of increased interest rates;

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot guarantee that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of the requisite operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreement governing the Secured Credit Facilities restricts our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. If we cannot make scheduled payments on our debt, we will be in default and, as a result:

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

While the terms of the credit agreement governing the Secured Credit Facilities limit, but do not fully prohibit us from doing so, we may be able to incur substantial additional indebtedness in the future. As of December 30, 2014, $111.3 million was available for borrowing under the revolving credit facility under the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities also provides for, subject to lender participation, additional borrowings in revolving or term loan commitments if certain covenants are met. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Restrictive covenants may adversely affect our operations.

The credit agreement governing the Secured Credit Facilities contains various covenants that limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	make or hold any investments (including acquisitions, loans and advances);

•	sell stock of our subsidiaries;

•	conduct sales and other dispositions of property and assets;

•	create, incur, assume or suffer to exist any liens on any of our assets;

•	enter into transactions with affiliates; and

•	enter into mergers or consolidations.

In addition, the restrictive covenants in the credit agreement governing the Secured Credit Facilities requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot guarantee that we will meet them. A breach of any of these covenants could result in a default under the credit agreement governing the Secured Credit Facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Secured Credit Facilities. If the lenders under the Secured Credit Facilities accelerate the repayment of borrowings, and we cannot guarantee that we will have sufficient assets to repay the Secured Credit Facilities and our other indebtedness, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under the Secured Credit Facilities, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As of December 30, 2014, the interest rate on the term loan facility under the Secured Credit Facilities was the higher of (i) 4.5% (“Floor”) or (ii) an elected LIBOR plus a margin of 3.5% (less the impact of an interest rate cap agreement, expiring in May 2015, that limits our exposure on the elected LIBOR to 1.0% on a notional amount of $200.0 million). This term loan facility is effectively subject to the Floor until LIBOR exceeds 1.0%. As of December 30, 2014, LIBOR was below 1.0%, such that a hypothetical 0.5% increase in LIBOR applicable to this term loan facility would not result in an increase in interest expense.

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

We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances, which could disrupt our ongoing business, divert our management and adversely affect our results of operations.

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

The success of any such acquisitions or investments will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations. We may experience difficulty with integrating acquired businesses, properties or other assets into our operations as planned, including difficulties relating to:

•	diversion of management time and focus from operating our business to integration challenges;

•	geographic diversity;

•	integrating information technology and other systems and personnel;

•	retaining members; and

•	unanticipated liabilities or litigation.
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

As of December 30, 2014, we owned or operated nine properties or businesses in partnership with other entities, including joint ventures relating to six of our golf facilities, one of our business clubs and certain realty interests which we define as “Non-Core Development Entities”. We may in the future enter into further joint ventures or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the risk that we may not be able to sell or dispose of our interest as a result of buy/sell rights that may be imposed by the joint venture agreement, the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and the risk that our partner may be able to veto actions which may be in our best interests. Consequently, actions by a partner might subject clubs owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our partners, or our partners could take actions binding on the joint venture without our consent. Any of the foregoing could have a negative impact on the joint venture or its results of operations, and subsequently on our business or results of operations.

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

We are also subject to the ADA which, among other things, may require certain renovations to our facilities to comply with access and use requirements. A determination that we are not in compliance with the ADA or any other similar law or regulation could result in the imposition of fines or an award of damages to private litigants. While we believe we are operating in substantial compliance, and will continue to remove architectural barriers in our facilities when readily achievable, in accordance with current applicable laws and regulations, there can be no assurance that our expenses for compliance with these laws and regulations will not increase significantly and harm our business, financial condition and results of operations.

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

We are subject to laws and regulations enacted by national, state and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have an adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business, investments and results of operations.

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

To date we have not experienced any material losses relating to cyber attacks, computer viruses or other systems or infrastructure failures. While we have cyber security procedures in place, given the evolving nature of these threats, there can be no assurance that we will not suffer material losses in the future due to cyber attacks or other systems or infrastructure failures. A theft, loss, misappropriation, fraudulent or unlawful use of customer, employee or company data, including in connection with one or more cyber attacks on us or one of our third-party providers, could harm our reputation, result in loss of members or business disruption or result in remedial and other costs, fines or lawsuits. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third-parties engaged by us) could result in fines or restrictions on our use or transfer of data. Any of these matters could adversely affect our business, financial condition or results of operations.

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

We may be required to write-off a portion of our intangible assets with finite lives, indefinite lived intangible assets, goodwill, and/or long-lived asset balances as a result of declines in our business, results of operations, or a prolonged and severe economic recession.

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Under accounting principles generally accepted in the United States (“GAAP”), we are required to review goodwill and indefinite lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. GAAP also requires that we test long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”. Declines in our business, results of operations, or a severe prolonged economic downturn could result in impairment charges related to our intangible assets with finite lives, indefinite lived intangible assets, goodwill, and/or long-lived asset, which would negatively impact our results of operations.

We are subject to tax examinations of our tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions and may be subject to similar examinations in the future. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for uncertain tax positions. These assessments can require considerable estimates and judgments; for example intercompany transactions associated with provision of services and cost sharing arrangements are complex and affect our tax liabilities. We are currently under audit by state income tax authorities. No assessments have been received for our state income tax audits and no unrecognized tax benefits have been recorded related to these tax positions.

In addition, certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, plus penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. Additionally, during fiscal year 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary, which we have protested with the Mexican taxing authorities through the appropriate administrative channel. Subsequently, we recorded a liability related to an unrecognized tax benefit for $5.8 million, exclusive of penalties and interest. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the result of our protest of this assessment.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have a material adverse effect on our operating results and financial condition.

Risks Relating to Our Capital Structure
We are controlled by affiliates of KSL, whose interests may be different than the interests of other investors.

As of December 30, 2014, affiliates of KSL beneficially owned approximately 51% of our common stock. As a result, investment funds associated with or designated by affiliates of KSL will continue to have the ability to elect members of our Board of Directors and thereby may be able to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated articles of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, KSL’s affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, KSL’s affiliates may be interested in making acquisitions that increase our indebtedness or in selling revenue-generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

KSL is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

Our amended and restated articles of incorporation provide that none of KSL’s affiliates or any director who is not employed by us, or affiliates of such director, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KSL’s affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as affiliates of KSL continue to own a significant amount of our combined voting power, even if such amount is less than 50%, KSL will continue to be able to influence our decisions and, so long as KSL’s affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, they will be able to nominate individuals to our Board of Directors pursuant to our amended and restated articles of incorporation. In addition, KSL’s affiliates will be able to influence the outcome of all matters requiring stockholder approval and prevent a change of control or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Our stock price may experience significant volatility, and you may not be able to resell shares of our common stock at or above the price you paid, or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock may be volatile. The stock market experiences significant volatility from time to time. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at or above the price you paid due to a number of factors including the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance and corporate structure, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation or regulatory investigations or actions;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the sustainability of an active trading market for our stock;

•	changes in accounting principles; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

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

In December 2013, our Board of Directors adopted a policy to pay, subject to the satisfaction of certain conditions and the availability of funds, a regular quarterly cash dividend at an indicated annual rate of $0.48 per share of common stock, subject to quarterly declaration. On December 3, 2014, our Board of Directors approved an 8% increase in the quarterly dividend, resulting in an indicated annual dividend of $0.52 per share of common stock. The payment of such quarterly dividends and any other future dividends will be at the discretion of our Board of Directors and is subject to our compliance with applicable law, and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. There can be no assurance that we will continue to pay any dividend in the future. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in ClubCorp. This appreciation may not occur and our stock may in fact depreciate in value.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our industry, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The future sale of shares of our common stock in the public market, or the perception that such sales could occur, including under our shelf registration statement on Form S-3 declared effective on October 31, 2014, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell securities in the future at a time and at a price that we deem appropriate.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of securities in connection with investments or acquisitions may result in dilution to our shareholders.

Our amended and restated articles of incorporation designate the Eighth Judicial District Court of Clark County, Nevada, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and therefore limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated articles of incorporation provide that, to the fullest extent permitted by law, and unless we consent to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada shall be the sole and exclusive forum for any (i) derivative action or proceeding brought in the name or right of the corporation or on its behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to the corporation or any of our stockholders, (iii) any action arising or asserting a claim arising pursuant to any provision of Chapters 78 or 92A of the Nevada Revised Statutes (“NRS”) or any provision of our articles of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our articles of incorporation or bylaws or (v) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated articles of incorporation further provide that any person purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed, to the fullest extent permitted by law, to have notice of and consented to the foregoing provision.

We believe the choice-of-forum provision in our amended and restated articles of incorporation will help provide for the orderly, efficient and cost-effective resolution of Nevada-law issues affecting us by designating courts located in the State of Nevada (our state of incorporation) as the exclusive forum for cases involving such issues. However, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. While there is no Nevada case law addressing the enforceability of this type of provision, Nevada courts have on prior occasion found persuasive authority in Delaware case law in the absence of Nevada statutory or case law specifically addressing an issue of corporate law. The Court of Chancery of the State of Delaware ruled in June 2013 that choice-of-forum provisions of a type similar to those included in our amended and restated articles of incorporation are not facially invalid under corporate law and constitute valid and enforceable contractual forum selection clauses. However, if a court were to find the choice-of-forum provision in our amended and restated articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

We are a “controlled company” within the meaning of the NYSE rules and the rules of the SEC. As a result, we qualify for, and intend to continue to rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

As of March 5, 2015, affiliates of KSL control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors, our nominating and corporate governance committee, and compensation committee may not consist entirely of independent directors and such committees may not be subject to mandatory annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Subject to a permitted phase-in schedule, we will be required to have a majority of our Board of Directors, as well as our entire compensation and nominating and corporate governance committees, consist of ‘‘independent directors’’ once affiliates of KSL control less than a majority of the voting power of our common stock.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012 (the ‘‘JOBS Act’’). For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including, among other things:

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

We will be an emerging growth company until December 25, 2018, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenue of $1 billion or more, (ii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. We have made an irrevocable decision to opt out of this extended transition period for complying with new or revised accounting standards.

We cannot predict if investors will find our common stock less attractive if we continue to rely on the exemptions described above. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to comply with the laws and regulations affecting public companies, particularly after we are no longer an emerging growth company.

As a public company, particularly after we cease to qualify as an emerging growth company, we will incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NYSE. Our management and other personnel devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs have increased since becoming a public equity filer. We also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as an emerging growth company, we may not need to comply with the auditor attestation provisions of Section 404 for several years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and that management expend time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

When the available exemptions under the JOBS Act, as described above, cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the requirements of the JOBS Act. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The words “may”, “should”, “expect”, “intend”, “will”, “estimate”, “anticipate”, “believe”, “predict”, “potential” or “continue” or the negatives of these terms or variations of them or similar terminology are used in this Form 10-K to identify forward-looking statements. Except for historical information contained herein, the matters addressed in this Form 10-K are forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	adverse conditions affecting the United States economy;

•	our ability to attract and retain club members;

•	changes in consumer spending patterns, particularly with respect to demand for products and services;

•	unusual weather patterns, extreme weather events and periodic and quasi-periodic weather patterns, such as the El Niño/La Niña Southern Oscillation;

•	material cash outlays required in connection with refunds or escheatment of membership initiation deposits;

•	impairments to the suitability of our club locations;

•	regional disruptions such as power failures, natural disasters or technical difficulties in any of the major areas in which we operate;

•	seasonality of demand for our services and facilities usage;

•	increases in the level of competition we face;

•	the loss of members of our management team or key employees;

•	increases in the cost of labor;

•	increases in other costs, including costs of goods, rent, water, utilities and taxes;

•	decreasing values of our investments;

•	illiquidity of real estate holdings;

•
our substantial indebtedness, which may adversely affect our financial condition and our ability to operate our business, react to changes in the economy or our industry and pay our debts, and which could divert our cash flows from operations for debt payments;

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness could cause our debt service obligations to increase significantly;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions;

•	complications integrating acquired businesses and properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	risks related to tax examinations by the IRS;

•	cancellation of indebtedness income resulting from cancellation of certain indebtedness;

•	the substantial ownership of our equity by the selling stockholder;

•	future sales of our common stock could cause the market price to decline;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	our stock price may change significantly;

•	our ability to declare and pay dividends;

•	securities analysts could publish information that negatively impacts our stock price and trading volume;

•	anti-takeover provisions could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities;

•	as a “controlled company,” we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies;

•	“emerging growth company” status as defined in the JOBS Act may impact attractiveness of our common stock to investors; and

•
the other factors described elsewhere in this Form 10-K, included under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in other documents and reports we file with the SEC.

Forward-looking statements speak only of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Additional information concerning these and other risks and uncertainties is contained in our other periodic filings with the SEC.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of March 5, 2015, our portfolio consists of 203 clubs located in 26 states, the District of Columbia and two foreign countries. Our golf and country clubs include 128 private country clubs, 16 semi-private clubs and 10 public golf courses. Our business, sports and alumni clubs include 29 business clubs, 11 business and sports clubs, seven alumni clubs, and two sports clubs. We own, lease or operate through joint ventures 142 and manage 12 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 118 of our golf and country clubs (consisting of over 27 thousand acres of real estate) and one of our business, sports and alumni clubs.

We believe our leased corporate office space in Dallas, Texas, and the clubs in our portfolio are well maintained and occupy sufficient space to meet our operating needs. During the normal course of business, we evaluate lease terms and club locations and may elect to relocate or combine locations as we see fit.

The following tables illustrate our clubs by segment, location, type of club, and size either in terms of golf holes for golf and country clubs or approximate square footage for business, sports and alumni clubs, as of March 5, 2015. Subject to certain exceptions, the obligations under the Secured Credit Facilities are secured by mortgages on material fee-owned clubs.

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
California Region
Airways Golf Club	Public Golf	Fresno	CA	18
Aliso Viejo Golf Club	Private Country Club	Los Angeles	CA	18
Braemar Country Club	Private Country Club	Los Angeles	CA	27
Canyon Crest Country Club	Private Country Club	Los Angeles	CA	18
Coto De Caza Golf & Racquet Club	Private Country Club	Los Angeles	CA	36
Crow Canyon Country Club	Private Country Club	San Francisco	CA	18
Desert Falls Country Club	Private Country Club	Palm Springs	CA	18
Empire Ranch Golf Club	Public Golf	Sacramento	CA	18
Granite Bay Golf Club	Private Country Club	Sacramento	CA	18
Indian Wells Country Club	Private Country Club	Palm Springs	CA	36
Mission Hills Country Club	Private Country Club	Palm Springs	CA	54
Morgan Run Club & Resort	Private Country Club	Santa Fe	CA	27
Old Ranch Country Club	Private Country Club	Los Angeles	CA	18
Porter Valley Country Club	Private Country Club	Los Angeles	CA	18
Rancho Vista Golf Club	Public Golf	Los Angeles	CA	18
Shadow Ridge Country Club	Private Country Club	San Diego	CA	18
Spring Valley Lake Country Club	Private Country Club	Los Angeles	CA	18
Teal Bend Golf Club	Public Golf	Sacramento	CA	18
Turkey Creek Golf Club	Public Golf	Sacramento	CA	18
Georgia Region
Atlanta National Golf Club	Private Country Club	Atlanta	GA	18
Bear's Best Atlanta	Public Golf	Atlanta	GA	18
Bentwater Golf Club	Private Country Club	Atlanta	GA	18
Braelinn Golf Club	Private Country Club	Atlanta	GA	18
Canongate I Golf Club	Private Country Club	Atlanta	GA	36
Cateechee Golf Club	Public Golf	Atlanta	GA	18
Chapel Hills Golf Club	Private Country Club	Atlanta	GA	18
Country Club of Gwinnett	Semi-Private Golf Club	Atlanta	GA	18
Country Club of the South	Private Country Club	Atlanta	GA	18
Eagle Watch Golf Club	Private Country Club	Atlanta	GA	18
Eagles Landing Country Club	Private Country Club	Atlanta	GA	27
Flat Creek Country Club	Private Country Club	Atlanta	GA	27
Georgia National Golf Club	Private Country Club	Atlanta	GA	18
Hamilton Mill Golf Club	Private Country Club	Atlanta	GA	18
Healy Point Country Club	Private Country Club	Macon	GA	18
Heron Bay Golf Club	Private Country Club	Atlanta	GA	18
Laurel Springs Golf Club	Private Country Club	Atlanta	GA	18
Mirror Lake Golf Club	Private Country Club	Atlanta	GA	36
Northwood Country Club	Private Country Club	Atlanta	GA	18
Olde Atlanta Golf Club	Private Country Club	Atlanta	GA	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
Planterra Ridge Golf Club	Private Country Club	Atlanta	GA	18
Polo Golf and Country Club	Private Country Club	Atlanta	GA	18
River Forest Country Club	Private Country Club	Forsyth	GA	18
Sun City Peachtree Golf Club	Private Country Club	Atlanta	GA	18
The Frog	Public Golf	Atlanta	GA	18
The Manor Golf and Country Club	Private Country Club	Atlanta	GA	18
Traditions of Braselton	Private Country Club	Atlanta	GA	18
White Columns Country Club	Private Country Club	Atlanta	GA	18
White Oak Golf Club	Private Country Club	Atlanta	GA	36
Whitewater Creek Country Club	Private Country Club	Atlanta	GA	18
Windermere Golf Club	Private Country Club	Atlanta	GA	18
Texas Region
April Sound Country Club	Private Country Club	Houston	TX	27
Bay Oaks Country Club	Private Country Club	Houston	TX	18
Brookhaven Country Club	Private Country Club	Dallas	TX	54
Canongate Lake Windcrest	Private Country Club	Houston	TX	18
Canongate Magnolia Creek	Private Country Club	Houston	TX	27
Canongate South Shore Harbour	Private Country Club	Houston	TX	27
Canongate The Oaks and Panther Trail	Private Country Club	Houston	TX	36
Canyon Creek Country Club	Private Country Club	Dallas	TX	18
Fair Oaks Ranch Golf & Country Club	Private Country Club	San Antonio	TX	36
Flintrock Golf Club at Lakeway	Private Country Club	Austin	TX	18
Gleneagles Country Club	Private Country Club	Dallas	TX	36
Hackberry Creek Country Club	Private Country Club	Dallas	TX	18
Hearthstone Country Club	Private Country Club	Houston	TX	27
Lakeway Country Club	Private Country Club	Austin	TX	36
Las Colinas Country Club	Private Country Club	Dallas	TX	18
Lost Creek Country Club	Private Country Club	Austin	TX	18
Oakmont Country Club	Private Country Club	Dallas	TX	18
Prestonwood Country Club - The Creek	Private Country Club	Dallas	TX	18
Prestonwood Country Club - The Hills	Private Country Club	Dallas	TX	18
Shady Valley Golf Club	Private Country Club	Dallas	TX	18
Stonebriar Country Club	Private Country Club	Dallas	TX	36
Stonebridge Country Club	Private Country Club	Dallas	TX	18
The Club at Cimarron	Private Country Club	Mission	TX	18
The Club at Falcon Point	Private Country Club	Houston	TX	18
The Clubs of Kingwood at Deerwood	Private Country Club	Houston	TX	18
The Clubs of Kingwood at Kingwood	Private Country Club	Houston	TX	72
The Hills Country Club at Lakeway	Private Country Club	Austin	TX	18
The Ranch Country Club at Stonebridge	Private Country Club	Dallas	TX	27
The Woodlands Country Club Palmer Course & Tennis Center	Private Country Club	Houston	TX	27
The Woodlands Country Club Player Course	Private Country Club	Houston	TX	18
The Woodlands Country Club Tournament Course	Private Country Club	Houston	TX	18
Timarron Country Club	Private Country Club	Dallas	TX	18
Trophy Club Country Club	Private Country Club	Dallas	TX	36
Walnut Creek Country Club	Private Country Club	Dallas	TX	36
Wildflower Country Club	Private Country Club	Temple	TX	18
Willow Creek Golf Club	Private Country Club	Houston	TX	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
West Region
Anthem Golf & Country Club	Private Country Club	Phoenix	AZ	18
Aspen Glen Club	Private Country Club	Rocky Mountain	CO	18
Bear's Best Las Vegas	Public Golf	Las Vegas	NV	18
Black Bear Golf Club	Private Country Club	Denver	CO	18
Blackstone Country Club	Private Country Club	Denver	CO	18
Canterwood Golf & Country Club	Private Country Club	Seattle	WA	18
Canyon Gate Country Club	Private Country Club	Las Vegas	NV	18
Fort Collins Country Club	Private Country Club	Denver	CO	18
Gainey Ranch Golf Club	Private Country Club	Phoenix	AZ	27
Ironwood Club at Anthem	Private Country Club	Phoenix	AZ	18
Mill Creek Country Club	Private Country Club	Seattle	WA	18
Oro Valley Country Club	Private Country Club	Tuscon	AZ	18
Seville Golf & Country Club	Private Country Club	Phoenix	AZ	18
Midwest Region
Firestone Country Club	Private Country Club	Akron	OH	63
Knollwood Country Club	Private Country Club	South Bend	IN	36
Nicklaus Golf Club at LionsGate	Private Country Club	Kansas City	KS	18
Oak Pointe Country Club	Private Country Club	Detroit	MI	36
Quail Hollow Country Club	Private Country Club	Cleveland	OH	36
Ravinia Green Country Club	Private Country Club	Chicago	IL	18
Rolling Green Country Club	Private Country Club	Chicago	IL	18
Silver Lake Country Club	Private Country Club	Akron	OH	18
TPC Michigan	Semi-Private Golf Club	Detroit	MI	18
Mid-Atlantic Region
Bluegrass Yacht & Country Club	Private Country Club	Nashville	TN	18
Chantilly National Golf and Country Club	Private Country Club	Centreville	VA	18
Devils Ridge Golf Club	Private Country Club	Raleigh/Durham	NC	18
Greenbrier Country Club	Private Country Club	Norfolk	VA	18
Jefferson Lakeside Country Club	Private Country Club	Richmond	VA	18
Lochmere Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
Nags Head Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
Neuse Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
Piedmont Club	Private Country Club	Washington, DC	VA	18
River Creek Club	Private Country Club	Washington, DC	VA	18
River Run Golf & Country Club	Private Country Club	Charlotte	NC	18
Sequoyah National	Semi-Private Golf Club	Whittier	NC	18
Stonehenge Golf & Country Club	Private Country Club	Richmond	VA	18
The Currituck Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
TPC Piper Glen	Private Country Club	Charlotte	NC	18
Northeast Region
Cherry Valley Country Club	Private Country Club	Skillman	NJ	18
Diamond Run Golf Club	Private Country Club	Pittsburgh	PA	18
Hamlet Golf & Country Club	Private Country Club	Long Island	NY	18
Hartefeld National Golf Club	Private Country Club	Avondale	PA	18
Ipswich Country Club	Private Country Club	Boston	MA	18
Treesdale Golf & Country Club	Private Country Club	Pittsburgh	PA	27
Willow Creek Golf & Country Club	Public Golf	Long Island	NY	18
Wind Watch Golf & Country Club	Semi-Private Golf Club	Long Island	NY	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
Southeast Region
Canebrake Country Club	Private Country Club	Hattiesburg	MS	18
Country Club Of Hilton Head	Private Country Club	Hilton Head	SC	18
Countryside Country Club	Private Country Club	Clearwater	FL	27
Debary Golf & Country Club	Semi-Private Golf Club	Orlando	FL	18
Deercreek Country Club	Private Country Club	Jacksonville	FL	18
Diamante Golf Club	Private Country Club	Hot Springs Village	AR	18
East Lake Woodlands Country Club	Private Country Club	Oldsmar	FL	36
Golden Bear Golf Club at Indigo Run	Semi-Private Golf Club	Hilton Head	SC	18
Haile Plantation Golf & Country Club	Private Country Club	Gainesville	FL	18
Hunter's Green Country Club	Private Country Club	Tampa	FL	18
LPGA International	Semi-Private Golf Club	Daytona Beach	FL	36
Monarch Country Club	Private Country Club	Palm Beaches	FL	18
Oak Tree Country Club	Private Country Club	Edmond	OK	36
Queens Harbour Yacht & Country Club	Semi-Private Golf Club	Jacksonville	FL	18
Regatta Bay Golf and Country Club	Private Country Club	Destin	FL	18
Southern Trace Country Club	Private Country Club	Shreveport	LA	18
Stone Creek Golf Club	Semi-Private Golf Club	Ocala	FL	18
Tampa Palms Golf & Country Club	Private Country Club	Tampa	FL	18
The Golf Club at Indigo Run	Private Country Club	Hilton Head	SC	18
Woodside Plantation Country Club	Private Country Club	Aiken	SC	45
International Region
Cozumel Country Club	Semi-Private Golf Club	Cozumel	Mexico	18
Marina Vallarta Club de Golf	Semi-Private Golf Club	Puerto Vallarta	Mexico	18
Vista Vallarta Club de Golf	Semi-Private Golf Club	Puerto Vallarta	Mexico	36
Total Golf & Country Clubs				3,429
_________________________

(1)	Public golf courses are open to the general public. Semi-private golf clubs offer memberships in addition to limited public play.

Business, Sports and Alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (1)
California Region
Center Club	Business Club	Los Angeles	CA	22,000
City Club Los Angeles	Business Club	Los Angeles	CA	27,000
Silicon Valley Capital Club	Business/Sports Club	San Jose	CA	14,000
University Club atop Symphony Towers	Business Club	San Diego	CA	18,000
Georgia Region
Buckhead Club	Business Club	Atlanta	GA	18,000
Peachtree City Tennis	Sports Club	Atlanta	GA	9,000
The Commerce Club	Business Club	Atlanta	GA	26,000
Texas Region
Baylor Club	Alumni Club	Waco	TX	18,000
Greenspoint Club	Business/Sports Club	Houston	TX	40,000
Houston City Club	Business/Sports Club	Houston	TX	130,000
La Cima Club	Business Club	Dallas	TX	15,000
Plaza Club	Business Club	San Antonio	TX	19,000

Business, Sports and Alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (1)
Texas Tech University Club	Alumni Club	Lubbock	TX	20,000
The Downtown Club at Houston Center	Business/Sports Club	Houston	TX	55,000
The Downtown Club at Met	Business/Sports Club	Houston	TX	110,000
The Houston Club	Business Club	Houston	TX	16,000
The University of Texas Club	Alumni Club	Austin	TX	34,000
Tower Club	Business Club	Dallas	TX	29,000
West Region
Columbia Tower Club	Business Club	Seattle	WA	29,000
Midwest Region
Dayton Racquet Club	Business/Sports Club	Dayton	OH	28,000
Metropolitan Club	Business/Sports Club	Chicago	IL	60,000
Mid-America Club	Business Club	Chicago	IL	34,000
Skyline Club	Business Club	Detroit	MI	20,000
Skyline Club	Business Club	Indianapolis	IN	16,000
The Club at Key Center	Business/Sports Club	Cleveland	OH	34,000
Mid-Atlantic Region
Cardinal Club	Business Club	Raleigh/Durham	NC	24,000
Carolina Club	Alumni Club	Chapel Hill	NC	15,000
City Club of Washington	Business Club	Washington, DC	DC	17,000
Club Le Conte	Business Club	Knoxville	TN	18,000
Crescent Club	Business Club	Memphis	TN	14,000
Piedmont Club	Business Club	Winston-Salem	NC	14,000
Tower Club Tysons Corner	Business Club	Vienna	VA	23,000
Town Point Club	Business Club	Norfolk	VA	18,000
Northeast Region
Boston College Club	Alumni Club	Boston	MA	17,000
Pyramid Club	Business Club	Philadelphia	PA	21,000
Rivers Club	Business/Sports Club	Pittsburgh	PA	69,000
The Athletic & Swim Club at Equitable Center	Sports Club	New York City	NY	25,000
University of Massachusetts Club	Alumni Club	Boston	MA	26,000
Southeast Region
Capital City Club	Business Club	Columbia	SC	21,000
Capital City Club	Business Club	Montgomery	AL	24,000
Centre Club	Business Club	Tampa	FL	14,000
Citrus Club	Business/Sports Club	Orlando	FL	27,000
Commerce Club	Business Club	Greenville	SC	16,000
Harbour Club	Business Club	Charleston	SC	18,000
The Summit Club	Business Club	Birmingham	AL	19,000
Tower Club	Business Club	Ft. Lauderdale	FL	11,000
University Center Club at Florida State	Alumni Club	Tallahassee	FL	64,000
University Club	Business/Sports Club	Jacksonville	FL	28,000
International Region
Capital Club	Business Club	Beijing	China	60,000
Total Business, Sports and Alumni Clubs				1,444,000
_________________________

(1)	Business, sport and alumni club size is represented in approximate square footage.

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

PART II—FINANCIAL INFORMATION

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

Market Information

Our common stock has traded on the NYSE under the symbol “MYCC” since September 20, 2013. Prior to that time, there was no public market for our common stock. As of March 5, 2015, 64,637,147 shares of common stock were outstanding, held by approximately 90 holders of record which does not reflect holders who beneficially own our common stock held in nominee or street name.

The following table sets forth, for the quarterly reporting periods indicated, the high and low intraday sales prices per share for the our common stock, as reported by the NYSE:

	Common Stock Market Price
	High	Low
Fiscal Year 2013
Fourth Quarter	$17.93	$13.51
Fiscal Year 2014
First Quarter	19.76	16.81
Second Quarter	19.40	17.14
Third Quarter	18.89	16.36
Fourth Quarter	20.10	16.75

Dividend Policy and Limitations

In December 2013, our Board of Directors adopted a policy to pay, subject to the satisfaction of certain conditions and the availability of funds, a regular quarterly cash dividend at an indicated annual rate of $0.48 per share of common stock, subject to quarterly declaration. On December 3, 2014, our Board of Directors approved an 8% increase in the quarterly dividend, resulting in indicated annual dividend of $0.52 per share of common stock.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
Fiscal Year 2013
December 26, 2012	$0.69	December 26, 2012	$35,000	December 27, 2012
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014

Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015

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

Issuer Purchases of Equity Securities

During the sixteen weeks ended December 30, 2014, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information, as of December 30, 2014, about the Company’s common stock authorized for issuance under the Company's equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	967,289	(1)	$—	(2)	3,032,711	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	967,289		—		3,032,711

(1)	Represents shares reserved for issuance related to outstanding restricted stock awards, restricted stock units, performance-based awards, net of forfeitures.

(2)	All shares reserved for issuance under the Stock Plan have no exercise price.

(3)	Represents shares reserved for issuance under the Stock Plan other than shares reserved for issuance related to existing awards.

Stock Performance Graph

The total return graph below is presented for the period from September 20, 2013, the day our common stock began trading on the New York Stock Exchange, through December 30, 2014. The comparison assumes that $100 was invested at the market close on September 20, 2013 in: 1) our common stock (“MYCC”), 2) The Russell 2000, 3) The Standard & Poor’s 500 Stock Index and 4) the S&P Leisure Time Select Industry Index. We included the S&P Leisure Time Select Industry Index as we believe we compete in the leisure industry. The total return graph assumes that all dividends were reinvested on the day of payment.

Total Return Stock Performance Graph

$150
$140
$130
$120
$110
$100
$90
9/20/13
9/30/13
12/31/13
3/31/14
6/30/14
9/30/14
12/31/14
ClubCorp Holdings Inc.
Russell 2000 Index
S&P 500 Index
S&P Leisure Time Select Industry Index

This performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods presented. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2014, 2012, 2011 and 2010, our fiscal years were comprised of the 52 weeks ended December 30, 2014, December 25, 2012, December 27, 2011 and December 28, 2010, respectively. For 2013, our fiscal year was comprised of the 53 weeks ended December 31, 2013.

The statements of operations data set forth below for fiscal years 2014, 2013 and 2012 and the balance sheet data as of December 30, 2014 and December 31, 2013, are derived from our audited consolidated financial statements that are included elsewhere herein. The statements of operations data set forth below for fiscal years 2011 and 2010 and the balance sheet data as of December 25, 2012, December 27, 2011 and December 28, 2010, are derived from our consolidated financial statements that are not included elsewhere herein.

This selected financial data should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes included elsewhere herein.

	Fiscal Years Ended
	December 30, 2014	December 31, 2013	December 25, 2012	December 27, 2011	December 28, 2010 (1)
	(dollars in thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Club operations	$629,180	$579,751	$535,274	$513,282	$495,424
Food and beverage	251,838	231,673	216,269	203,508	189,391
Other revenues	3,137	3,656	3,401	3,172	2,882
Total revenues	884,155	815,080	754,944	719,962	687,697
Club operating costs exclusive of depreciation	568,171	527,787	483,653	468,577	451,286
Cost of food and beverage sales exclusive of depreciation	81,165	74,607	68,735	64,256	59,671
Depreciation and amortization	80,792	72,073	78,286	93,035	91,700
Provision for doubtful accounts	2,733	3,483	2,765	3,350	3,194
Loss (gain) on disposals of assets	10,518	8,122	10,904	9,599	(5,380)
Impairment of assets	2,325	6,380	4,783	1,173	8,936
Equity in earnings from unconsolidated ventures	(1,404)	(2,638)	(1,947)	(1,487)	(1,309)
Selling, general and administrative	73,870	64,073	45,343	52,382	38,946
Operating income	65,985	61,193	62,422	29,077	40,653
Interest and investment income	2,585	345	1,212	138	714
Interest expense	(65,209)	(83,669)	(89,369)	(84,746)	(61,236)
(Loss) gain on extinguishment of debt	(31,498)	(16,856)	—	—	334,423
Other income	—	—	2,132	3,746	3,929
(Loss) income from continuing operations before income taxes	(28,137)	(38,987)	(23,603)	(51,785)	318,483
Income tax benefit (expense)	41,469	(1,681)	7,528	16,421	(57,107)
Income (loss) from continuing operations	$13,332	$(40,668)	$(16,075)	$(35,364)	$261,376
Loss from discontinued Non-Core Entities, net of tax	—	—	—	—	(8,270)
Loss from discontinued clubs, net of tax	(3)	(12)	(10,917)	(258)	(443)
Net income (loss)	$13,329	$(40,680)	$(26,992)	$(35,622)	$252,663
Net loss attributable to discontinued Non-Core Entities' noncontrolling interests	—	—	—	—	1,966
Net income attributable to noncontrolling interests	(103)	(212)	(283)	(575)	(346)
Net income (loss) attributable to ClubCorp	$13,226	$(40,892)	$(27,275)	$(36,197)	$254,283
Per share data (2):
Weighted average shares outstanding, basic	63,941	54,172	50,570	50,570	50,570
Weighted average shares outstanding, diluted	64,318	54,603	50,570	50,570	50,570

Earnings per common share, basic:
(Loss) income from continuing operations attributable to ClubCorp	$0.21	$(0.75)	$(0.32)	$(0.71)	$5.16

Earnings per common share, diluted:
(Loss) income from continuing operations attributable to ClubCorp	$0.21	$(0.75)	$(0.32)	$(0.71)	$5.16

Cash distributions declared per common share (3)	$0.49	$0.79	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$75,047	$53,781	$81,965	$50,480	$56,754
Land and non-depreciable land improvements	589,975	530,212	531,265	512,260	536,503
Total assets	2,065,071	1,736,217	1,720,547	1,733,474	1,774,059
Long-term debt (net of current portion)	965,187	638,112	768,369	784,109	783,916
Total long-term liabilities	1,532,779	1,211,197	1,327,827	1,354,286	1,367,037
Total equity	$220,859	$237,950	$143,082	$169,126	$202,598
__________________________

(1)
The statements of operations and balance sheet data reflect the ClubCorp Formation from November 30, 2010 (as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— ClubCorp Formation”), which was treated as a reorganization of entities under common control. Prior to November 30, 2010, ClubCorp, Inc. (“CCI”) was a holding company that through its subsidiaries owned and operated golf and country clubs and business, sports and alumni clubs, two full-service resorts and certain other equity and realty interests. The two full service resorts and such other equity, realty and future royalty interests are referred to as the “Non-Core Entities”. The gain on extinguishment of debt was recognized as lenders under certain facilities forgave debt in conjunction with the ClubCorp Formation.

(2)
All share and per share amounts reflect a 1,000 for 1 forward stock split of our common stock that took place on March 15, 2012, a 50 for 1 forward stock split that took place on August 2, 2013 and a 1.0113946 for 1 forward stock split that took place on September 6, 2013.

(3)    The following is a summary of dividends declared during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
Fiscal Year 2013
December 26, 2012	$0.69	December 26, 2012	$35,000	December 27, 2012
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014

Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of December 30, 2014, our portfolio of 207 owned or operated clubs, with over 180,000 memberships, served over 400,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 140 golf and country clubs and manage 17 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage four business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 116 of our 157 golf and country clubs and one of our 50 business, sports and alumni clubs. Our golf and country clubs include 130 private country clubs, 16 semi-private clubs and eleven public golf courses. Our business, sports and alumni clubs include 29 business clubs, 12 business and sports clubs, seven alumni clubs, and two sports clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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
We believe the strength and size of our portfolio of clubs combined with the stability of our mass affluent membership base will enable us to maintain our position as an industry leader in the future. As the largest owner-operator of private golf and country clubs in the United States, we enjoy economies of scale and a leadership position. We expect to strategically expand and upgrade our portfolio through acquisitions and targeted capital investments. As part of our targeted capital investment program, we plan to focus on facility upgrades to improve our members' experience and the utilization of our facilities and amenities, which we believe will yield positive financial results.
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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These programs are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club's amenities. One such program is O.N.E., an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of December 30, 2014, approximately 46% of our memberships, excluding memberships acquired with the Sequoia Golf acquisition, were enrolled in one or more of our upgrade programs, as compared to approximately 43% of memberships that were enrolled in one or more of our upgrade programs as of December 31, 2013. Further, at the 89 clubs that offer O.N.E., approximately 74% of our golf memberships, excluding Sequoia Golf memberships, were enrolled in one or more of our upgrade programs. We believe we have an opportunity to increase our revenue related to upgrade programs as we continue to introduce these offerings to our clubs, including those clubs acquired with the Sequoia Golf acquisition.

The following tables present our membership counts for same store and new or acquired clubs at the end of the periods indicated. References to percentage changes that are not meaningful are denoted by “NM”.

	December 30, 2014	December 31, 2013	Change	% Change
Golf and Country Clubs
Same store clubs, excluding managed clubs (1)	82,312	81,569	743	0.9%
Managed same store clubs (1)	966	910	56	6.2%
New or acquired clubs, excluding managed clubs (2)	29,146	1,959	27,187	NM
Newly added managed clubs (3)	4,788	—	4,788	NM
Total Golf and Country Clubs	117,212	84,438	32,774	38.8%
Business, Sports and Alumni Clubs
Same store clubs, excluding managed clubs (1)	55,064	54,733	331	0.6%
Managed same store clubs (1)	6,759	6,672	87	1.3%
New or acquired clubs, excluding managed clubs (2)	1,651	—	1,651	NM
Newly added managed clubs (3)	—	—	—	NM
Total Business, Sports and Alumni Clubs (4)	63,474	61,405	2,069	3.4%
Total
Same store clubs, excluding managed clubs (1)	137,376	136,302	1,074	0.8%
Managed same store clubs (1)	7,725	7,582	143	1.9%
New or acquired clubs, excluding managed clubs (2)	30,797	1,959	28,838	NM
Newly added managed clubs (3)	4,788	—	4,788	NM
Total memberships at end of period (4)	180,686	145,843	34,843	23.9%
_______________________

(1)
See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or acquired clubs, excluding managed clubs, include those clubs which were acquired or opened in fiscal years 2014 and 2013 consisting of: Oak Tree Country Club, Cherry Valley Country Club, Chantilly National Golf and Country Club, Prestonwood Country Club, TPC Michigan, TPC Piper Glen, Baylor Club, Oro Valley Country Club and 30 owned golf and country clubs, three leased golf and country clubs and one leased sports club acquired through the Sequoia Golf acquisition.

(3)
Newly added managed clubs include those clubs which were added under management agreements in fiscal years 2014 and 2013 consisting of: River Run Golf & Country Club, Sequoyah National and 13 managed golf and country clubs acquired through the Sequoia Golf acquisition.

(4)	Does not include certain international club memberships.

	December 31, 2013	December 25, 2012	Change	% Change
Golf and Country Clubs
Same store clubs, excluding managed clubs (1)	81,170	80,536	634	0.8%
Managed same store clubs (1)	580	576	4	0.7%
New or acquired clubs, excluding managed clubs (2)	2,358	380	1,978	NM
Newly added managed clubs (3)	330	252	78	NM
Total Golf and Country Clubs	84,438	81,744	2,694	3.3%
Business, Sports and Alumni Clubs
Same store clubs, excluding managed clubs (1)	54,733	55,190	(457)	(0.8)%
Managed same store clubs (1)	6,672	6,856	(184)	(2.7)%
New or acquired clubs, excluding managed clubs (2)	—	—	—	NM
Newly added managed clubs (3)	—	—	—	NM
Total Business, Sports and Alumni Clubs (4)	61,405	62,046	(641)	(1.0)%
Total
Same store clubs, excluding managed clubs (1)	135,903	135,726	177	0.1%
Managed same store clubs (1)	7,252	7,432	(180)	(2.4)%
New or acquired clubs, excluding managed clubs (2)	2,358	380	1,978	NM
Newly added managed clubs (3)	330	252	78	NM
Total memberships at end of period (4)	145,843	143,790	2,053	1.4%
_______________________

(1)
See “Basis of Presentation—Same Store Analysis” for a definition of Same Store analysis. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or Acquired Clubs, excluding managed clubs, include those clubs which were acquired or opened in fiscal years 2013 and 2012 consisting of: Hartefeld National Golf Club, Oak Tree Country Club, Cherry Valley Country Club and Chantilly National Golf and Country Club.

(3)	Newly added managed clubs includes one club added under a management agreement in fiscal years 2013 and 2012 consisting of: LPGA International.

(4)	Does not include certain international club memberships.

Seasonality of Demand and Fluctuations in Quarterly Results

The first, second and third fiscal quarters each consist of twelve weeks, whereas, the fourth quarter consists of sixteen or seventeen weeks of operations. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth fiscal quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leasing of facilities or divestitures, has also caused and may cause our results of operations to vary significantly in otherwise comparable periods. To clarify variations caused by newly acquired or divested operations, we employ a same store analysis for year-over-year comparability purposes. See “Basis of Presentation—Same Store Analysis”.

Our quarterly results also fluctuate as a result of a number of other factors. Our business clubs typically generate a greater share of their yearly revenues in the fourth fiscal quarter, which includes the holiday and year-end party season. Usage of our golf and country club facilities declines significantly during the first and fourth fiscal quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities.

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, dry, cold or rainy weather in a given region can be expected to impact our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the impacted region. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage, which we have experienced from time to time. A severe drought affecting a large number of properties could have a material adverse effect on our business and results of operations.

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

Reinvention Capital Investments

We continue to identify and prioritize capital projects and believe the reinvention of our clubs through strategic capital investments help drive membership sales, facility usage and member retention. A significant portion of our invested capital is used to add reinvention elements to “major reinvention” clubs, defined as clubs receiving $750,000 or more gross capital spend on a project basis excluding initial one-time capital investments at newly acquired clubs, as we believe these club enhancements represent opportunities to increase revenues and generate a positive return on our investment, although we cannot guarantee such returns. Elements of reinvention capital expenditures include “Touchdown Rooms”, which are small private meeting rooms allowing members to hold impromptu private meetings while leveraging the other services of their club. “Anytime Lounges” provide a contemporary and casual atmosphere to work and network, while “Media Rooms” provide state-of-the-art facilities to enjoy various forms of entertainment. Additional reinvention elements include refitted fitness centers, enhanced pool area amenities such as shade cabanas, pool slides and splash pads, redesigned golf practice areas for use by beginners to avid golfers, and newly created or updated indoor and outdoor dining and social gathering areas designed to take advantage of the expansive views and natural beauty of our clubs.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 25, 2012	80	13	3	6	102	1	43	4	1	49
First Quarter 2013	—	—	—	—	—	—	—	—	—	—
Second Quarter 2013 (1)	1	—	—	—	1	—	—	—	—	—
Third Quarter 2013 (2)	—	1	—	—	1	—	—	—	—	—
Fourth Quarter 2013 (3)	—	1	—	—	1	—	—	—	—	—
December 31, 2013	81	15	3	6	105	1	43	4	1	49
First Quarter 2014 (4)	2	—	—	—	2	—	—	1	—	1
Second Quarter 2014 (5)	2	—	—	—	2	—	1	—	—	1
Third Quarter 2014 (6)	—	—	(1)	—	(1)	—	(1)	—	—	(1)
Fourth Quarter 2014 (7)	31	3	15	—	49	—	1	(1)	—	—
December 30, 2014	116	18	17	6	157	1	44	4	1	50
 _______________________

(1)	In May 2013, we acquired Oak Tree Country Club, a private country club located in Edmond, Oklahoma.

(2)	In June 2013, we acquired Cherry Valley Country Club, a private country club located in Skillman, New Jersey.

(3)	In December 2013, we acquired Chantilly National Golf and Country Club, a private country club located in Centreville, Virginia.

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

(7)
On September 30, 2014, ClubCorp completed the acquisition of Sequoia Golf which included 30 owned golf and country clubs, three leased golf and country clubs, 16 managed golf and country clubs and one leased sports club. Subsequent to September 30, 2014, three management deals acquired with the Sequoia Golf acquisition were terminated.

In October 2014, we entered into management agreements with River Run Golf & Country Club, a private golf club in Davidson, North Carolina and Sequoyah National, a semi-private golf club in Whittier, North Carolina. In December 2014, we purchased Oro Valley Country Club, a private country club located in Oro Valley, Arizona. Additionally, in December 2014, the management agreement with Paragon Club of Hefei, a business club located in Hefei, China was terminated.

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA (“Adjusted EBITDA”) is a key financial measure used by our management to (1) internally measure our operating performance, (2) evaluate segment performance and allocate resources and (3) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. We believe that the presentation of Adjusted EBITDA, on a consolidated basis, is appropriate as it provides additional information to investors about our performance and investors and lenders have historically used EBITDA-related measures. Additionally, certain financial covenants under the credit agreement governing the Secured Credit Facilities utilize Adjusted EBITDA, after a pro forma adjustment to give effect to current period acquisitions as though they had been consummated on the first day of the period presented.
At the beginning of fiscal year 2014, we began managing the business using Adjusted EBITDA, which is the earnings measure historically disclosed on a consolidated basis, as our measure of segment profit and loss. Prior to this change, we utilized Segment EBITDA (“Segment EBITDA”) as our measure of segment profit and loss, but we also presented Adjusted EBITDA on a consolidated basis, as certain financial covenants in the credit agreement governing the Secured Credit Facilities utilized this measure of Adjusted EBITDA. These two measurements have not produced materially different results. This change results in alignment of our internal measure of segment profit and loss with the measure used to evaluate our performance on a consolidated basis and the measure used to evaluate our performance under financial covenants under the credit agreement governing the Secured Credit Facilities. Further, it reduces the number of non-GAAP measurements we report, thus simplifying our financial reporting. The manner in which we calculate Adjusted EBITDA has not changed. For comparability purposes, amounts for fiscal years 2013 and 2012 have been recast.

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL and the acquisition of Sequoia Golf on September 30, 2014. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial and non-financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA.
The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Fiscal Years Ended
	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)
	(dollars in thousands)
Net income (loss)	$13,329	$(40,680)	$(26,992)
Interest expense	65,209	83,669	89,369
Income tax (benefit) expense	(41,469)	1,681	(7,528)
Interest and investment income	(2,585)	(345)	(1,212)
Depreciation and amortization	80,792	72,073	78,286
EBITDA	$115,276	$116,398	$131,923
Impairments, disposition of assets and income (loss) from discontinued operations and divested clubs (1)	12,729	14,364	26,501
Loss on extinguishment of debt (2)	31,498	16,856	—
Non-cash adjustments (3)	2,007	3,929	1,865
Other adjustments (4)	25,315	10,134	3,237
Equity-based compensation expense (5)	4,303	14,217	—
Acquisition adjustment (6)	5,644	1,306	2,560
Adjusted EBITDA	$196,772	$177,204	$166,086
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets, loss on disposals of assets (including property and equipment disposed of in connection with renovations) and net loss or income from discontinued operations and divested clubs that do not quality as discontinued operations.

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

(6)
Represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 and the acquisition of Sequoia Golf on September 30, 2014.

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

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third fiscal quarters each consist of twelve weeks while our fourth fiscal quarter consists of sixteen or seventeen weeks.

Results of Operations

The following table presents our consolidated statements of operations as a percent of total revenues for the periods indicated:

	Fiscal Year Ended
	December 30, 2014	% of Revenue	December 31, 2013	% of Revenue	December 25, 2012	% of Revenue
	(dollars in thousands)
Revenues:
Club operations	$629,180	71.2%	$579,751	71.1%	$535,274	70.9%
Food and beverage	251,838	28.5%	231,673	28.4%	216,269	28.6%
Other revenues	3,137	0.4%	3,656	0.4%	3,401	0.5%
Total revenues	884,155		815,080		754,944

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	568,171	64.3%	527,787	64.8%	483,653	64.1%
Cost of food and beverage sales exclusive of depreciation	81,165	9.2%	74,607	9.2%	68,735	9.1%
Depreciation and amortization	80,792	9.1%	72,073	8.8%	78,286	10.4%
Provision for doubtful accounts	2,733	0.3%	3,483	0.4%	2,765	0.4%
Loss on disposals of assets	10,518	1.2%	8,122	1.0%	10,904	1.4%
Impairment of assets	2,325	0.3%	6,380	0.8%	4,783	0.6%
Equity in earnings from unconsolidated ventures	(1,404)	(0.2)%	(2,638)	(0.3)%	(1,947)	(0.3)%
Selling, general and administrative	73,870	8.4%	64,073	7.9%	45,343	6.0%
Operating income	65,985	7.5%	61,193	7.5%	62,422	8.3%

Interest and investment income	2,585	0.3%	345	—%	1,212	0.2%
Interest expense	(65,209)	(7.4)%	(83,669)	(10.3)%	(89,369)	(11.8)%
Loss on extinguishment of debt	(31,498)	(3.6)%	(16,856)	(2.1)%	—	—%
Other income	—	—%	—	—%	2,132	0.3%
Loss from continuing operations before income taxes	(28,137)	(3.2)%	(38,987)	(4.8)%	(23,603)	(3.1)%
Income tax benefit (expense)	41,469	4.7%	(1,681)	(0.2)%	7,528	1.0%
Income (loss) from continuing operations	13,332	1.5%	(40,668)	(5.0)%	(16,075)	(2.1)%
Loss from discontinued clubs, net of income tax benefit (expense)	(3)	—%	(12)	—%	(10,917)	(1.4)%
NET INCOME (LOSS)	13,329	1.5%	(40,680)	(5.0)%	(26,992)	(3.6)%
Net income attributable to noncontrolling interests	(103)	—%	(212)	—%	(283)	—%
Net income (loss) attributable to ClubCorp	$13,226	1.5%	$(40,892)	(5.0)%	$(27,275)	(3.6)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	63,941		54,172		50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,318		54,603		50,570

EARNINGS PER COMMON SHARE, BASIC:
Income (loss) from continuing operations attributable to ClubCorp	$0.21		$(0.75)		$(0.32)
Loss from discontinued clubs attributable to ClubCorp	$—		$—		$(0.22)
Net income (loss) attributable to ClubCorp	$0.21		$(0.75)		$(0.54)

EARNINGS PER COMMON SHARE, DILUTED:
Income (loss) from continuing operations attributable to ClubCorp	$0.21		$(0.75)		$(0.32)
Loss from discontinued clubs attributable to ClubCorp	$—		$—		$(0.22)
Net income (loss) attributable to ClubCorp	$0.21		$(0.75)		$(0.54)

Comparison of the Fiscal Years Ended December 30, 2014 and December 31, 2013

The following table presents key financial information derived from our consolidated statements of operations for fiscal years 2014 (consisting of 52 weeks) and 2013 (consisting of 53 weeks). Fiscal year 2014 was comprised of one less week than fiscal year 2013, which impacts the changes in results between the periods presented.

	Fiscal Year Ended
	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change (2)	% Change (2)
	(dollars in thousands)
Total revenues	$884,155	$815,080	$69,075	8.5%
Club operating costs and expenses exclusive of depreciation (1)	652,069	605,877	46,192	7.6%
Depreciation and amortization	80,792	72,073	8,719	12.1%
Loss on disposals of assets	10,518	8,122	2,396	29.5%
Impairment of assets	2,325	6,380	(4,055)	(63.6)%
Equity in earnings from unconsolidated ventures	(1,404)	(2,638)	1,234	46.8%
Selling, general and administrative	73,870	64,073	9,797	15.3%
Operating income	65,985	61,193	4,792	7.8%
Interest and investment income	2,585	345	2,240	649.3%
Interest expense	(65,209)	(83,669)	18,460	22.1%
Loss on extinguishment of debt	(31,498)	(16,856)	(14,642)	(86.9)%
Loss from continuing operations before income taxes	(28,137)	(38,987)	10,850	27.8%
Income tax benefit (expense)	41,469	(1,681)	43,150	2,566.9%
Loss from continuing operations	$13,332	$(40,668)	$54,000	132.8%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

(2)	All figures refer to year-over-year growth. Fiscal year 2013 benefited from one additional week in such fiscal year.

Total revenues of $884.2 million for fiscal year 2014 increased $69.1 million, or 8.5%, over fiscal year 2013, largely due to $60.2 million of revenue attributable to club properties added in 2013 and 2014, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Both the golf and country and business, sports and alumni segments experienced an increase in same store revenue despite the impact of one less week in fiscal year 2014. Same store golf and country club revenue increased by $9.0 million driven by increases in same store dues and food and beverage revenue which were offset by decreases in other revenue and golf operations. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $1.5 million primarily due to increases in same store food and beverage revenue and dues offset by a decrease in other revenue. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”.

Club operating costs and expenses totaling $652.1 million for fiscal year 2014 increased $46.2 million, or 7.6%, compared to fiscal year 2013. The increase is largely due to $51.0 million of club operating costs and expenses from club properties added in 2013 and 2014, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Excluding the properties added, club operating costs decreased $4.8 million, or 1.0%, largely due to a decrease in payroll expense of $4.4 million due to the impact of one less week in fiscal year 2014, a decrease in equity-based compensation expense of $3.2 million offset by $1.9 million increased food and beverage cost of goods sold related to higher revenues.

Depreciation and amortization expense increased $8.7 million, or 12.1%, during fiscal year 2014 compared to fiscal year 2013. Depreciation expense increased $10.2 million due to our increased fixed asset balances primarily related to club acquisitions, including Sequoia Golf, along with reinvention and expansion capital spend. Amortization expense decreased $1.5 million due to intangible assets that fully amortized during fiscal year 2013, partially offset by increased amortization from intangible assets recognized with the Sequoia Golf acquisition.

Loss on disposal of assets for fiscal years 2014 and 2013 of $10.5 million and $8.1 million, respectively, were largely comprised of losses on asset retirements during the normal course of business. During fiscal year 2013, the losses were partially offset by a property settlement of $0.8 million

Impairment of assets of $2.3 million for fiscal year 2014 was comprised of impairment losses to property and equipment, management contract intangible assets, and trade name intangible assets at certain of our clubs to adjust the carrying amount of those assets to fair value. Impairment of assets of $6.4 million for fiscal year 2013 was primarily comprised of impairment losses to property and equipment and liquor licenses at certain of our clubs to adjust the carrying amount of those assets to fair value.

Selling, general and administrative expenses of $73.9 million for fiscal year 2014 increased $9.8 million, or 15.3%, compared to fiscal year 2013. The major components of selling, general and administrative expenses are shown in the table below.

	Fiscal Year Ended
Components of selling, general and administrative expense (1)	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$62,177	$53,625	$8,552	15.9%
Capital structure costs	8,785	823	7,962	967.4%
Equity-based compensation	2,908	9,625	(6,717)	(69.8)%
Selling, general and administrative	$73,870	$64,073	$9,797	15.3%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $62.2 million for fiscal year 2014, an increase of $8.6 million, or 15.9%, compared to fiscal year 2013. We recognized a $3.5 million increase in payroll expense, including $2.5 million additional payroll expense related to the Sequoia Golf acquisition and $0.8 million incremental payroll expense largely related to being a public-equity filer. In addition to the increase in payroll expense, professional fees and other expenses related to acquisitions increased $2.5 million, which increase included $6.9 million higher acquisition costs and other expenses largely related to the Sequoia Golf acquisition and $1.3 million increased costs related to being a public-equity filer, offset by $5.8 million savings in connection with the termination of a management agreement with an affiliate of KSL during fiscal year 2013.

Capital structure costs included within selling, general and administrative expenses increased $8.0 million to $8.8 million during fiscal year 2014, primarily due to costs associated with the fifth and sixth amendments to the credit agreement governing the Secured Credit Facilities, the early redemption of the 10% Senior Notes due December 1, 2018 (the “Senior Notes”) and costs associated with a secondary equity offering by our majority shareholder. Capital structure costs of $0.8 million during fiscal year 2013 were largely comprised of costs associated with the second and third amendments to the credit agreement governing the Secured Credit Facilities and Holdings' initial public offering.

Equity-based compensation expense included within selling, general and administrative expenses decreased $6.7 million due to the recognition of equity-based compensation expense of $2.9 million in fiscal year 2014, while $9.6 million was recognized in fiscal year 2013. The consummation of Holdings' IPO on September 25, 2013 satisfied the liquidity condition associated with certain outstanding awards and equity-based compensation expense for those awards was recognized for the portion of the requisite service period which had passed. No equity-based compensation expense was recognized prior to the consummation of Holdings' IPO on September 25, 2013.

Interest expense totaled $65.2 million and $83.7 million for fiscal years 2014 and 2013, respectively. During our second fiscal quarter, on May 11, 2014, the outstanding balance of 10% Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.0% through September 30, 2014 and 4.5% through December 30, 2014. The $18.5 million decrease of interest expense is primarily comprised of a $29.9 million reduction due to the lower principal balance on the Senior Notes, including a partial redemption during fiscal year 2013, offset by a $12.0 million increase in interest on the term loan facility due to the increases to the principal balance during fiscal year 2014.

Loss on extinguishment of debt for fiscal year 2014 consisted of a $27.5 million redemption premium payment and a write-off of $4.0 million in debt issuance costs both resulting from the redemption of $269.8 million of the Senior Notes. Loss on extinguishment of debt for fiscal year 2013 consisted of a $14.5 million redemption premium payment and a write-off of $2.3 million in debt issuance costs both resulting from the redemption of $145.3 million of the Senior Notes.

Income tax benefit for fiscal year 2014 increased $43.2 million compared to fiscal year 2013, and the effective tax rates were 147.4% and (4.3)% for fiscal years 2014 and 2013, respectively. For fiscal year 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to $36.4 million of changes in uncertain tax benefits, the majority of which includes $43.7 million benefit related to the completion of the 2010 IRS audit offset by a $7.0 million expense related to an audit of one of our Mexican subsidiaries. The remaining differences are related to state and foreign taxes and other permanent differences. For fiscal year 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to changes in uncertain tax positions, state and foreign taxes and other permanent differences.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for fiscal years 2014 (consisting of 52 weeks) and 2013 (consisting of 53 weeks). Fiscal year 2014 was comprised of one less week than fiscal year 2013, which impacts the changes in results between the periods presented.

	Fiscal Year Ended
Consolidated Summary	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change	% Change
	(dollars in thousands)
Total Revenue	$884,155	$815,080	$69,075	8.5%

Adjusted EBITDA:
Golf and Country Clubs	$203,542	$180,208	$23,334	12.9%
Business, Sports and Alumni Clubs	35,310	34,500	810	2.3%
Other	(42,080)	(37,504)	(4,576)	(12.2)%
Total Adjusted EBITDA (1)	$196,772	$177,204	$19,568	11.0%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for fiscal years 2014 (consisting of 52 weeks) and 2013 (consisting of 53 weeks). Fiscal year 2014 was comprised of one less week than fiscal year 2013, which impacts the changes in results between the periods presented. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Fiscal Year Ended
Golf and Country Club Segment	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change (3)	% Change (3)
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$294,291	$286,767	$7,524	2.6%
Food and Beverage	143,904	139,899	4,005	2.9%
Golf Operations	141,075	141,831	(756)	(0.5)%
Other	48,214	49,978	(1,764)	(3.5)%
Revenue	$627,484	$618,475	$9,009	1.5%
Adjusted EBITDA	$187,502	$178,571	$8,931	5.0%
Adjusted EBITDA Margin	29.9%	28.9%	100 bps	3.5%

New or Acquired Clubs
Revenue	$67,543	$9,998	$57,545	NM
Adjusted EBITDA	$16,040	$1,637	$14,403	NM

Total Golf and Country Clubs
Revenue	$695,027	$628,473	$66,554	10.6%
Adjusted EBITDA	$203,542	$180,208	$23,334	12.9%
Adjusted EBITDA Margin	29.3%	28.7%	60 bps	2.1%

Same store memberships, excluding managed club memberships	82,312	81,569	743	0.9%
Same store average membership, excluding managed club memberships (1)	81,941	81,243	698	0.9%
Dues per average same store membership, excluding managed club memberships (2)	$3,591	$3,530	$61	1.7%
Revenue per average same store membership, excluding managed club memberships (2)	$7,658	$7,613	$45	0.6%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

(3)	All figures refer to year-over-year growth. Fiscal year 2013 benefited from one additional week in such fiscal year.

Total revenue for same store golf and country clubs increased $9.0 million, or 1.5%, for fiscal year 2014 compared to fiscal year 2013, although all major revenue streams were negatively impacted by one less week in fiscal year 2014. Dues revenue increased $7.5 million, or 2.6% due to a rate increase in dues per same store average membership, an increase in the number of memberships and greater participation in the O.N.E. offering, despite the impact of one less week in fiscal year 2014. Food and beverage revenue increased $4.0 million, or 2.9%, primarily due to a 4.1% increase in a la carte revenue and an increase in corporate private events. Golf operations revenue decreased $0.8 million, or 0.5%, due primarily to the impact of one less week in fiscal year 2014 which was partially offset by increased retail sales. Other revenue decreased $1.8 million, or 3.5%, largely due to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships.

Adjusted EBITDA for same store golf and country clubs increased $8.9 million, or 5.0%, for fiscal year 2014 compared to fiscal year 2013, despite the impact of one less week in fiscal year 2014, largely due to the increase in higher margin dues revenue combined with improved margins in food and beverage, partially offset by increased water and electricity rates. As a result, same store Adjusted EBITDA margin for fiscal year 2014 increased 100 basis points over fiscal year 2013.

New or acquired clubs includes the results, from the date of acquisition, for all clubs acquired or opened in fiscal years 2013 and 2014, including our acquisition of Sequoia Golf on September 30, 2014. New and acquired clubs contributed revenues of $67.5 million and Adjusted EBITDA of $16.0 million during fiscal year 2014, which was largely related to Sequoia Golf.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for fiscal years 2014 (consisting of 52 weeks) and 2013 (consisting of 53 weeks). Fiscal year 2014 was comprised of one less week than fiscal year 2013, which impacts the changes in results between the periods presented. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Fiscal Year Ended
Business, Sports and Alumni Club Segment	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change (3)	% Change (3)
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$77,779	$77,600	$179	0.2%
Food and Beverage	92,905	90,171	2,734	3.0%
Other	11,214	12,659	(1,445)	(11.4)%
Revenue	$181,898	$180,430	$1,468	0.8%
Adjusted EBITDA	$35,550	$34,508	$1,042	3.0%
Adjusted EBITDA Margin	19.5%	19.1%	40 bps	2.1%

New or Acquired Clubs
Revenue	$2,105	$—	$2,105	NM
Adjusted EBITDA	$(240)	$(8)	$(232)	NM

Total Business, Sports and Alumni Clubs
Revenue	$184,003	$180,430	$3,573	2.0%
Adjusted EBITDA	35,310	34,500	$810	2.3%
Adjusted EBITDA Margin	19.2%	19.1%	10 bps	0.5%

Same store memberships, excluding managed club memberships	55,064	54,733	331	0.6%
Same store average membership, excluding managed club memberships (1)	54,899	54,962	(63)	(0.1)%
Dues per average same store membership, excluding managed club memberships (2)	$1,417	$1,412	$5	0.4%
Revenue per average same store membership, excluding managed club memberships (2)	$3,313	$3,283	$30	0.9%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

(3)	All figures refer to year-over-year growth. Fiscal year 2013 benefited from one additional week in such fiscal year.

Total revenues for same store business, sports and alumni clubs increased $1.5 million, or 0.8%, for fiscal year 2014 compared to fiscal year 2013, although all major revenue streams were negatively impacted by one less week in fiscal year 2014. Food and beverage revenue increased $2.7 million, or 3.0%, primarily due to a 4.3% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $0.2 million, or 0.2% due primarily to a rate increase in dues per same store average membership, despite the impact of one less week in fiscal year 2014. Other revenue decreased $1.4 million, or 11.4%, due primarily to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships and the impact of one less week in fiscal year 2014.

Adjusted EBITDA for same store business, sports and alumni clubs increased $1.0 million, or 3.0%, for fiscal year 2014 compared to fiscal year 2013, despite the impact of one less week in fiscal year 2014, primarily due to increases in food and beverage revenue and higher margin dues revenue at our recently reinvented clubs, offset by increased payroll expense including variable wages associated with higher revenues. Additionally, rent expense decreased as there were higher leasing costs in fiscal year 2013 associated with the relocation and reinvention of one of our business clubs. Same store Adjusted EBITDA margin for fiscal year 2014 increased 40 basis points compared to fiscal year 2013.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for fiscal years 2014 (consisting of 52 weeks) and 2013 (consisting of 53 weeks). Fiscal year 2014 was comprised of one less week than fiscal year 2013, which impacts the changes in results between the periods presented.

	Fiscal Year Ended
Other	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(42,080)	$(37,504)	$(4,576)	(12.2)%

Other Adjusted EBITDA decreased $4.6 million, or 12.2%, for fiscal year 2014 compared to fiscal year 2013 largely due to $2.0 million increase in expense related to the infrastructure to support Sequoia Golf subsequent to acquisition on September 30, 2014, a $0.9 million increase in our insurance expense resulting from higher claims, and a $0.6 million increase in incentive compensation. The remaining increase is largely related to increases in other expenses offset by the impact of one less week in fiscal year 2014.

Comparison of the Fiscal Years Ended December 31, 2013 and December 25, 2012

The following table presents key financial information derived from our consolidated statements of operations for fiscal years 2013 (consisting of 53 weeks) and 2012 (consisting of 52 weeks). Fiscal year 2013 was comprised of one more week than fiscal year 2012, which impacts the changes in results between the periods presented.

	Fiscal Year Ended
	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change (2)	% Change (2)
	(dollars in thousands)
Total revenues	$815,080	$754,944	$60,136	8.0%
Club operating costs and expenses exclusive of depreciation (1)	605,877	555,153	50,724	9.1%
Depreciation and amortization	72,073	78,286	(6,213)	(7.9)%
Loss on disposals of assets	8,122	10,904	(2,782)	(25.5)%
Impairment of assets	6,380	4,783	1,597	33.4%
Equity in earnings from unconsolidated ventures	(2,638)	(1,947)	(691)	(35.5)%
Selling, general and administrative	64,073	45,343	18,730	41.3%
Operating income	61,193	62,422	(1,229)	(2.0)%
Interest and investment income	345	1,212	(867)	(71.5)%
Interest expense	(83,669)	(89,369)	5,700	6.4%
Loss on extinguishment of debt	(16,856)	—	(16,856)	(100.0)%
Other income	—	2,132	(2,132)	(100.0)%
Loss from continuing operations before income taxes	(38,987)	(23,603)	(15,384)	(65.2)%
Income tax benefit (expense)	(1,681)	7,528	(9,209)	(122.3)%
Loss from continuing operations	$(40,668)	$(16,075)	$(24,593)	(153.0)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

(2)	All figures refer to year-over-year growth. Fiscal year 2013 benefited from one additional week in such fiscal year.

Total revenues of $815.1 million for fiscal year 2013 increased $60.1 million, or 8.0%, over fiscal year 2012, largely due to increased golf and country club revenue. Golf and country club revenue increased $42.5 million, or 7.3%, of which $11.5 million is attributable to golf and country club properties added in fiscal years 2012 and 2013. The remaining $31.0 million golf and country club revenue increase is driven by increases from all revenue streams due to fiscal year 2013 comprising 53 weeks, while fiscal year 2012 was comprised of 52 weeks, and increases in same store dues, food and beverage, golf operations and other revenue. In addition, our business, sports and alumni club segment revenue increased $6.1 million, or 3.5%, primarily due to increases in all types of revenue due to fiscal year 2013 comprising 53 weeks, while fiscal year 2012 was comprised of 52 weeks and an increase in dues revenue and food and beverage revenue. Revenue also increased $9.5 million, due to reimbursements for certain operating costs at managed clubs. These reimbursements do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $605.9 million for fiscal year 2013 increased $50.7 million, or 9.1%, compared to fiscal year 2012. The increase is partially due to $10.2 million of club operating costs and expenses related to club properties added in fiscal years 2012 and 2013 and $20.7 million of increased variable labor costs and food and beverage cost of goods sold associated with higher revenues. The remaining increase is largely related to $9.5 million in certain operating costs at managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income. Additionally, club operating costs and expenses include $4.6 million equity-based compensation expense in fiscal year 2013 while none was recorded in fiscal year 2012.

Depreciation and amortization decreased $6.2 million, or 7.9% during fiscal year 2013 compared to fiscal year 2012, due primarily to lower amortization expense from intangible assets that fully amortized at the end of fiscal 2012.

Loss on disposal of assets for fiscal years 2013 and 2012 of $8.1 million and $10.9 million, respectively, were largely comprised of losses on asset retirements during the normal course of business. During fiscal year 2013, the losses were partially offset by a property settlement of $0.8 million, while the losses in fiscal year 2012 were partially offset by insurance proceeds related to Hurricane Irene of $2.0 million and a property settlement of $1.2 million.

Impairment of assets of $6.4 million for fiscal year 2013 was primarily comprised of impairment losses to liquor licenses and property and equipment at certain of our clubs to adjust the carrying amount of certain liquor licenses and property and equipment, respectively, to its fair value. Impairment of assets of $4.8 million for fiscal year 2012 included impairments of mineral rights assets of $3.0 million, intangible assets of $0.5 million, an equity method investment of $0.7 million and property and equipment of $0.7 million.
Selling, general and administrative expenses of $64.1 million for fiscal year 2013 increased $18.7 million, or 41.3%, compared to fiscal year 2012. The major components of selling, general and administrative expenses are shown in the table below.

	Fiscal Year Ended
Components of selling, general and administrative expense (1)	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	53,625	45,236	8,389	18.5%
Capital structure costs	823	107	716	669.2%
Equity-based compensation	9,625	—	9,625	100.0%
Selling, general and administrative	$64,073	$45,343	$18,730	41.3%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $53.6 million for fiscal year 2013, an increase of $8.4 million, or 18.5%, compared to fiscal year 2012. We made a one-time payment of $5.0 million to an affiliate of KSL in connection with the termination of a management agreement in connection with our IPO during fiscal year 2013. Additionally, selling, general and administrative expenses increased due to a $1.7 million increase in incentive compensation expense largely due to improved performance in fiscal year 2013.

Capital structure costs included within selling, general and administrative expenses increased $0.7 million to $0.8 million during fiscal year 2013 primarily due to costs associated with the second and third amendments to the credit agreement governing the Secured Credit Facilities and Holdings' initial public offering. Equity-based compensation expense included within selling, general and administrative expenses increased due to the recognition of equity-based compensation expense of $9.6 million in fiscal year 2013, while none was recognized in fiscal year 2012.

Interest expense totaled $83.7 million and $89.4 million for fiscal years 2013 and 2012, respectively. The $5.7 million decrease is comprised of a $4.0 million reduction due to lower interest rates on the Secured Credit Facilities and $1.4 million lower accretion expense related to membership initiation deposits.

Loss on extinguishment of debt for fiscal year 2013 consisted of a $14.5 million redemption premium payment and a write-off of $2.3 million in debt issuance costs both resulting from the redemption of $145.3 million of the Senior Notes. We did not incur any losses on extinguishment of debt during fiscal year 2012.

Income tax expense for fiscal year 2013 increased $9.2 million compared to fiscal year 2012, and the effective tax rates were (4.3)% and 31.9% for fiscal years 2013 and 2012, respectively. For fiscal year 2013, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain permanent differences. For fiscal year 2012, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to changes in uncertain tax positions, state and foreign taxes.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for fiscal years 2013 (consisting of 53 weeks) and 2012 (consisting of 52 weeks). Fiscal year 2013 was comprised of one more week than fiscal year 2012, which impacts the changes in results between the periods presented.

	Fiscal Year Ended
Consolidated Summary	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change	% Change
	(dollars in thousands)
Total Revenue	$815,080	$754,944	$60,136	8.0%

Adjusted EBITDA:
Golf and Country Clubs	$180,208	$168,491	$11,717	7.0%
Business, Sports and Alumni Clubs	34,500	34,255	245	0.7%
Other	(37,504)	(36,660)	(844)	(2.3)%
Total Adjusted EBITDA (1)	$177,204	$166,086	$11,118	6.7%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for fiscal years 2013 (consisting of 53 weeks) and 2012 (consisting of 52 weeks). Fiscal year 2013 was comprised of one more week than fiscal year 2012, which impacts the changes in results between the periods presented. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Fiscal Year Ended
Golf and Country Club Segment	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change (3)	% Change (3)
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$284,898	$266,906	$17,992	6.7%
Food and Beverage	137,450	128,687	8,763	6.8%
Golf Operations	141,110	137,663	3,447	2.5%
Other	49,788	48,977	811	1.7%
Revenue	$613,246	$582,233	$31,013	5.3%
Adjusted EBITDA	$177,647	$167,876	$9,771	5.8%
Adjusted EBITDA Margin	29.0%	28.8%	20 bps	0.7%

New or Acquired Clubs
Revenue	$15,227	$3,731	$11,496	NM
Adjusted EBITDA	$2,561	$615	$1,946	NM

Total Golf and Country Clubs
Revenue	$628,473	$585,964	$42,509	7.3%
Adjusted EBITDA	$180,208	$168,491	$11,717	7.0%
Adjusted EBITDA Margin	28.7%	28.8%	(10) bps	(0.3)%

Same store memberships, excluding managed club memberships	81,170	80,536	634	0.8%
Same store average membership, excluding managed club memberships (1)	80,853	80,286	567	0.7%
Dues per average same store membership, excluding managed club memberships (2)	$3,524	$3,324	$200	6.0%
Revenue per average same store membership, excluding managed club memberships (2)	$7,585	$7,252	$333	4.6%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

(3)	All figures refer to year-over-year growth. Fiscal year 2013 benefited from one additional week in such fiscal year.

Total revenue for same store golf and country clubs increased $31.0 million, or 5.3%, for fiscal year 2013 compared to fiscal year 2012, largely due to increases in dues, increases from all major revenue streams due to fiscal year 2013 comprising of 53 weeks, while fiscal year 2012 was comprised of 52 weeks and increases in food and beverage, golf operations and other revenue. Dues revenue increased $18.0 million, or 6.7%, inclusive of one additional week in fiscal year 2013, due to an increase in average dues per membership, which is partially due to revenues from the O.N.E. product, and an increase in memberships. Food and beverage revenue increased $8.8 million, or 6.8%, primarily due to a 7.8% increase in a la carte revenue driven by an increase in a la carte covers per average membership, which is partially driven by the O.N.E. product, combined with a 2.0% increase in a la carte check average and an increase in private party revenue driven by increased spend in social and corporate private parties. Golf operations revenue increased $3.4 million, or 2.5%, due to increases in average green fees, cart fees and increased retail revenue.

Adjusted EBITDA for same store golf and country clubs increased $9.8 million, or 5.8%, for fiscal year 2013 compared to fiscal year 2012, inclusive of one additional week in fiscal year 2013, largely due to the increase in higher margin dues revenue. As a result, same store Adjusted EBITDA margin for fiscal year 2013 increased 20 basis points over fiscal year 2012.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for fiscal years 2013 (consisting of 53 weeks) and 2012 (consisting of 52 weeks). Fiscal year 2013 was comprised of one more week than fiscal year 2012, which impacts the changes in results between the periods presented. References to percentage changes that are not meaningful are denoted by ‘‘NM’’.

	Fiscal Year Ended
Business, Sports and Alumni Club Segment	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change (3)	% Change (3)
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$77,600	$74,914	$2,686	3.6%
Food and Beverage	90,171	86,958	3,213	3.7%
Other	12,659	12,472	187	1.5%
Revenue	$180,430	$174,344	$6,086	3.5%
Adjusted EBITDA	$34,508	$34,255	$253	0.7%
Adjusted EBITDA Margin	19.1%	19.6%	(50) bps	(2.6)%

New or Acquired Clubs
Revenue	$—	$—	$—	NM
Adjusted EBITDA	$(8)	$—	$(8)	NM

Total Business, Sports and Alumni Clubs
Revenue	$180,430	$174,344	$6,086	3.5%
Adjusted EBITDA	34,500	34,255	$245	0.7%
Adjusted EBITDA Margin	19.1%	19.6%	(50) bps	(2.6)%

Same store memberships, excluding managed club memberships	54,733	55,190	(457)	(0.8)%
Same store average membership, excluding managed club memberships (1)	54,962	55,624	(662)	(1.2)%
Dues per average same store membership, excluding managed club memberships (2)	$1,412	$1,347	$65	4.8%
Revenue per average same store membership, excluding managed club memberships (2)	$3,283	$3,134	$149	4.8%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

(3)	All figures refer to year-over-year growth. Fiscal year 2013 benefited from one additional week in such fiscal year.

Total revenues for same store business, sports and alumni clubs increased $6.1 million, or 3.5%, for fiscal year 2013 compared to fiscal year 2012, due to increases from all major revenue streams due to fiscal year 2013 comprising 53 weeks, while fiscal year 2012 was comprised of 52 weeks, as well as increases in food and beverage revenue. Food and beverage revenue increased $3.2 million, or 3.7%, due to an 8.9% increase in a la carte revenue, driven by a 5.9% increase in a la carte check average and a 4.1% increase in a la carte covers per average membership, combined with an increase in private party revenue driven by increased spend in corporate private parties. Dues revenue increased $2.7 million, or 3.6%, inclusive of one additional week in fiscal year 2013.

Adjusted EBITDA for same store business, sports and alumni clubs increased $0.3 million, or 0.7%, for fiscal year 2013 compared to fiscal year 2012, inclusive of one additional week in fiscal year 2013, as improved revenues were offset by increases in variable labor costs and an increase in cost of goods sold associated with increased food and beverage revenue. The remaining increase in expenses was primarily related to increased leasing costs associated with the relocation and reinvention of one of our business clubs. Primarily as a result of the relocation and reinvention of the business club described above, Adjusted EBITDA margin for fiscal year 2013 declined 50 basis points compared to fiscal year 2012.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for fiscal years 2013 (consisting of 53 weeks) and 2012 (consisting of 52 weeks). Fiscal year 2013 was comprised of one more week than fiscal year 2012, which impacts the changes in results between the periods presented.

	Fiscal Year Ended
Other	December 31, 2013 (53 weeks)	December 25, 2012 (52 weeks)	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(37,504)	$(36,660)	$(844)	(2.3)%

Other Adjusted EBITDA decreased $0.8 million, or 2.3%, for fiscal year 2013 compared to fiscal year 2012 largely due to an increase in incentive compensation expense due to improved performance in fiscal year 2013.

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

We anticipate cash flows from operations to be our primary source of cash over the next twelve months. We believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, planned capital expenditures, debt service obligations and payment of a quarterly cash dividend on our common stock of $0.13 per share, or an indicated annual dividend of $0.52 per share. The payment of such quarterly dividends will be at the discretion of our Board of Directors. We plan to use excess cash reserves, the revolving credit facility, debt proceeds, equity proceeds, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of December 30, 2014, cash and cash equivalents totaled $75.0 million and we had $111.3 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $186.3 million. As of March 5, 2015, we had $105.3 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $129.2 million and $93.7 million for fiscal years 2014 and 2013, respectively. The $35.5 million increase in operating cash flows is due largely to an increase in earnings of $25.8 million, excluding income taxes, the $14.6 million increase of loss on extinguishment of debt, the $10.2 million increase of depreciation expense and the $9.9 million decrease of equity based compensation expense which do not impact operating cash flows, combined with the impact of changes in working capital during the normal course of business.

Cash flows from operations totaled $93.7 million and $96.9 million for fiscal years 2013 and 2012, respectively. The $3.2 million decrease in operating cash flows is due to $13.7 million lower earnings, which includes a one-time payment of $5.0 million to an affiliate of KSL in connection with the termination of a management agreement in connection with our IPO, and changes in working capital during the normal course of business.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $352.7 million and $72.7 million for fiscal years 2014 and 2013, respectively. The increase in cash used for investing activities is largely due the $260.0 million in cash consideration spent during fiscal year 2014 for the acquisition of Sequoia Golf, a $13.1 million increase in capital spent to maintain, renovate and reinvent our existing properties and a $4.6 million increase in cash used for the acquisition of other clubs.

Cash flows used in investing activities totaled $72.7 million and $47.3 million for fiscal years 2013 and 2012, respectively. The increase in cash used for investing activities is largely due to a $12.1 million increase in cash used for acquisitions of clubs, a $5.3 million increase in capital spent to maintain, renovate and reinvent our existing properties and a $6.6 million decrease in cash proceeds from dispositions. In addition, during fiscal year 2012, we received $2.2 million of insurance proceeds for damages caused by Hurricane Irene.

Cash Flows used in Financing Activities

Cash flows provided by financing activities totaled $245.0 million for fiscal year 2014 while cash flows used in financing activities totaled $49.1 million for fiscal year 2013.

During fiscal year 2014, Operations entered into fifth and sixth amendments to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance to $901.1 million. The proceeds of the additional term loan borrowings under the fifth amendment of $348.3 million, net of discount, together with cash on hand, were used to redeem the remaining $269.8 million principal amount of the Senior Notes, pay the related redemption premium of $27.5 million and repay the $11.2 million borrowed under our revolving credit facility earlier in the year. The proceeds of the additional term loan borrowings under the sixth amendment of $248.1 million, net of discount, together with cash on hand, were used to fund the acquisition of Sequoia Golf, including certain expenses related thereto. During fiscal year 2013, we received $173.3 million in proceeds, net of underwriting discounts and commissions, from the issuance of common stock in our IPO and paid $4.3 million in equity offering costs. We used a portion of the net proceeds from our IPO to redeem $145.3 million in aggregate principal amount of the Senior Notes and to pay approximately $14.5 million of redemption premium.

Additionally, during fiscal year 2014 we made scheduled debt repayments of $13.6 million, which was a $12.1 million decrease from the $25.7 million scheduled and other debt repayments made during fiscal year 2013. During fiscal year 2013, Operations entered into the second amendment to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance by $10.0 million. We paid $8.3 million and $7.9 million for debt issuance and modification costs in fiscal years 2014 and 2013, respectively, related primarily to debt amendments to the credit agreement governing the Secured Credit Facilities.

During fiscal year 2014, we paid $30.8 million of dividends to our common stockholders and during fiscal year 2013, we made a distribution of $35.0 million to the owners of our common stock.

Cash flows used in financing activities totaled $49.1 million and $18.9 million for fiscal years 2013 and 2012, respectively. During fiscal year 2013, we received $173.3 million in proceeds, net of underwriting discounts and commissions, from the issuance of common stock in our IPO and paid $4.3 million in equity offering costs. We used a portion of the net proceeds from our IPO to redeem $145.3 million in aggregate principal amount of the Senior Notes and to pay approximately $14.5 million of redemption premium. On December 27, 2012, during fiscal year 2013, we made a distribution of $35.0 million to the owners of our common stock. Additionally, we made scheduled debt repayments of $25.7 million, which is a $10.9 million increase from fiscal year 2012.

Total cash and cash equivalents increased by $21.3 million during fiscal year 2014 and decreased by $28.2 million during fiscal year 2013.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties. For fiscal years 2014, 2013 and 2012 we spent approximately $29.1 million, $23.8 million and $16.7 million, respectively, in capitalized costs to maintain our existing properties. During fiscal year 2015, we anticipate spending approximately $45.7 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding, including acquisitions, totaled approximately $323.8 million, $51.3 million and $41.1 million for fiscal years 2014, 2013 and 2012, respectively. We anticipate spending approximately $42.1 million on reinvention and expansion projects during fiscal year 2015, excluding potential future acquisitions.

Future discretionary capital spending amounts are subject to change if additional acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of other factors, including but not limited to those described in Item 1A. Risk Factors.

Subsequent to December 30, 2014, we purchased two golf and country clubs in the Chicago, Illinois area. On January 13, 2015, we purchased Ravinia Green Country Club, a private golf club in Riverwoods, Illinois, for a purchase price of $5.9 million. On January 20, 2015, we purchased Rolling Green Country Club, a private golf club in Arlington Heights, Illinois, for a purchase price of $6.5 million. We anticipate spending more than $1.5 million in reinvention project capital at each property.

Debt

Secured Credit Facilities—In 2010, Operations entered into the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013 and 2014. As of March 5, 2015, the Secured Credit Facilities, are comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $105.3 million available for borrowing after deducting $23.7 million of standby letters of credit and $6.0 million of borrowings outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00.

As of March 5, 2015, the interest rate on the term loan facility was the higher of (i) 4.5% or (ii) an elected LIBOR plus a margin of 3.5% and the maturity date of the term loan facility is July 24, 2020.

As of March 5, 2015, all revolving credit commitments are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to the Senior Secured Leverage Ratio. The Senior Secured Leverage Ratio is defined as the ratio of Operations' Consolidated Senior Secured Debt to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in “Basis of Presentation”) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The credit agreement governing the Secured Credit Facilities requires us to maintain a leverage ratio no greater than 5.00:1.00 for each fiscal quarter.

We may be required to prepay the outstanding term loan facility by a percentage of excess cash flows, as defined by the credit agreement governing the Secured Credit Facilities, each fiscal year end after its annual consolidated financial statements are delivered, which percentage may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year. No such prepayment was required with respect to fiscal year 2014. We may voluntarily repay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with a repricing transaction.

As of December 30, 2014, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Senior Secured Leverage Ratio, as defined in the credit agreement governing the Secured Credit Facilities, on a rolling four quarter basis through December 30, 2014:

	Fiscal Year Ended
	December 30, 2014
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$219,097
Pro Forma Consolidated Senior Secured Debt (2)	$938,524

Senior Secured Leverage Ratio	4.28	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for fiscal year 2014:

Fiscal Year Ended
December 30, 2014
(dollars in thousands)
Adjusted EBITDA (a)	$196,772
Pro forma adjustment - acquisitions (b)	22,325
Pro Forma Adjusted EBITDA	$219,097

(a)	See ‘‘Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

(b)	The pro forma adjustment gives effect to all fiscal year 2014 acquisitions as though they had been consummated on January 1, 2014 and includes certain expected cost savings.

(2)	The reconciliation of total debt to Pro Forma Consolidated Senior Secured Debt is as follows:

As of December 30, 2014
(dollars in thousands)
Long-term debt (net of current portion and excluding loan discount)	$968,564
Current maturities of long-term debt	18,025
Outstanding letters of credit	23,667
Uncollateralized surety bonds	4,287
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(64,182)
Pro Forma Consolidated Senior Secured Debt	$938,524
_______________________

(a)
Represents an adjustment reducing total debt by the lesser of Operations' unrestricted cash or $85.0 million. Adjustment includes a $10.8 million pro forma reduction to Operations’ unrestricted cash which reflects the cash interest which would have been paid during fiscal year 2014 if the Sequoia Golf acquisition and the associated increase in the term loan balance had occurred on January 1, 2014.

Senior Notes—On November 30, 2010, Operations issued $415.0 million in Senior Notes with registration rights, bearing interest at 10.0% and maturing December 1, 2018. On October 28, 2013, Operations repaid $145.3 million in aggregate principal of Senior Notes at a redemption price of 110.00%, plus accrued and unpaid interest thereon. The redemption premium of $14.5 million and proportional write-off of unamortized debt issuance costs of $2.3 million was accounted for as a loss on extinguishment of debt during fiscal year 2013.

On April 11, 2014, Operations provided notice to the trustee for the Senior Notes that Operations had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which was the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million was accounted for as loss on extinguishment of debt during fiscal year 2014.

General Electric Capital Corporation—In July 2008, we entered into a secured mortgage loan with General Electric Capital Corporation (“GECC”) for $32.0 million with an original maturity of July 2011. During fiscal year 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, under the First Amendment to the loan agreement with GECC, the maturity extended to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions. As of December 30, 2014, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017. The loan is collateralized by the assets of two golf and country clubs. As part of the August 1, 2012 amendment, the interest rate was changed from 3.25% plus 30 day LIBOR to 5% plus the greater of three month LIBOR or 1%.
Atlantic Capital Bank—In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with 25 year amortization. The loan is collateralized by the assets of one golf and country club and the loan provides for variable interest rates based on 30 day LIBOR.
BancFirst—In connection with the acquisition of Oak Tree Country Club in May 2013, we assumed a mortgage loan with BancFirst for $5.0 million. The loan had an original maturity of October 2014 and two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. Effective October 1, 2014, we extended the term of the loan to October 1, 2015. As of December 30, 2014, we expect to meet the required conditions and currently intend to extend the loan with BancFirst to October 2016. The loan is collateralized by the assets of Oak Tree Country Club and bears interest at a rate equal to the greater of 4.5% or the prime rate.
As of December 30, 2014, other debt and capital leases totaled $48.1 million.
The following table summarizes the components of our interest expense for fiscal year 2014:

Fiscal Year Ended
December 30, 2014
(dollars in thousands)
Interest expense related to:
Interest related to funded debt (1)	$39,318
Capital leases and other indebtedness (2)	1,678
Amortization of debt issuance costs and term loan discount	2,429
Notes payable related to certain Non-Core Development Entities	1,061
Accretion of discount on member deposits	20,723
Total Interest expense	$65,209
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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of December 30, 2014. The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 30, 2014:

Contractual Obligations

	Payments due by Period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Long-term debt (1)	$952,640	$4,711	$33,564	$612	$913,753
Interest on long-term debt (2)	245,493	43,294	86,252	92,742	23,205
Capital lease obligations, including imputed interest	37,260	14,947	17,688	4,625	—
Membership initiation deposits (3)	338,645	135,583	31,082	28,031	143,949
Other long-term obligations (4)	19,015	7,143	6,217	1,971	3,684
Operating leases	197,272	23,058	40,731	31,629	101,854
Total contractual cash obligations (5)	$1,790,325	$228,736	$215,534	$159,610	$1,186,445
_______________________

(1)	Long-term debt consisted of $901.1 million under the Secured Credit Facilities and $51.5 million of other debt. No amounts were outstanding under the revolving credit facility.

(2)
Interest on long-term debt includes interest on our $901.1 million term loan facility which bears interest at a rate equal to the higher of (i) 4.50% or (ii) an elected LIBOR plus a margin of 3.50%. For purposes of this table, we have assumed an interest rate of 4.5% on the term loan facility for all future periods, which is based on the LIBOR rate as of December 30, 2014. Interest on long-term debt does not include interest on notes payable related to Non-Core Development Entities. See Note 10 of our consolidated financial statements included elsewhere herein.

(3)
Represents the net present value of initiation deposits based on the discounted value of future maturities using our incremental borrowing rate adjusted to reflect a 30-year time frame. The initiation deposits are refundable on or after the maturity date, subject to satisfaction of contractual conditions. We have redeemed approximately 1.7% of total initiation deposits received as of December 30, 2014. The present value of the initiation deposits received is recorded as a liability on our consolidated balance sheets and accretes over the nonrefundable term using the effective interest method. At December 30, 2014, the gross amount of the initiation deposits recorded as a liability was $716.1 million.

(4)	Consists of insurance reserves for general liability and workers’ compensation of $19.0 million, of which $7.1 million is classified as current.

(5)
Table excludes obligations for uncertain income tax positions. As of December 30, 2014 and December 31, 2013, we had $7.7 million and $56.1 million, respectively, of unrecognized tax benefits related to uncertain tax positions. Unrecognized tax benefits are not expected to change significantly over the next twelve months; however, we are unable to predict when, and if, cash payments related to uncertain tax positions will be required.

Commercial Commitments

	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Standby letters of credit (1)	$23,667	$23,667	$—	$—	$—
Capital commitments (2)	12,438	12,438	—	—	—
Total commercial commitments	$36,105	$36,105	$—	$—	$—
_______________________

(1)
Standby letters of credit are primarily related to security for future estimated claims for workers’ compensation and general liability insurance and collateral for our surety bond program. Our commitment amount for insurance-related standby letters of credit is gradually reduced as obligations under the policies are paid. See “Contractual Obligations” regarding reserves for workers’ compensation and general liability insurance.

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

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The following is a description of the most significant estimates made by management. A full description of all our significant accounting policies is included in Note 2 of the audited consolidated financial statements included elsewhere herein.

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
At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. These initiation payments vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses or breadth of amenities available to the members and the prestige of the club. In general, initiation fees are not refundable, whereas initiation deposits are not refundable until after a fixed number of years (generally 30) and the satisfaction of contract-specific conditions. We recognize revenue related to membership initiation fees over the expected life of an active membership. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as revenue over the expected life of an active membership.
The present value of the refund obligation is recorded as a membership initiation deposit liability in our consolidated balance sheet and accretes over the nonrefundable term using the effective interest method with an interest rate defined as our incremental borrowing rate at the time the initiation deposit was paid adjusted to reflect the life of the maturity, which is generally a 30-year time frame.

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
During fiscal year 2012, the average expected life of a golf and country club membership was approximately six years and the expected life of a business, sports and alumni club membership was approximately four years. We re-evaluate the expected lives of our active memberships annually as of the first day of our fourth quarter for the subsequent four quarter period. During fiscal year 2013, our estimated expected lives ranged from one to 20 years. Beginning in the fourth quarter of 2013, the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years. During fiscal year 2014, the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years. A one year increase or decrease in the average expected lives of our memberships in either our golf and country club segment or our business, sports and alumni segment would change total revenues by less than 1%.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment to identify properties where events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For each property identified, we perform a recoverability test to determine if the future undiscounted cash flows to be received over our expected holding period of the property exceed the carrying amount of the assets of the property. If the recoverability test is not met, the impairment is determined by comparing the carrying value of the property to its fair value which may be approximated by using future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance, local operations and other factors both within our control and out of our control. Additionally, throughout the impairment evaluation process, we consider the impact of recent property appraisals when they are available. Estimates utilized in the future evaluations of long-lived assets for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in material impairments to long-lived assets.
Goodwill and Intangible Assets
We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We review goodwill and indefinite lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. We test definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. We utilize a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations.
Our intangible assets with finite lives are primarily comprised of management contracts, member relationships and trade names and are tested whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. Our intangible assets with indefinite lives are primarily comprised of trade names and are tested for impairment at least annually. We utilize the relief from royalty method to determine the estimated fair value for each trade name which is classified as a Level 3 measurement. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Estimates utilized in the future evaluations of intangible assets for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in material impairments to intangible assets.
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
We test goodwill for impairment as of the first day of our last fiscal quarter. Based on this analysis, no impairment of goodwill was recorded for all years presented and we are not currently aware of any material events that would cause us to reassess the fair value of our goodwill. The estimated fair values of our golf and country clubs and business, sports and alumni clubs reporting units both exceeded their carrying values by a significant amount as of the analysis performed during fiscal year 2014.
Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in an impairment of goodwill. The most significant assumptions used in the Income Approach to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) future cash flows projections. If we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used future cash flow projections that were 50 basis points lower in our impairment analysis of goodwill for fiscal year 2014, it would not have resulted in either reporting unit’s carrying value exceeding its fair value. In addition, future changes in market conditions will impact estimates used in the Market Approach and could result in an impairment of goodwill.
Additionally, as a result of the Sequoia Golf acquisition on September 30, 2014, we recorded additional goodwill and intangible assets. GAAP requires that we allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the fair value of the net assets acquired or the excess of the aggregate fair values of assets acquired and liabilities assumed is recorded as goodwill. In determining the fair values of assets acquired assumed in a business combination, we use various recognized valuation methods including, depending on the nature of the asset or liability, the cost approach, sales comparison approach and the excess earnings method. Key assumptions used include future cash flows, growth rates, discount rates and projected margins, among other factors. Estimates utilized in the future evaluations of these assets for impairment could differ from estimates used when recording the fair value on the date of acquisition. Unfavorable future estimates could result in impairments of the assets.

Income Taxes
We recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, considerable judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for uncertain tax positions.

In addition, certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, plus penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. Additionally, during fiscal year 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary, which we have protested with the Mexican taxing authorities through the appropriate administrative channel. Subsequently, we recorded a liability related to an unrecognized tax benefit for $5.8 million, exclusive of penalties and interest. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the result of our protest of this assessment. Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have a material adverse effect on our operating results and financial condition.

In addition, in October 2014, an IRS audit was completed resulting in $48.6 million reduction to unrecognized tax benefits, of which $11.7 million represented settlements and $36.9 million represented further reductions of prior period unrecognized tax benefits. An additional $11.8 million of accrued interest and penalties were reversed, thereby resulting in $43.7 million of the above benefits being recorded in the income statement.

Refer to Note 12 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this Form 10-K for further discussion of our accounting policies around income taxes and uncertain tax positions.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” included in Note 2 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of December 30, 2014, the interest rate on the term loan facility under the Secured Credit Facilities was the higher of (i) 4.5% “Floor” or (ii) an elected LIBOR plus a margin of 3.5%. Therefore, the term loan facility is effectively subject to a 4.5% Floor until LIBOR exceeds 1.0%. As of March 5, 2015, the three month LIBOR was 0.26%, which is below 1.0%, such that a hypothetical 0.5% increase in LIBOR would not result in an increase in interest expense.
As of December 30, 2014, Operations is party to an interest rate cap agreement which limits our interest rate exposure on the term loan facility. The agreement is on a notional amount of $200.0 million, limits our exposure on the elected LIBOR rate to 1.0% and expires in May 2015.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and one business club in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for fiscal year 2014.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for fiscal year 2014 totaled less than $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of ClubCorp Holdings, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 30, 2014, the Company’s internal control over financial reporting was effective.

The Company acquired Sequoia Golf in the fourth quarter of the fiscal year ended December 30, 2014. As such, the scope of management's assessment of the effectiveness of the Company's internal control over financial reporting did not include the internal controls over financial reporting at Sequoia Golf. These exclusions are consistent with the Securities and Exchange Commission Staff's guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment of the internal control over financial reporting in the year of acquisition. Sequoia Golf represented 14% of the Company's total assets and 4% of the Company's revenues as of and for the fiscal year ended December 30, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
ClubCorp Holdings, Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of ClubCorp Holdings, Inc. and subsidiaries (the “Company”) as of December 30, 2014 and December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ClubCorp Holdings, Inc. and subsidiaries as of December 30, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 12, 2015

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years Ended December 30, 2014, December 31, 2013 and December 25, 2012

(In thousands, except per share amounts)

	2014	2013	2012
REVENUES:
Club operations	$629,180	$579,751	$535,274
Food and beverage	251,838	231,673	216,269
Other revenues	3,137	3,656	3,401
Total revenues	884,155	815,080	754,944

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	568,171	527,787	483,653
Cost of food and beverage sales exclusive of depreciation	81,165	74,607	68,735
Depreciation and amortization	80,792	72,073	78,286
Provision for doubtful accounts	2,733	3,483	2,765
Loss on disposals of assets	10,518	8,122	10,904
Impairment of assets	2,325	6,380	4,783
Equity in earnings from unconsolidated ventures	(1,404)	(2,638)	(1,947)
Selling, general and administrative	73,870	64,073	45,343
OPERATING INCOME	65,985	61,193	62,422

Interest and investment income	2,585	345	1,212
Interest expense	(65,209)	(83,669)	(89,369)
Loss on extinguishment of debt	(31,498)	(16,856)	—
Other income	—	—	2,132
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(28,137)	(38,987)	(23,603)
INCOME TAX BENEFIT (EXPENSE)	41,469	(1,681)	7,528
INCOME (LOSS) FROM CONTINUING OPERATIONS	13,332	(40,668)	(16,075)
Loss from discontinued clubs, net of income tax benefit (expense) of $1, $(3) and $2,669 in 2014, 2013 and 2012, respectively	(3)	(12)	(10,917)
NET INCOME (LOSS)	13,329	(40,680)	(26,992)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(103)	(212)	(283)
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$13,226	$(40,892)	$(27,275)

NET INCOME (LOSS)	$13,329	$(40,680)	$(26,992)
Foreign currency translation, net of tax	(3,220)	(398)	1,890
OTHER COMPREHENSIVE (LOSS) INCOME	(3,220)	(398)	1,890
COMPREHENSIVE INCOME (LOSS )	10,109	(41,078)	(25,102)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(103)	(212)	(283)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$10,006	$(41,290)	$(25,385)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	63,941	54,172	50,570
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,318	54,603	50,570

EARNINGS PER COMMON SHARE, BASIC:
Income (loss) from continuing operations attributable to ClubCorp	$0.21	$(0.75)	$(0.32)
Loss from discontinued clubs attributable to ClubCorp	$—	$—	$(0.22)
Net income (loss) attributable to ClubCorp	$0.21	$(0.75)	$(0.54)

EARNINGS PER COMMON SHARE, DILUTED:
Income (loss) from continuing operations attributable to ClubCorp	$0.21	$(0.75)	$(0.32)
Loss from discontinued clubs attributable to ClubCorp	$—	$—	$(0.22)
Net income (loss) attributable to ClubCorp	$0.21	$(0.75)	$(0.54)

Cash distributions declared per common share	$0.49	$0.79	$—

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 30, 2014 and December 31, 2013

(In thousands of dollars, except share and per share amounts)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,047	$53,781
Receivables, net of allowances of $5,424 and $3,666 at December 30, 2014 and December 31, 2013, respectively	65,337	83,161
Inventories	20,931	15,819
Prepaids and other assets	15,776	13,339
Deferred tax assets, net	26,574	10,403
Total current assets	203,665	176,503
Investments	5,774	8,032
Property and equipment, net (includes $9,422 and $9,347 related to VIEs at December 30, 2014 and December 31, 2013, respectively)	1,474,763	1,234,903
Notes receivable, net of allowances of $704 and $724 at December 30, 2014 and December 31, 2013, respectively	8,262	4,756
Goodwill	312,811	258,459
Intangibles, net	34,960	27,234
Other assets	24,836	26,330
TOTAL ASSETS	$2,065,071	$1,736,217

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$18,025	$11,567
Membership initiation deposits - current portion	135,583	112,212
Accounts payable	31,948	26,764
Accrued expenses	44,424	36,772
Accrued taxes	21,903	20,455
Other liabilities	59,550	79,300
Total current liabilities	311,433	287,070
Long-term debt (includes $13,302 and $13,157 related to VIEs at December 30, 2014 and December 31, 2013, respectively)	965,187	638,112
Membership initiation deposits	203,062	204,152
Deferred tax liability, net	244,113	210,989
Other liabilities (includes $22,268 and $21,233 related to VIEs at December 30, 2014 and December 31, 2013, respectively)	120,417	157,944
Total liabilities	1,844,212	1,498,267
Commitments and contingencies (See Note 15)

EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 64,443,332 and 63,789,730 issued and outstanding at December 30, 2014 and December 31, 2013, respectively	644	638
Additional paid-in capital	293,006	320,274
Accumulated other comprehensive loss	(4,290)	(1,070)
Retained deficit	(79,443)	(92,669)
Total stockholders’ equity	209,917	227,173
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,942	10,777
Total equity	220,859	237,950
TOTAL LIABILITIES AND EQUITY	$2,065,071	$1,736,217

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended December 30, 2014, December 31, 2013 and December 25, 2012

(In thousands of dollars)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,329	$(40,680)	$(26,992)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	79,394	69,211	68,780
Amortization	1,398	2,863	9,829
Asset impairments	2,325	6,380	4,926
Bad debt expense	2,760	3,502	2,793
Equity in earnings from unconsolidated ventures	(1,404)	(2,638)	(1,947)
Gain on investment in unconsolidated ventures	(2,203)	—	—
Distribution from investment in unconsolidated ventures	5,740	4,699	3,882
Loss on disposals of assets	10,514	8,121	22,208
Debt issuance costs and amortization of term loan discount	13,687	5,084	2,033
Accretion of discount on member deposits	20,723	20,961	24,596
Amortization of surface rights bonus revenue	—	—	(1,823)
Amortization of above and below market rent intangibles	(365)	141	281
Equity-based compensation	4,303	14,217	—
Redemption premium payment included in loss on extinguishment of debt	27,452	14,525	—
Net change in deferred tax assets and liabilities	2,110	(4,548)	(14,207)
Net change in prepaid expenses and other assets	(3,652)	(2,849)	(532)
Net change in receivables and membership notes	29,741	(26,925)	1,859
Net change in accounts payable and accrued liabilities	1,027	(815)	4,254
Net change in other current liabilities	(32,776)	26,548	1,940
Net change in other long-term liabilities	(44,945)	(4,104)	(4,992)
Net cash provided by operating activities	129,158	93,693	96,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(72,647)	(59,541)	(54,208)
Acquisition of clubs	(20,255)	(15,620)	(3,570)
Acquisition of Sequoia Golf, net of cash acquired	(260,007)	—	—
Proceeds from dispositions	447	1,419	8,002
Proceeds from insurance	—	—	2,228
Net change in restricted cash and capital reserve funds	(355)	(59)	230
Return of capital in equity investments	126	1,073	—
Net cash used in investing activities	(352,691)	(72,728)	(47,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(283,387)	(170,937)	(14,830)
Proceeds from new debt borrowings, net of loan discount	596,375	10,713	—
Repayments of revolving credit facility borrowings	(11,200)	—	—
Proceeds from revolving credit facility borrowings	11,200	—	—
Redemption premium payment	(27,452)	(14,525)	—
Purchase of interest rate cap agreement	—	—	(57)
Debt issuance and modification costs	(8,254)	(7,872)	(917)
Distribution to owners	(30,765)	(35,000)	—
Proceeds from issuance of common stock in Holdings' initial public offering, net of underwriting discounts and commissions	—	173,250	—
Equity offering costs	(777)	(4,349)	—
Distribution to noncontrolling interests	(27)	—	(942)
Proceeds from new membership initiation deposits	853	1,042	851
Repayments of membership initiation deposits	(1,567)	(1,421)	(3,016)
Net cash provided by (used in) financing activities	244,999	(49,099)	(18,911)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(200)	(50)	826
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,266	(28,184)	31,485
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	53,781	81,965	50,480
CASH AND CASH EQUIVALENTS - END OF PERIOD	$75,047	$53,781	$81,965
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$35,930	$61,441	$66,932
Cash paid for income taxes	$2,723	$3,187	$4,089
Non-cash investing and financing activities are as follows:
Capital lease	$20,428	$11,342	$10,799
Capital accruals	$2,394	$1,790	$1,092
Leasehold improvements	$3,386	$—	$442
Distribution declared payable to owners	$8,454	$7,654	$—
Distribution related to utilization of certain deferred tax benefits recorded in connection with the ClubCorp Formation	$—	$4,518	$—
Debt assumed with asset acquisition	$87	$4,954	$—

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 30, 2014, December 31, 2013 and December 25, 2012

(In thousands of dollars, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 27, 2011	50,569,730	$506	$184,460	$(2,562)	$(24,502)	$11,224	$169,126
Net (loss) income	—	—	—	—	(27,275)	283	(26,992)
Other comprehensive income	—	—	—	1,890	—	—	1,890
Distributions to noncontrolling interest	—	—	—	—	—	(942)	(942)
BALANCE - December 25, 2012	50,569,730	$506	$184,460	$(672)	$(51,777)	$10,565	$143,082
Distributions to owners ($0.65 per common share)	—	—	(35,000)	—	—	—	(35,000)
Proceeds from issuance of common stock in Holdings' initial public offering, net of underwriting discounts, commissions and other offering costs	13,200,000	132	168,769	—	—	—	168,901
Issuance of restricted stock	20,000	—	—	—	—	—	—
Distributions to owners declared ($0.14 per common share)	—	—	(7,654)	—	—	—	(7,654)
Equity-based compensation expense	—	—	14,217	—	—	—	14,217
Distribution related to utilization of certain deferred tax benefits recorded in connection with the ClubCorp Formation	—	—	(4,518)	—	—	—	(4,518)
Net (loss) income	—	—	—	—	(40,892)	212	(40,680)
Other comprehensive loss	—	—	—	(398)	—	—	(398)
BALANCE - December 31, 2013	63,789,730	$638	$320,274	$(1,070)	$(92,669)	$10,777	$237,950
Issuance of shares related to equity-based compensation	653,602	6	(6)	—	—	—	—
Distributions to owners declared ($0.49 per common share)	—	—	(31,565)	—	—	—	(31,565)
Equity-based compensation expense	—	—	4,303	—	—	—	4,303
Recognition of noncontrolling interests related to Sequoia Golf Acquisition	—	—	—	—	—	89	89
Net (loss) income	—	—	—	—	13,226	103	13,329
Other comprehensive loss	—	—	—	(3,220)	—	—	(3,220)
Distributions to noncontrolling interest	—	—	—	—	—	(27)	(27)
BALANCE - December 30, 2014	64,443,332	$644	$293,006	$(4,290)	$(79,443)	$10,942	$220,859

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts or unless otherwise indicated)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations”, together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs. ClubCorp has two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. As of December 30, 2014, the majority of Holdings' common stock was owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. ClubCorp, together with its subsidiaries, may be referred to as “we”, “us”, “our” or the “Company”.

On September 30, 2014, ClubCorp USA, Inc., a wholly owned subsidiary of Holdings, completed the acquisition of 50 owned or operated private clubs through the purchase of all the equity interests in each of Sequoia Golf Holdings, LLC and Parthenon-Sequoia Ltd. (“Sequoia Golf”). The acquisition was executed through an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Sequoia Golf Holdings, LLC, Parthenon-Sequoia Ltd., Parthenon Investors II, L.P., J&R Founders’ Fund II, L.P., PCIP Investors, and certain individuals named therein. See Notes 10 and 13 for further description of the acquisition and related financing.

We own or lease and consolidate 134 golf and country clubs in the United States and Mexico and 45 business, sports and alumni clubs throughout the United States. We consolidate five golf and country club joint ventures, located in the United States, for which we are deemed to be the primary beneficiary. We have joint venture ownership in one golf and country club and one business, sports, and alumni club, both in the United States, which we do not consolidate. We manage 17 golf and country clubs in the United States, and manage four business, sports and alumni clubs in the United States and China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements reflect the consolidated operations of ClubCorp, its wholly and majority owned subsidiaries and certain variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary. The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the United States, or “GAAP”. All intercompany accounts have been eliminated.

We have two reportable segments (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information, including Adjusted EBITDA (“Adjusted EBITDA”), a key financial measurement of segment profit and loss, is reviewed regularly by the chief operating decision maker to evaluate performance and allocate resources. See Note 14.

Fiscal Year—Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2014 and 2012, the fiscal years are comprised of the 52 weeks ended December 30, 2014 and December 25, 2012, respectively. For 2013, the fiscal year is comprised of the 53 weeks ended December 31, 2013.

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

The expected lives of active memberships are calculated annually, using historical attrition rates to determine the expected lives of active memberships. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During the fiscal year ended December 31, 2013, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years. During the fiscal year ended December 30, 2014, the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated statements of operations were $13.1 million, $17.7 million and $16.3 million for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively.

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
The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the consolidated financial statements. The table below shows the changes in our allowance for doubtful accounts balance:

	2014	2013	2012
Beginning allowance	$3,666	$2,626	$3,586
Bad debt expense, excluding portion related to notes receivable	2,760	3,502	2,907
Write offs	(1,002)	(2,462)	(3,867)
Ending allowance	$5,424	$3,666	$2,626
Inventories—Inventories, which consist primarily of food and beverages and merchandise held for resale, are stated at the lower of cost (weighted average cost method) or market. Losses on obsolete or excess inventory are not material.
Investments—Investments in certain unconsolidated affiliates are accounted for by the equity method, while investments in other unconsolidated affiliates are accounted for under the cost method in accordance with GAAP. See Note 4.
Property and Equipment, Net—Property and equipment is recorded at cost, including interest incurred during construction periods. We capitalize costs that both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized. All other related costs are expensed as incurred. For building improvements, only costs that extend the useful life of the building are capitalized; repairs and maintenance are expensed as incurred. Internal use software development costs are capitalized and amortized on a straight-line basis over the expected benefit period. The unamortized balance of internal use software totaled $6.7 million and $4.3 million at December 30, 2014 and December 31, 2013, respectively. See Note 6.

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

Goodwill and Other Intangibles, Net—GAAP requires that we allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the fair value of the net assets acquired or the excess of the aggregate fair values of assets acquired and liabilities assumed is recorded as goodwill.

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Intangibles specifically related to an individual property are recorded at the property level. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives as reflected in Note 7.

We assess the recoverability of the carrying value of goodwill and other indefinite lived intangibles annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment is tested for impairment by first comparing the fair value of a reporting unit to its carrying amount. When the fair value is less than carrying value further analysis is performed to measure the amount of impairment loss, if any. See Note 7.

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
Insurance Reserves—We have established insurance programs to cover exposures above predetermined deductibles for certain insurable risks consisting primarily of physical loss to property, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Insurance reserves are developed by us, using the assistance of a third-party actuary and consideration of our past claims experience, including both the frequency and settlement of claims.
Advertising Expense—We market our clubs through advertising and other promotional activities. Advertising expense is charged to income during the period incurred. Advertising expense totaled $5.5 million, $5.8 million and $5.5 million for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively.
Foreign Currency—The functional currency of our entities located outside the United States is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately, with no tax impact for all periods presented, as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the fiscal years ended December 30, 2014, December 31, 2013 or December 25, 2012. Realized foreign currency transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss in club operating costs.

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

We recognize the tax benefit from an uncertain tax position only if we conclude that it is “more likely than not” that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. We use assumptions, estimates and our judgment in determining if the “more likely than not” standard has been met when developing our provision for income taxes. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

Interest and Investment Income—Interest and investment income is comprised principally of interest on notes receivable, cash deposits held by financial institutions and the return on our equity investment in Avendra, LLC. See Note 4.
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
Equity-Based Awards—We measure the cost of employee services rendered in exchange for equity-based compensation based upon the grant date fair market value of the respective equity-based awards. The value is recognized over the requisite service period, which is generally the vesting period. The following table shows total equity-based compensation expense included in the consolidated statements of operations:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	December 25, 2012
Club operating costs exclusive of depreciation	$1,395	$4,592	$—
Selling, general and administrative	2,908	9,625	—
Pre-tax equity-based compensation expense	4,303	14,217	—
Less: benefit for income taxes	(1,311)	(817)	—
Equity-based compensation expense, net of tax	$2,992	$13,400	$—

As of December 30, 2014, there was approximately $2.9 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The ClubCorp Holdings, Inc. 2012 Stock Award Plan, which was amended and restated as of August 14, 2013 (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Stock Plan. As of December 30, 2014, approximately 3.0 million shares of common stock were available for future issuance under the Stock Plan.
On April 1, 2012, Holdings granted RSUs to certain executives under the Stock Plan. The RSUs vest based on satisfaction of both a time condition and a liquidity condition and are converted into shares of our common stock upon vesting. The time condition is satisfied with respect to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock Plan) or after a period of time following the effective date of an initial public offering by us. The fair market value of each RSU was calculated using: (i) an analysis of the discounted future free cash flows we expected to generate (Income Approach) and (ii) an analysis comparing ClubCorp to similar companies utilizing a purchase multiple of earnings before interest, taxes, depreciation and amortization (Market Approach). No equity-based compensation expense was recognized prior to the consummation of Holdings' IPO as the awards were contingent on the satisfaction of the liquidity condition. Subsequent to Holdings' IPO, this fair market value is recognized into expense using an accelerated attribution method over the requisite service period. On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into 211,596 shares of our common stock. On April 1, 2014, 211,579 of the RSUs vested and were converted into shares of our common stock. The remaining RSUs will convert into shares of our common stock upon satisfaction of the remaining time vesting requirement. As of December 30, 2014, 190,788 RSUs remain outstanding.

On January 17, 2014, and on February 7, 2014, we granted 103,886 and 111,589 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us.

On February 7, 2014, we granted 111,610 PSUs, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based requirements. The number of PSUs under these grants represents the target number of such units that may be earned, based on Holdings' total shareholder return over the applicable performance periods compared with a peer group. If more than the target number of PSUs vest at the end of a performance period because Holdings' total shareholder return exceeds certain percentile thresholds of the peer group, additional shares will be issued under the Stock Plan at that time. The fair market value of each PSU was estimated on the date of grant using a Monte Carlo simulation analysis which generates a distribution of possible future stock prices for Holdings and the peer group from the grant date to the end of the applicable performance period. The risk-free rate ranged from 0.3% to 0.65%, and is based on U.S. Treasury yields with a term commensurate to the applicable PSU performance period. Expected dividend yields were 0% as all dividends are assumed to be reinvested. The expected volatility for each PSU is 21.62% and is based on based on the historical volatility of our common stock.

On September 25, 2014, we granted a total of 14,952 shares of restricted stock to our independent directors, vesting one year from the date of grant.

Prior to our IPO, unit awards were issued under a Management Profits Interest Program (“MPI”) which provided grants of time-vesting non-voting profits interests in Fillmore. In connection with the consummation of our IPO, the MPI participants surrendered all unit awards then held by them in exchange for an aggregate of 2,251,027 shares of Holdings' common stock previously held by Fillmore, 196,267 of which remained subject to time vesting requirements as of December 30, 2014 and vested on December 31, 2014.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Our adoption of ASU 2013-11 at the beginning of fiscal year 2014 did not materially impact our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-8 (“ASU 2014-8”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-8 amends guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amended guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. We adopted ASU 2014-8 during the twelve weeks ended September 9, 2014. The amended guidance was adopted prospectively; thus, no changes were made to dispositions that were classified as discontinued operations prior to this adoption. During the normal course of business, we have closed certain clubs that were underperforming and terminated certain management agreements. We believe the future divestiture of an individual club will not qualify as a discontinued operation as it is unlikely to represent a strategic shift or have a major effect on our financial results. Our adoption of ASU 2014-8 did not have a material impact on our consolidated financial position or results of operations. During the fiscal year ended December 30, 2014, five management agreements were terminated. These divestitures would have qualified as discontinued operations prior to our adoption of the amended guidance, but are reported within continuing operations under the amended guidance.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. ASU 2014-15 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-2 (“ASU 2015-2”), Consolidation (Topic 810)–Amendments to the Consolidation Analysis. ASU 2015-2 applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to existing consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The targeted changes are designed to address most of the concerns of the asset management industry. However, entities across all industries will be impacted, particularly those that use limited partnerships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. We are still evaluating the impact that our adoption of ASU 2015-2 will have on our consolidated financial position or results of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.9 million collateralized by assets of the entity totaling $4.0 million as of December 30, 2014. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of December 30, 2014 total $3.8 million compared to recorded assets of $6.3 million.

The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities.

The following summarizes the carrying amount and classification of the VIEs' assets and liabilities in the consolidated balance sheets as of December 30, 2014 and December 31, 2013, net of intercompany amounts:

	December 30, 2014	December 31, 2013
Current assets	$962	$1,407
Fixed assets, net	9,422	9,347
Other assets	839	850
Total assets	$11,223	$11,604

Current liabilities	$1,007	$1,644
Long-term debt	13,302	13,157
Other long-term liabilities	20,718	20,060
Noncontrolling interest	5,886	5,955
Company capital	(29,690)	(29,212)
Total liabilities and equity	$11,223	$11,604

Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.2 million and $11.6 million at December 30, 2014 and December 31, 2013, respectively.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.3 million and $1.4 million at December 30, 2014 and December 31, 2013, respectively, and include one active golf club joint venture and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings from unconsolidated ventures in the consolidated statements of operations.

We also have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $4.0 million and $6.2 million at December 30, 2014 and December 31, 2013, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $3.5 million, $3.5 million and $2.9 million during the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture's financial statements at the time of the acquisition of CCI by affiliates of KSL was allocated to intangible assets of the joint venture and is being amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $4.0 million and $6.0 million at December 30, 2014 and December 31, 2013, respectively.

Our equity in net income from Avendra, LLC is shown below:

	Fiscal Year Ended
	December 30, 2014	December 31, 2013	December 25, 2012
ClubCorp's equity in net income, excluding amortization	$3,107	$4,400	$3,819
Amortization	(2,008)	(2,008)	(2,008)
ClubCorp's equity in net income	$1,099	$2,392	$1,811

Additionally, we recognized $2.2 million of return on our equity investment within interest and investment income during the fiscal year ended December 30, 2014. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of consolidated statements of cash flows.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of December 30, 2014 and December 31, 2013:

	2014		2013
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$897,729	$887,589	$570,856	$601,775
Level 3	51,534	41,648	53,132	43,971
Total	$949,263	$929,237	$623,988	$645,746
______________________

(1)
The recorded value for Level 2 Debt is presented net of the $3.4 million and $0.0 million discount as of December 30, 2014 and December 31, 2013, respectively, on the Secured Credit Facilities, as defined in Note 9.

     All debt obligations are considered Level 3 except for the Secured Credit Facilities, which are considered Level 2. We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: 1) the determination that certain other debt obligations are similar, 2) nonperformance risk, and 3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

Derivative Financial Instruments—Derivative financial instruments, which consist of interest rate cap agreements, are measured at fair value on a recurring basis. The impact of these interest rate caps is not material to our consolidated financial statements.

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of December 30, 2014 and December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Our assets and liabilities measured at fair value on a non-recurring basis include equity method investments, property and equipment, mineral rights, goodwill, trade names, liquor licenses, management contracts and other assets and liabilities recorded during business combinations. As of December 30, 2014 and December 31, 2013, there were certain assets that were determined to be impaired and therefore the carrying amount of those assets were recorded at their fair value.

The estimated fair values of our assets and liabilities measured at fair value on a non-recurring basis as a result of impairment losses during the years ended December 30, 2014, December 31, 2013, and December 25, 2012 were as follows:

	2014		2013		2012
	Fair Value	Impairment Losses	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Equity method investments	$—	$—	$—	$—	$1,077	$716
Property and equipment	1,076	1,443	2,028	3,937	368	717
Other assets - mineral rights	—	—	—	—	2,178	2,993
Intangible assets - trade names	760	60	—	—	490	360
Intangible assets - liquor licenses	20	2	642	2,443	563	140
Intangible assets - management contracts	—	820	—	—	—	—

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

Property and Equipment—We recognized impairment losses to property and equipment of $1.4 million, $3.9 million and $0.7 million during the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively, to adjust the carrying amount of certain property and equipment to its fair value of $1.1 million, $2.0 million and $0.4 million, respectively, due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. The valuation method used to determine fair value was based on an analysis of discounted future free cash flows using a risk-adjusted discount rate (Income Approach), and based on cost adjusted for economic obsolescence (Cost Approach). The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

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

We recorded impairment of trade names of $0.1 million and $0.4 million during fiscal years ended December 30, 2014 and December 25, 2012, respectively, to adjust the carrying amount of certain trade names to their fair value of $0.8 million and $0.5 million, respectively. See Note 7.

Liquor Licenses—We test our liquor licenses annually for impairment. We use quoted prices for similar assets in active markets when they are available; quoted prices are considered Level 2 measurements. We recorded immaterial impairments of liquor licenses in the fiscal year ended December 30, 2014. We recorded impairment of liquor licenses of $2.4 million and $0.1 million in the fiscal years ended December 31, 2013 and December 25, 2012, respectively, to adjust the carrying amount of certain liquor licenses to their fair value of $0.6 million and $0.6 million, respectively. See Note 7.

Management Contracts—We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal year ended December 30, 2014, we recognized an impairment of $0.8 million to adjust the carrying value of certain management contracts to their fair value of $0.0 million due to the termination of the contract. The valuation is considered a Level 3 measurement and is based on expected future cash flows. See Note 7.

There were no impairments to goodwill in the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012. The key assumptions used in the goodwill impairment analysis are considered Level 3 measurements. See Note 7. Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The key assumptions used in determining these values are considered Level 3 measurements. See Note 13.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at December 30, 2014 and December 31, 2013:

	2014	2013
Land and non-depreciable land improvements	$589,975	$530,212
Depreciable land improvements	445,979	339,806
Buildings and recreational facilities	482,493	416,259
Machinery and equipment	225,103	181,619
Leasehold improvements	104,904	95,901
Furniture and fixtures	85,800	72,687
Construction in progress	6,284	3,513
	1,940,538	1,639,997
Accumulated depreciation	(465,775)	(405,094)
Total	$1,474,763	$1,234,903

Depreciation expense, from continuing operations, which included depreciation of assets recorded under capital leases, was $79.4 million, $69.2 million and $68.5 million for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively. Interest capitalized as a cost of property and equipment totaled $0.2 million, $0.3 million and $0.2 million for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively.

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. We recognized impairment losses to property and equipment of $1.4 million, $3.9 million and $0.7 million during the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively, to adjust the carrying amount of certain property and equipment to its fair value of $1.1 million, $2.0 million and $0.4 million, respectively, due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at December 30, 2014 and December 31, 2013:

		2014			2013
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,850		$24,850
Liquor Licenses		2,042		2,042	2,023		2,023
Intangible assets with finite lives:
Member Relationships	2-7 years	2,866	(539)	2,327	2,800	(2,547)	253
Management Contracts	1-10 years	5,698	(866)	4,832	598	(490)	108
Trade names	2 years	$1,100	$(131)	969	$—	$—	—
Total		$36,496	$(1,536)	$34,960	$30,271	$(3,037)	$27,234

Goodwill		$312,811		$312,811	$258,459		$258,459

Intangible Assets—Intangible assets include trade names, liquor licenses and member relationships. Intangible asset amortization expense was $1.4 million, $2.9 million and $9.8 million for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively.

During the fiscal year ended December 30, 2014, we acquired Sequoia Golf. See Note 13. As part of the purchase we recorded $9.8 million of intangible assets with finite lives that have a weighted average amortization period of approximately three years. The intangible assets recorded are comprised of member relationships of $2.9 million, management contracts of $5.8 million and a trade name of $1.1 million, which have a weighted average amortization period of approximately two years, three years and two years, respectively.

We retired fully amortized intangible assets and the related accumulated amortization of $2.9 million and $16.7 million, which were primarily comprised of member relationships, from the consolidated balance sheets as of December 30, 2014 and December 31, 2013, respectively.

For each of the five years subsequent to 2014 and thereafter the amortization expense is expected to be as follows:

Year	Amount
2015	$3,008
2016	1,996
2017	921
2018	758
2019	479
Thereafter	966
Total	$8,128

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

We recorded impairment of indefinite lived trade names of $0.1 million and $0.4 million during fiscal years ended December 30, 2014 and December 25, 2012, respectively, to adjust the carrying amount of certain trade names to their fair value of $0.8 million and$0.5 million, respectively. See Note 5. We did not recognize any impairment losses to trade name intangible assets in the fiscal year ended December 31, 2013.

We test our liquor licenses annually for impairment. We use quoted prices for similar assets in active markets when they are available; quoted prices are considered Level 2 measurements. We recorded immaterial impairments of liquor licenses in the fiscal year ended December 30, 2014. We recorded impairment of liquor licenses of $2.4 million and $0.1 million in the fiscal years ended December 31, 2013 and December 25, 2012, respectively, to adjust the carrying amount of certain liquor licenses to their fair value of $0.6 million and $0.6 million, respectively. See Note 5.

We evaluate our management contracts for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal year ended December 30, 2014, we recognized an impairment of $0.8 million to adjust the carrying value of certain management contracts to their fair value of $0.0 million due to the termination of the contract. The valuation is considered a Level 3 measurement and is based on expected future cash flows. See Note 5. We did not recognize any impairment losses to management contracts in the fiscal years ended December 31, 2013 and December 25, 2012.

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

We evaluate goodwill for impairment annually as of the first day of our last fiscal quarter or whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Based on this analysis, no impairment of goodwill was recorded for the fiscal years ended December 30, 2014, December 31, 2013 or December 25, 2012.

During the fiscal year ended December 30, 2014, we acquired Sequoia Golf. See Note 13. The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill of $54.4 million and allocated to the golf and country club reporting unit, which is the only reporting unit within our golf and country club segment. The goodwill recorded is primarily related to: (i) expected cost and revenue synergies from combining operations and expanding our reciprocal access programs and (ii) expected earnings growth due to increased discretionary capital spending.

During the fiscal year ended December 25, 2012 we entered into an agreement to sell a business, sports and alumni club for proceeds of $5.9 million. See Note 13. We evaluated goodwill for impairment in conjunction with this agreement. Based on this analysis, no impairment of goodwill was required prior to entering into the sales agreement. As a result of the sale, we allocated $6.5 million of goodwill to this property and recognized a loss on disposal of goodwill for this amount in the fiscal year ended December 25, 2012. This loss is presented in loss from discontinued operations in the consolidated statements of operations and comprehensive loss. Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in an impairment of goodwill.

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 25, 2012	$113,108	$145,351	$258,459
December 31, 2013	$113,108	$145,351	$258,459
Acquisition - Sequoia Golf	$54,352	$—	$54,352
December 30, 2014	$167,460	$145,351	$312,811

8. OTHER ASSETS

Other assets includes debt issuance costs, assets related to mineral rights and above and below market leases.

Debt Issuance Costs—Debt issuance costs totaled $11.5 million and $15.9 million at December 30, 2014 and December 31, 2013, respectively. See Note 10.

Mineral Rights—Mineral rights at various golf properties totaled $2.3 million and $2.3 million at December 30, 2014 and December 31, 2013, respectively. These assets will be depleted using the percentage depletion method based on actual production. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal year ended December 25, 2012, we recognized an impairment of $3.0 million to adjust the carrying value of certain of these mineral rights to their fair value of $2.2 million. See Note 5. We have not recognized any impairment losses to mineral rights in the fiscal years ended December 30, 2014 and December 31, 2013. The valuation is considered a Level 3 measurement and is based upon inactive market prices for similar assets which are not observable in the marketplace. During 2008, we entered into certain mineral lease and surface right agreements with third parties to allow for exploration and production on these properties. We received $19.9 million which was classified as other current and long term liabilities in the consolidated balance sheets and was recognized in other income in the consolidated statements of operations on a straight line basis over the term of the agreements, which ranged from six months to four years.

Above and Below Market Leases—As a result of our acquisition by affiliates of KSL in 2006, we have recorded above and below market lease intangibles. The above market lease intangibles totaled $0.8 million and $1.4 million at December 30, 2014 and December 31, 2013, respectively, and are recorded in other liabilities; below market lease intangibles were $0.2 million and $0.4 million at December 30, 2014 and December 31, 2013, respectively, and are recorded in other assets. Amortization of the net above/below market lease intangibles is recorded as a net (increase) reduction in rent expense.

Related net amortization (accretion) over the next 5 years and thereafter is as follows:

Year	Amount

2015	$255
2016	101
2017	92
2018	83
2019	76
Thereafter	—
Total	$607

9. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at December 30, 2014 and December 31, 2013:

	December 30, 2014	December 31, 2013
Accrued compensation	$29,273	$27,933
Accrued interest	7,428	2,373
Other accrued expenses	7,723	6,466
Total accrued expenses	$44,424	$36,772

Taxes payable other than federal income taxes	$21,903	$20,000
Federal income taxes payable	—	455
Total accrued taxes	$21,903	$20,455

Advance event and other deposits	$15,584	$17,305
Unearned dues	12,819	32,438
Deferred membership revenues	10,937	10,883
Insurance reserves	8,464	8,175
Distributions to owners declared, but unpaid	8,384	7,654
Other current liabilities	3,362	2,845
Total other current liabilities	$59,550	$79,300

Other long-term liabilities consist of the following at December 30, 2014 and December 31, 2013:

	December 30, 2014	December 31, 2013
Uncertain tax positions (1)	$7,670	$56,105
Deferred membership revenues	42,894	42,773
Casualty insurance loss reserves - long term portion	14,162	11,255
Above market lease intangibles	774	1,347
Deferred rent	27,838	22,716
Accrued interest on notes payable related to Non-Core Development Entities	22,174	21,111
Other	4,905	2,637
Total other long-term liabilities	$120,417	$157,944
______________________

(1)    The change in uncertain tax positions is described in Note 12.

10. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013 and 2014. As of December 30, 2014, the Secured Credit Facilities were comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $111.3 million available for borrowing, after deducting $23.7 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving and term loan commitments so long as the Senior Secured Leverage Ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.75:1.00.

As of December 30, 2014, the interest rate on the term loan facility was the higher of (i) 4.5% or (ii) an elected LIBOR plus a margin of 3.5% and the maturity date of the term loan facility is July 24, 2020.

As of December 30, 2014, the revolving credit facility had capacity of $135.0 million, which was reduced by $23.7 million of standby letters of credit outstanding, leaving $111.3 million available for borrowing. All remaining revolving credit commitments are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to the Senior Secured Leverage Ratio which is defined as Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (Adjusted EBITDA) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. Operations and its restricted subsidiaries are required to maintain a leverage ratio of no greater than 5.00:1.00 as of the end of each fiscal quarter. As of December 30, 2014, Operations' leverage ratio was 4.28:1.00.

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

On April 11, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities to (i) provide an aggregate of $350.0 million, before a discount of $1.8 million, of additional senior secured term loans under the existing term loan facility, (ii) ease the Senior Secured Leverage Ratio as it relates to (a) payments of excess cash flow and (b) the financial covenant relating to the revolving credit commitments under the credit agreement, (iii) modify the accordion feature under the credit agreement to be calculated as (x) $50.0 million, plus (y) after the full utilization of the amount available under clause (x), an additional amount of incremental term or revolving commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00 and (iv) make other administrative changes to the credit agreement. The Senior Secured Leverage Ratio, as amended, requires Operations and its restricted subsidiaries to maintain a Senior Secured Leverage Ratio of no greater than 5.00:1.00. Under the fifth amendment, the additional borrowings under the term loan facility bore interest at the same rate as the existing term loans, which was the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%. The incremental term loan continues to mature on July 24, 2020.

On September 30, 2014, Operations entered into a sixth amendment to the credit agreement governing the Secured Credit Facilities to (i) provide an aggregate of $250.0 million, before a debt issuance discount of $1.9 million, of incremental senior secured term loans under the existing term loan facility, (ii) modify the interest rate on the term loan facility to the higher of (a) 4.5% or (b) an elected LIBOR plus a margin of 3.5%, (iii) modify the accordion feature under the credit agreement to provide for, subject to lender participation, additional borrowings in revolving or term loan commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00 and (iv) make other administrative changes to the credit agreement governing the Secured Credit Facilities. The term loan continues to mature on July 24, 2020.

All obligations under the Secured Credit Facilities are guaranteed by Operations' Parent and each existing and all subsequently acquired or organized direct and indirect restricted subsidiaries of Operations, other than certain excluded subsidiaries (collectively, the “guarantors”). The Secured Credit Facilities are secured, subject to permitted liens and other exceptions, by a first-priority perfected security interest in substantially all the assets of Operations, and the guarantors, including, but not limited to (1) a perfected pledge of all the domestic capital stock owned by Operations and the guarantors, and (2) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned property of Operations and the guarantors, subject to certain exclusions.

We are required to make interest payments on the last business day of each of March, June, September and December. We may be required to prepay the outstanding term loan facility by a percentage of excess cash flows, as defined by the credit agreement governing the Secured Credit Facilities, each fiscal year end after our annual consolidated financial statements are delivered, which percentage may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year. Additionally, we are required to prepay the term loan facility with proceeds from certain asset sales, borrowings and certain insurance claims as defined by the credit agreement governing the Secured Credit Facilities.

We may voluntarily repay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with repaying, refinancing, substituting or replacing the existing term loans with new indebtedness.

We are also required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable in arrears on the last business day of each March, June, September and December.

The credit agreement governing the Secured Credit Facilities limits Operations' Parent's and Operations' (and most or all of Operations' Parent's subsidiaries') ability to:

•	create, incur, assume or suffer to exist any liens on any of their assets;

•	make or hold any investments (including acquisitions, loans and advances);

•	incur or guarantee additional indebtedness;

•	enter into mergers or consolidations;

•	conduct sales and other dispositions of property or assets;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	change the nature of the business;

•	enter into transactions with affiliates; and

•	enter into burdensome agreements.

We incurred debt issuance costs of $6.8 million in conjunction with the issuance of the Secured Credit Facilities; these costs have been capitalized. We incurred additional debt issuance costs of $0.8 million in conjunction with the amendment entered into on November 16, 2012, $4.4 million in conjunction with the second amendment entered into on July 24, 2013 and $3.4 million in conjunction with the third amendment entered into on August 30, 2013; these have also been capitalized. In conjunction with the fifth amendment entered into on April 11, 2014, we incurred $4.8 million in debt issuance costs; $1.2 million of these costs have been capitalized, while $3.6 million was expensed in the fiscal year ended December 30, 2014. In conjunction with the sixth amendment entered into on September 30, 2014, we incurred $3.5 million in debt issuance costs; $0.7 million of these costs have been capitalized and are being amortized over the remaining term of the loan, while $2.8 million was expensed in the fiscal year ended December 30, 2014. All capitalized debt issuance costs are being amortized over the term of the loan.

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

On April 11, 2014, Operations provided notice to the trustee for the Senior Notes that Operations had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million was accounted for as loss on extinguishment of debt during the fiscal year ended December 30, 2014.

Mortgage Loans

General Electric Capital Corporation (“GECC”)—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, we amended the loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of December 30, 2014, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

The loan is collateralized by the assets of two golf and country clubs with a book value of $39.5 million as of December 30, 2014. The proceeds from the loan were used to pay existing debt of $11.2 million to GECC, $2.7 million to Ameritas Life and $8.0 million to Citigroup. Interest rates are variable based on 30 day LIBOR rates. Payments on the loan were interest only through August 2009 with principal payments commencing in September 2010 based upon a twenty-five year amortization schedule. However, as the cash on cash return (defined as the percentage of underwritten net operating income for the previous twelve months divided by the outstanding principal balance of the loan as of such date) for the period September 1, 2008 through August 31, 2009, and September 1, 2009 through August 31, 2010, was greater than 14% and 15%, respectively, amortization did not commence until September 1, 2011. As part of the August 1, 2012 amendment, the interest rate was changed from 3.25% plus 30 day LIBOR to 5% plus the greater of three month LIBOR or 1%.

We incurred debt issuance costs in conjunction with the original loan of $0.9 million which have been capitalized and were amortized over the original term of the loan. We incurred an immaterial amount of debt issuance costs in conjunction with the subsequent amendments of this loan. These costs have been capitalized and are being amortized over the term of the loan.

Atlantic Capital Bank—In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with twenty-five year amortization. The loan is collateralized by the assets of one golf and country club with a book value of $6.8 million as of December 30, 2014. The interest rate is the greater of 3% plus 30 day LIBOR or 4.5%. We incurred an immaterial amount of debt issuance costs in conjunction with the issuance of this mortgage loan. These have been capitalized and are being amortized over the term of the loan.

BancFirst—In May 2013, in connection with the acquisition of Oak Tree Country Club, we assumed a mortgage loan with BancFirst for $5.0 million with an original maturity of October 2014 and two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. Effective October 1, 2014, we have extended the term of the loan to October 1, 2015. We expect to meet the required conditions and currently intend to extend the loan with BancFirst to October 2016. The loan is collateralized by the assets of Oak Tree Country Club, which had a book value of $7.2 million as of December 30, 2014. The interest rate is the greater of 4.5% or the prime rate. We incurred an immaterial amount of debt issuance costs in conjunction with the assumption of this mortgage loan. These costs have been capitalized and are being amortized over the term of the loan.

Long-term borrowings and lease commitments as of December 30, 2014 and December 31, 2013, are summarized below:

	December 30, 2014		December 31, 2013
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Senior Notes	$—	—%	$269,750	10.00%	Fixed	2018
Secured Credit Facilities
Term Loan	901,106	4.50%	301,106	4.00%	As of December 30, 2014, greater of (i) 4.5% or (ii) an elected LIBOR + 3.5%; as of December 31, 2013, greater of (i) 4.0% or (ii) an elected LIBOR + 3.0%	2020
Revolving Credit Borrowings - ($135,000 capacity) (1)	—	3.26%	—	3.25%	LIBOR plus a margin of 3.0%	2018
Mortgage Loans
General Electric Capital Corporation	29,738	6.00%	30,313	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Atlantic Capital Bank	3,333	4.50%	3,493	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
BancFirst	4,266	4.50%	4,652	4.50%	Greater of (i) 4.5% or (ii) prime rate	2016
Other indebtedness	2,360	4.00% - 8.60%	2,837	4.75% - 8.00%	Fixed	Various
	952,640		623,988
Capital leases	33,949		25,691
	986,589		649,679
Less current portion	(18,025)		(11,567)
Less discount on the Secured Credit Facilities' Term Loan	(3,377)		—
Long-term debt	$965,187		$638,112
______________________

(1)
As of December 30, 2014, the revolving credit facility had capacity of $135.0 million, which was reduced by $23.7 million of standby letters of credit outstanding, leaving $111.3 million available for borrowing.

(2)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2014 and thereafter is as follows. This table reflects the contractual maturity dates as of December 30, 2014.

Year	Debt	Capital Leases	Total
2015	$4,711	$13,314	$18,025
2016	4,658	9,678	14,336
2017	28,906	6,739	35,645
2018	338	3,209	3,547
2019	274	1,009	1,283
Thereafter	913,753	—	913,753
Total	$952,640	$33,949	$986,589

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

Future minimum lease payments for each of the next five years and thereafter required at December 30, 2014 under operating leases for land, buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows:

Year	Capital Leases	Operating Leases

2015	$14,947	$23,058
2016	10,591	20,955
2017	7,097	19,776
2018	3,491	16,724
2019	1,134	14,905
Thereafter	—	101,854
Minimum lease payments	$37,260	$197,272
Less: imputed interest component	3,311
Present value of net minimum lease payments of which $13.3 million is included in current liabilities	$33,949

Total facility rental expense was $29.1 million, $29.4 million and $29.1 million in the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively; contingent rent was $9.2 million, $8.8 million and $8.4 million in the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively.

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

Loss from continuing operations before income taxes and noncontrolling interest consists of the following:

	2014	2013	2012
Domestic	$(27,471)	$(38,583)	$(23,563)
Foreign	(666)	(404)	(40)
	$(28,137)	$(38,987)	$(23,603)

The income tax (expense) benefit from continuing operations consists of the following:

	2014	2013	2012
Current
Federal	$42,400	$(3,040)	$(1,508)
State	1,242	(2,972)	(1,185)
Foreign	(62)	(220)	1,027
Total Current	43,580	(6,232)	(1,666)
Deferred
Federal	(1,277)	4,209	6,090
State	(834)	342	3,104
Foreign	—	—	—
Total Deferred	(2,111)	4,551	9,194
Total income tax benefit (expense)	$41,469	$(1,681)	$7,528

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and the actual income tax provision for continuing operations as reflected in the accompanying consolidated statements of operations are as follows:

	2014	2013	2012
Expected federal income tax benefit	$10,113	$13,645	$8,260
State taxes, net of federal benefit	(2,607)	(468)	409
Change in valuation allowance - state	(245)	(1,266)	828
Change in valuation allowance - foreign	(1,128)	(44)	(707)
Foreign rate differential	(127)	(97)	2
IETU, withholding and other permanent - foreign	(62)	(220)	557
Adjustments related to uncertain tax positions	36,409	(3,171)	(3,273)
Equity-based compensation	(298)	(4,192)	—
Membership initiation deposits	—	(4,586)	—
Nondeductible transaction costs	(1,777)	—	—
Other, net	1,191	(1,282)	1,452
Actual income tax benefit (expense)	$41,469	$(1,681)	$7,528

We had the following net operating loss carryforwards at December 30, 2014, which are available to offset future taxable income:

Type of Carryforward	Gross Amount	Expiration Dates (in years)
Federal tax operating loss	$89,702	2024	-	2034
State tax operating loss	$182,596	2015	-	2034
AMT net operating loss	$66,434	2026	-	2034
Foreign net operating loss	$17,874	Indefinite

The components of the deferred tax assets and deferred tax liabilities at December 30, 2014 and December 31, 2013 are as follows:

	2014	2013
Deferred tax assets:
Federal tax net operating loss carryforwards	$31,396	$9,089
State and foreign tax net operating loss carryforwards	12,577	11,417
Membership deferred revenue	59,605	51,568
Reserves and accruals	19,829	19,902
Tax credits	3,908	3,162
Capital losses	—	6,723
Straight-line rent	10,918	8,650
Other	18,074	18,942
Total gross deferred tax assets	$156,307	$129,453
Valuation allowance - State	(5,594)	(5,348)
Valuation allowance - Foreign	(6,696)	(5,568)
Deferred tax liabilities:
Discounts on membership initiation deposits and acquired notes	(145,772)	(150,905)
Property and equipment	(204,304)	(155,424)
Deferred revenue	(1,525)	(1,920)
Intangibles	(9,617)	(10,541)
Other	(338)	(333)
Total gross deferred tax liabilities	(361,556)	(319,123)
Net deferred tax liability	$(217,539)	$(200,586)

The allocation of deferred taxes between current and long-term as of December 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Current portion-deferred tax asset, net	$26,574	$10,403
Long-term deferred tax liability, net	(244,113)	(210,989)
Net deferred tax liability	$(217,539)	$(200,586)

Valuation allowances included above of $12.3 million and $10.9 million at December 30, 2014 and December 31, 2013, respectively, relate primarily to net operating loss carryforwards in certain states and in Mexico.

GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.

A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. GAAP also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Income tax expense for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012 includes interest (benefit) expense and penalties of $(10.6) million, $4.1 million and $3.7 million respectively.

A reconciliation of the change in our unrealized tax benefit for all periods presented is as follows:

	2014	2013	2012
Balance at beginning of year	$50,378	$51,384	$52,513
Increases in tax positions for current year	—	—	—
Increases in tax positions for prior years	5,800	103	17
Decreases in tax positions for prior years	(48,636)	(1,109)	(1,146)
Balance at end of year	$7,542	$50,378	$51,384

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in three foreign jurisdictions. During 2014, we completed an Internal Revenue Service (“IRS”) audit of certain components for the 2010 tax return, which included cancellation of indebtedness income related to the ClubCorp Formation. We are also subject to a variety of state income tax audits for years open under the statute of limitations and certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years. No assessments have been received for our state income tax audits and no unrecognized tax benefits have been recorded related to these tax positions.

As of December 30, 2014, tax years 2010 - 2014 remain open under statute for US federal and most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general, tax years 2009 through 2014 remain open under statute; although certain prior years are also open as a result of the tax proceedings described below.

As of December 30, 2014 and December 31, 2013, we have recorded $7.7 million and $56.1 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $1.4 million and $12.1 million, respectively, which are included in other liabilities in the consolidated balance sheets. If we were to prevail on all uncertain tax positions recorded as of December 30, 2014, the net effect would be an income tax benefit of approximately $6.2 million, exclusive of any benefits related to interest and penalties.

In October 2014, the IRS audit was completed resulting in $48.6 million reduction to unrecognized tax benefits, of which $11.7 million represented settlements and $36.9 million represented further reductions of prior period unrecognized tax benefits. An additional $11.8 million of accrued interest and penalties were reversed, thereby resulting in $43.7 million of the above benefits being recorded in the income statement. These benefits are offset by an increase of approximately $7.3 million of unrecognized tax benefits (including penalties and interest) primarily related to certain Mexican tax positions described in more detail below.

In addition, certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, plus penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. Additionally, during the fiscal year ended December 30, 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary, which we have protested with the Mexican taxing authorities through the appropriate administrative channel. Subsequently, we recorded a liability related to an unrecognized tax benefit for $5.8 million, exclusive of penalties and interest. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the result of our protest of this assessment.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of December 30, 2014.

13. NEW AND ACQUIRED CLUBS, CLUB DIVESTITURES AND DISCONTINUED OPERATIONS

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated statements of operations since their date of acquisition.

Oro Valley Country Club—On December 4, 2014, we acquired Oro Valley Country Club, a private golf club in Oro Valley, Arizona for a purchase price and net cash consideration of $3.1 million. We recorded the following major categories of assets and liabilities:

December 4, 2014
Land, depreciable land improvements and property and equipment	$2,997
Inventory and prepaid assets	120
Intangibles, net	230
Other current liabilities and accrued taxes	(53)
Long-term debt (obligation related to capital leases)	(225)
Total	$3,069

Sequoia Golf—On September 30, 2014, we completed the Sequoia Golf acquisition, which was executed through the Equity Purchase Agreement described in Note 1. On the date of acquisition, Sequoia Golf was comprised of 30 owned golf and country clubs and 20 leased or managed clubs. The acquisition increased our network of private clubs, expanding the geographic cluster model and solidifying market penetration in Atlanta, Georgia and Houston, Texas. The total purchase price was $260.0 million, net of $5.6 million of cash acquired and after customary closing adjustments including net working capital. The acquisition was funded through net proceeds of $244.6 million, net of discount and debt issuance costs, from incremental term loan borrowings under the Secured Credit Facilities and from cash and cash equivalents. See Note 10 for further description of the incremental term loan borrowings.

The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

September 30, 2014
Receivables	$10,204
Inventories, prepaids, notes receivable, current deferred tax assets and other assets	7,957
Land	54,990
Depreciable land improvements	88,025
Buildings and recreational facilities	46,931
Machinery and equipment and furniture and fixtures	26,954
Intangibles, net	9,756
Goodwill	54,352
Total assets acquired	299,169
Current liabilities	(22,266)
Long-term debt (obligation related to capital leases)	(2,544)
Long-term deferred tax liability, net	(14,263)
Noncontrolling interests in consolidated subsidiaries	(89)
Total liabilities and noncontrolling interests in consolidated subsidiaries	(39,162)
Net assets acquired	$260,007

The excess of the purchase price over the aggregate fair values of assets acquired and liabilities assumed was recorded as goodwill and allocated to the golf and country club reporting unit, which is the only reporting unit within our golf and country club segment. The goodwill recorded is primarily related to: (i) expected cost and revenue synergies from combining operations and expanding our reciprocal access programs and (ii) expected earnings growth due to increased discretionary capital spending. None of the goodwill recorded is deductible for tax purposes. The intangible assets recorded are related to member relationships and management contracts and have a weighted average amortization period of approximately 3 years. Machinery and equipment recorded above includes $4.0 million of assets which are accounted for as capital leases.

The estimated fair values of certain assets acquired and liabilities assumed, such as deferred tax liabilities and deferred tax assets, are preliminary and subject to change due to the complexity associated with estimating fair value. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The operating results of Sequoia Golf, which are recorded in the golf and country club segment contributed $36.3 million in revenue and $4.7 million of loss from continuing operations before income taxes for the fiscal year ended December 30, 2014. We have recognized approximately $5.1 million in acquisition costs which are primarily recognized in selling, general and administrative expenses.

The following table presents the unaudited pro forma consolidated financial information of ClubCorp as if the acquisition of Sequoia Golf was completed on December 26, 2012, the first day of fiscal year 2013. The following unaudited pro forma financial information includes adjustments for: (i) depreciation on acquired property and equipment; (ii) alignment of revenue recognition policies; (iii) amortization of intangible assets recorded at the date of the transaction; and (iv) transaction and business integration related costs. No adjustments were made to reflect anticipated synergies. This unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on December 26, 2012.

	Fiscal Year Ended
	December 30, 2014	December 31, 2013
Pro forma revenues	$1,001,599	$948,472
Pro forma net income (loss) attributable to ClubCorp	$(9,080)	$(55,178)
Pro forma basic net income (loss) from continuing operations attributable to ClubCorp, per share	$(0.14)	$(1.02)
Pro forma diluted net income (loss) from continuing operations attributable to ClubCorp, per share	$(0.14)	$(1.02)

Baylor Club—On April 30, 2014, we finalized the lease and management rights to the Baylor Club, an alumni club within the new Baylor University football stadium in Waco, Texas.

TPC Piper Glen—On April 29, 2014, we acquired Tournament Players Club (“TPC”) Piper Glen, a private golf club in Charlotte, North Carolina with a purchase price of $3.8 million for net cash consideration of $3.7 million. We recorded the following major categories of assets and liabilities:

April 29, 2014
Land, depreciable land improvements and property and equipment	$3,833
Receivables and inventory	210
Other current liabilities and accrued taxes	(115)
Long-term debt (obligation related to capital leases) and other liabilities	(197)
Total	$3,731

TPC Michigan—On April 29, 2014, we acquired TPC Michigan, a semi-private golf club in Dearborn, Michigan with a purchase price of $3.0 million for net cash consideration of $2.6 million. We recorded the following major categories of assets and liabilities:

April 29, 2014
Land, depreciable land improvements and property and equipment	$3,643
Receivables, inventory and prepaid assets	235
Other current liabilities and accrued expenses	(624)
Long-term debt (obligation related to capital leases)	(157)
Deferred tax liability	(175)
Membership initiation deposits	(370)
Total	$2,552

Prestonwood Country Club—On March 3, 2014, we acquired Prestonwood Country Club, a private golf club comprised of two properties, The Creek in Dallas, Texas and The Hills in nearby Plano, Texas, with a purchase price of $11.2 million for net cash consideration of $10.9 million. We recorded the following major categories of assets and liabilities:

March 3, 2014
Land, depreciable land improvements and property and equipment	$14,742
Inventory and prepaid assets	97
Other current liabilities and accrued taxes	(362)
Long-term debt (obligation related to capital leases)	(280)
Deferred tax liability	(1,300)
Membership initiation deposits and other liabilities	(1,994)
Total	$10,903
Chantilly National Golf & Country Club—On December 17, 2013, we acquired Chantilly National Golf & Country Club, a private country club located in Centreville, Virginia, with a purchase price of $4.6 million for net cash consideration of $4.8 million. We recorded the following major categories of assets and liabilities:

December 17, 2013
Depreciable land improvements, property and equipment	$5,171
Inventory	103
Other current liabilities	(25)
Other long-term liabilities	(180)
Long-term debt (obligation related to capital leases)	(234)
Total	$4,835
Cherry Valley Country Club—On June 18, 2013, we acquired Cherry Valley Country Club, a private country club located in Skillman, New Jersey, with a purchase price and net cash consideration of $5.6 million. We recorded the following major categories of assets and liabilities:

June 18, 2013
Depreciable land improvements, property and equipment	$5,976
Prepaid assets	121
Inventory	179
Long-term debt (obligation related to capital leases)	(311)
Other liabilities	(408)
Total	$5,557
Oak Tree Country Club—On May 22, 2013, we acquired Oak Tree Country Club, a private country club located in Edmond, Oklahoma, with a purchase price of $10.0 million for net cash consideration of $5.2 million. We assumed debt of $5.0 million in connection with the acquisition. We recorded the following major categories of assets and liabilities:

May 22, 2013
Land, property and equipment	$12,108
Receivables, prepaid assets and other assets	662
Inventory	233
Current maturities of long-term debt	(468)
Long-term debt	(4,486)
Deferred tax liability	(722)
Membership initiation deposits and other liabilities	(2,099)
Total	$5,228
Hartefeld National Golf Club—On April 18, 2012, we acquired Hartefeld National Golf Club, a private country club located in Avondale, Pennsylvania, with a purchase price of $3.8 million for net cash consideration of $3.6 million. We recorded the following major categories of assets and liabilities:

April 18, 2012
Land, depreciable land improvements, property and equipment	$3,999
Prepaid real estate taxes	31
Inventory	112
Deferred revenue and other liabilities	(572)
Total	$3,570

Club Dispositions

Clubs may be divested when we determine they will be unable to provide a positive contribution to cash flows from operations in future periods and/or when they are determined to be non-strategic holdings. Gains from divestitures are recognized in the period in which operations cease and losses are recognized when we determine that the carrying value is not recoverable and exceeds fair value. During the fiscal year ended December 30, 2014, five management agreements were terminated, including a management agreement with Hollytree Country Club, a private country club located in Tyler, Texas, terminated in July, 2014, three management agreements acquired with the Sequoia Golf acquisition which were terminated after acquisition and a management agreement with Paragon Club of Hefei, a business club located in Hefei, China which was terminated in December 2014. No gain or loss on divestiture was recorded. These divestitures would have qualified as discontinued operations prior to our adoption of ASU 2014-8, but are reported within continuing operations under the amended guidance. See Note 2.

Discontinued Club Operations

We did not dispose of or divest any clubs which qualified as discontinued operations in the fiscal years ended December 30, 2014 and December 31, 2013.

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

Operations of the clubs that have been disposed during the fiscal year ended December 25, 2012 were reclassified to discontinued operations on the consolidated statements of operations. Summarized financial information for these clubs is as follows:

Fiscal Year Ended
December 25, 2012
Revenues	$3,759
Operating expenses, excluding loss on disposals and impairments of assets	(3,658)
Loss on disposals and impairments of assets	(11,448)
Interest expense	(2,239)
Loss from discontinued club operations, before taxes	(13,586)
Income tax benefit	2,669
Net loss from discontinued clubs	$(10,917)

14. SEGMENT INFORMATION

We currently have two reportable segments: (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information, including Adjusted EBITDA, our financial measure of segment profit and loss, is reviewed regularly by our chief operating decision maker to evaluate performance and allocate resources. Our chief operating decision maker is our Chief Executive Officer. We also use Adjusted EBITDA, on a consolidated basis, to assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. We believe that the presentation of Adjusted EBITDA, on a consolidated basis, is appropriate as it provides additional information to investors about our performance and investors and lenders have historically used EBITDA-related measures.

At the beginning of fiscal year 2014, we began managing the business using Adjusted EBITDA, which is the earnings measure historically disclosed on a consolidated basis, as our measure of segment profit and loss. Prior to this change, we utilized Segment EBITDA (“Segment EBITDA”) as our measure of segment profit and loss, but we also presented Adjusted EBITDA on a consolidated basis, as certain financial covenants in the credit agreement governing the Secured Credit Facilities utilized this measure of Adjusted EBITDA. These two measurements have not produced materially different results. This change results in alignment of our internal measure of segment profit and loss with the measure used to evaluate our performance on a consolidated basis and the measure used to evaluate our performance under financial covenants under the credit agreement governing the Secured Credit Facilities. Further it reduces the number of non-GAAP measurements we report, thus simplifying our financial reporting. The manner in which we calculate Adjusted EBITDA has not changed. For comparability purposes, amounts for the fiscal years ended December 31, 2013 and December 25, 2012 have been recast.

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL and the acquisition of Sequoia Golf on September 30, 2014. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA.

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

The table below shows summarized financial information by segment for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012:

	2014	2013	2012
Golf and Country Clubs
Revenues	$695,027	$628,473	$585,964
Adjusted EBITDA	203,542	180,208	168,491
Capital Expenditures	71,108	47,546	47,283

Business, Sports and Alumni Clubs
Revenues	$184,003	$180,430	$174,344
Adjusted EBITDA	35,310	34,500	34,255
Capital Expenditures	20,605	18,641	14,198

Other
Revenues	$15,132	$11,874	$1,817
Adjusted EBITDA	(42,080)	(37,504)	(36,660)
Capital Expenditures	$5,483	$5,428	$3,766

Elimination of intersegment revenues and segment reporting adjustments	$(10,007)	$(5,697)	$(7,181)

Total
Revenues	$884,155	$815,080	$754,944
Adjusted EBITDA	196,772	177,204	166,086
Capital Expenditures	97,196	71,615	65,247

	As of
Total Assets	2014	2013
Golf and Country Clubs	1,483,856	1,254,988
Business, Sports and Alumni Clubs	92,525	90,078
Other	488,690	391,151
Consolidated	$2,065,071	$1,736,217

The following table presents revenue by product type and revenue and long-lived assets by geographical region, excluding financial instruments. Foreign operations are primarily located in Mexico.

	2014	2013	2012
Revenues
Dues	$408,351	$373,422	$347,086
Food and beverage	251,838	231,673	216,269
Golf	144,139	133,412	128,362
Other	79,827	76,573	63,227
Total	$884,155	$815,080	$754,944

	2014	2013	2012
Revenues
United States	$877,780	$808,208	$748,124
All Foreign	6,375	6,872	6,820
Total	$884,155	$815,080	$754,944

	2014	2013
Long-Lived Assets
United States	$1,817,545	$1,517,823
All Foreign	24,567	26,717
Total	$1,842,112	$1,544,540

The table below provides a reconciliation of our net income (loss) to Adjusted EBITDA for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012:

	2014	2013	2012
Net income (loss)	$13,329	$(40,680)	$(26,992)
Interest expense	65,209	83,669	89,369
Income tax (benefit) expense	(41,469)	1,681	(7,528)
Interest and investment income	(2,585)	(345)	(1,212)
Depreciation and amortization	80,792	72,073	78,286
EBITDA	$115,276	$116,398	$131,923
Impairments, disposition of assets and income (loss) from discontinued operations and divested clubs (1)	12,729	14,364	26,501
Loss on extinguishment of debt (2)	31,498	16,856	—
Non-cash adjustments (3)	2,007	3,929	1,865
Other adjustments (4)	25,315	10,134	3,237
Equity-based compensation expense (5)	4,303	14,217	—
Acquisition adjustment (6)	5,644	1,306	2,560
Adjusted EBITDA	$196,772	$177,204	$166,086
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets, loss on disposals of assets (including property and equipment disposed of in connection with renovations) and net loss or income from discontinued operations and divested clubs that do not quality as discontinued operations.

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

(6)
Represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 and the acquisition of Sequoia Golf on September 30, 2014.

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

15. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of December 30, 2014, we had capital commitments of $12.4 million at certain of our clubs.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated financial statements.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, plus penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. Additionally, during the fiscal year ended December 30, 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary, which we have protested with the Mexican taxing authorities through the appropriate administrative channel. Subsequently, we recorded a liability related to an unrecognized tax benefit for $5.8 million, exclusive of penalties and interest. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the result of our protest of this assessment.

We are currently under audit by state income tax authorities. No assessments have been received for our state income tax audits and no unrecognized tax benefits have been recorded related to these tax positions.

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and we have estimated and recorded an immaterial amount within accrued expenses on the consolidated balance sheet as of December 30, 2014.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At December 30, 2014, we have an immaterial amount recorded in accrued taxes on the consolidated balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated financial statements.

We are subject to certain pending or threatened litigation and other claims that arise in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, after review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated financial statements.

16. EARNINGS PER SHARE
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net (loss) income attributable to ClubCorp by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the dilutive effect of equity-based awards that may share in the earnings of ClubCorp when such shares are either issued or vesting restrictions lapse.
Presented below is basic and diluted EPS for the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012 (in thousands, except per share amounts):

	Fiscal Years Ended
	December 30, 2014		December 31, 2013		December 25, 2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations attributable to ClubCorp	$13,229	$13,229	$(40,880)	$(40,880)	(16,358)	(16,358)
Weighted-average shares outstanding	63,941	63,941	54,172	54,172	50,570	50,570
Effect of dilutive equity-based awards	—	377	—	431	—	—
Total Shares	63,941	64,318	54,172	54,603	50,570	50,570
Income (loss) from continuing operations attributable to ClubCorp per share	$0.21	$0.21	$(0.75)	$(0.75)	$(0.32)	$(0.32)
For the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, there are no potential common shares excluded from the calculation of diluted EPS because they would have been anti-dilutive. Certain of our outstanding restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Restricted stock shares which have rights to receive dividends that are not subject to the risk of forfeiture are considered participating securities.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2013
December 26, 2012	$0.69	December 26, 2012	$35,000	December 27, 2012
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014

Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015

17. RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2013, we were a party to a management agreement (the “Management Agreement”) with an affiliate of KSL, pursuant to which we were provided financial and management consulting services in exchange for an annual fee of $1.0 million. In addition, we agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the fiscal years ended December 31, 2013 and December 25, 2012, we paid an affiliate of KSL approximately $0.8 million and $1.0 million, respectively, in management fees. The Management Agreement allowed that, in the event of a financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders' maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. Following our IPO and effective October 1, 2013, the Management

Agreement was terminated and in connection with the termination, we made a one-time payment of $5.0 million during the fiscal year ended December 31, 2013.

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees are payable under such agreement, however we have agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually. The expense associated with this agreement was $0.1 million during the fiscal year ended December 30, 2014. This amount was not material for the fiscal year ended December 31, 2013.

During the fiscal years ended December 31, 2013 and December 25, 2012, we paid $0.4 million and $0.8 million, respectively, to affiliates of KSL for private party events. We made no payments to affiliates of KSL for private party events during the fiscal year ended December 30, 2014.

On December 27, 2012, during the fiscal year ended December 31, 2013, we made a $35.0 million distribution to our owners.

Effective May 1, 2013, we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain golf-related consulting services in exchange for an annual fee of $0.1 million. During the fiscal year ended December 30, 2014, the revenue associated with this agreement was $0.1 million. The revenue associated with this contract was immaterial during the fiscal year ended December 31, 2013.

As of December 30, 2014, we had receivables of $0.2 million and payables of $0.7 million and as of December 31, 2013, we had receivables of $0.2 million and payables of $0.1 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.5 million, $0.5 million and $0.6 million in the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, respectively, in management fees from these ventures. As of December 30, 2014 and December 31, 2013, we had a receivable of $2.3 million and $1.8 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. We recognized and collected $0.1 million and $0.2 million during the fiscal years ended December 31, 2013 and December 25, 2012, respectively, in revenue associated with these arrangements. During the fiscal year ended December 30, 2014 the revenue associated with these arrangements was not material.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the fiscal years ended December 30, 2014, December 31, 2013 and December 25, 2012, we collected and remitted $0.1 million, $0.1 million and $0.1 million, respectively, in conjunction with these agreements.

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

The operating results of Sequoia Golf, which was acquired on September 30, 2014, contributed $36.3 million in revenue and $4.7 million of loss from continuing operations before income taxes for the sixteen weeks ended December 30, 2014.

	For the sixteen weeks ended	For the twelve weeks ended
2014	December 30, 2014	September 9, 2014	June 17, 2014	March 25, 2014
Total revenues	$302,539	$204,475	$211,418	$165,723
Direct and selling, general and administrative expenses	289,741	183,821	189,877	154,731
Income (loss) from continuing operations	31,322	3,274	(17,476)	(3,788)
Net income	31,321	3,273	(17,477)	(3,788)
Net income (loss) attributable to ClubCorp	31,355	3,210	(17,613)	(3,726)

Net income (loss) attributable to ClubCorp per share, basic	$0.49	$0.05	$(0.28)	$(0.06)
Net income (loss) attributable to ClubCorp per share, diluted	$0.49	$0.05	$(0.28)	$(0.06)

	For the seventeen weeks ended	For the twelve weeks ended
2013	December 31, 2013	September 3, 2013	June 11, 2013	March 19, 2013
Total revenues	$269,566	$194,835	$195,619	$155,060
Direct and selling, general and administrative expenses	259,547	176,653	171,851	145,836
(Loss) income from continuing operations	(32,270)	(5,030)	7,118	(10,486)
Net (loss) income	(32,277)	(5,034)	7,122	(10,491)
Net (loss) income attributable to ClubCorp	(32,358)	(5,163)	7,079	(10,450)

Net (loss) income attributable to ClubCorp per share, basic	$(0.52)	$(0.10)	$0.14	$(0.21)
Net (loss) income attributable to ClubCorp per share, diluted	$(0.52)	$(0.10)	$0.14	$(0.21)

19. SUBSEQUENT EVENTS

On December 3, 2014, our board of directors declared a cash dividend of $8.4 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on January 2, 2015. This dividend was paid on January 15, 2015.

Subsequent to the fiscal year ended December 30, 2014, we purchased two golf and country clubs in the Chicago, Illinois area. On January 13, 2015, we purchased Ravinia Green Country Club, a private golf club in Riverwoods, Illinois, for a purchase price of $5.9 million. On January 20, 2015, we purchased Rolling Green Country Club, a private golf club in Arlington Heights, Illinois, for a purchase price of $6.5 million. We are in the process of finalizing our purchase price allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

On February 5, 2015, we granted 193,815 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us. Also on February 5, 2015, we granted 138,219 PSUs, under the Stock Plan, to officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based requirements. The number of performance restricted stock units issued under these grants represents the target number of such units that may be earned, based on Holdings' total shareholder return over the applicable performance periods compared with a peer group. If more than the target number of performance restricted stock units vest at the end of a performance period because Holdings' total shareholder return exceeds certain percentile thresholds of the peer group, additional shares will be issued under the Stock Plan at that time.

Schedule I - Registrant’s Condensed Financial Statements
ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Statements of Operations and Comprehensive Loss
For the Fiscal Years Ended December 30, 2014, December 31, 2013 and December 25, 2012
(In thousands)

	2014	2013	2012
Equity in net income (loss) of subsidiaries	$13,226	$(40,892)	$(27,275)
NET INCOME (LOSS)	13,226	(40,892)	(27,275)
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP HOLDINGS, INC.	$13,226	$(40,892)	$(27,275)

NET INCOME (LOSS)	13,226	(40,892)	(27,275)
Equity in other comprehensive (loss) income of subsidiaries	(3,220)	(398)	1,890
COMPREHENSIVE INCOME (LOSS)	10,006	(41,290)	(25,385)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP HOLDINGS, INC.	$10,006	$(41,290)	$(25,385)

ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Balance Sheets
As of December 30, 2014 and December 31, 2013
(In thousands, except share and per share amounts)

	2014	2013
ASSETS
Investment in subsidiaries	$218,371	$234,827
TOTAL ASSETS	$218,371	$234,827
LIABILITIES AND EQUITY
Distributions to owners declared, but unpaid - current	8,384	7,654
Distributions to owners declared, but unpaid - long-term	70	—
TOTAL LIABILITIES	$8,454	$7,654
EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 64,443,332 and 63,789,730 issued and outstanding at December 30, 2014 and December 31, 2013, respectively	644	638
Additional paid-in capital	293,006	320,274
Retained deficit	(83,733)	(93,739)
Total stockholders’ equity	209,917	227,173
Total equity	209,917	227,173
TOTAL LIABILITIES AND EQUITY	$218,371	$234,827

ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Statements of Cash Flows
For the Fiscal Years Ended December 30, 2014, December 31, 2013 and December 25, 2012
(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,226	$(40,892)	$(27,275)
Adjustments to reconcile net loss to cash flows from operating activities:
Equity in net (income) loss of subsidiary	(13,226)	40,892	27,275
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution from subsidiary	30,765	35,000	—
Distribution to subsidiary	—	(173,250)	—
Net cash provided by (used in) investing activities	30,765	(138,250)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to owners	(30,765)	(35,000)	—
Proceeds from issuance of common stock in Holdings' initial public offering, net of underwriting discounts and commissions	—	173,250	—
Net cash (used in) provided by financing activities	(30,765)	138,250	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$—	$—
Non-cash investing and financing activities are as follows:
Distribution declared payable to owners	$8,454	$7,654	$—
Distribution related to utilization of certain deferred tax benefits recorded in connection with the ClubCorp Formation	$—	$4,518	$—

Notes to Condensed Registrant Only Financial Statements
1. ORGANIZATION
ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations”, and together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs and business, sports and alumni clubs. As of December 30, 2014, the majority of Holdings' common stock was owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business.
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

3. RESTRICTED STOCK UNITS
On April 1, 2012, Holdings granted restricted stock units (“RSUs”) to certain executives under the Stock Plan. The RSUs vest based on satisfaction of both a time condition and a liquidity condition and are converted into shares of our common stock upon vesting. The time condition is satisfied with respect to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock Plan) or after a period of time following the effective date of an initial public offering by us. On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into 211,596 shares of our common stock. On April 1, 2014, 211,579 of the RSUs vested and were converted into shares of our common stock. The remaining RSUs will convert into shares of our common stock upon satisfaction of the remaining time vesting requirement. As of December 30, 2014, 190,788 RSUs remain outstanding.

On January 17, 2014, and on February 7, 2014, we granted 103,886 and 111,589 shares of restricted stock under the Stock Plan, respectively, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us.

On February 7, 2014, we granted 111,610 PSUs under the Stock Plan to certain officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based requirements. The number of performance restricted stock units issued under these grants represents the target number of such units that may be earned, based on the Company's total shareholder return over the applicable performance periods compared with a peer group. If more than the target number of performance restricted stock units vest at the end of a performance period because the Company's total shareholder return exceeds certain percentile thresholds of the peer group, additional shares will be issued under the Stock Plan at that time.

On September 25, 2014, we granted a total of 14,952 shares of restricted stock to our independent directors, vesting one year from the date of grant. No other equity-based awards were granted during the fiscal year ended December 30, 2014.

4. SUBSEQUENT EVENTS

On December 3, 2014, our board of directors declared a cash dividend of $8.4 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on January 2, 2015. This dividend was paid on January 15, 2015.

On February 5, 2015, we granted 193,815 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us. Also on February 5, 2015, we granted 138,219 PSUs, under the Stock Plan, to officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based requirements. The number of performance restricted stock units issued under these grants represents the target number of such units that may be earned, based on Holdings' total shareholder return over the applicable performance periods compared with a peer group. If more than the target number of performance restricted stock units vest at the end of a performance period because Holdings' total shareholder return exceeds certain percentile thresholds of the peer group, additional shares will be issued under the Stock Plan at that time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Included in this Form 10-K are certifications of our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of Exchange Act) as of December 30, 2014. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2014.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See “Item 8. Financial Statements and Supplementary Data” for Management's Report on Internal Control over Financial Reporting with respect to the effectiveness of internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

2015 Short Term Incentive Plan

On March 10, 2015, our Compensation Committee of the Board of Directors of the Company, together with a subcommittee comprised of the independent directors of the Committee (the “Subcommittee”) approved a 2015 Short Term Incentive Plan (“2015 STI Plan”), in which our Named Executive Officers (or “NEOs”) and other employees are eligible to participate. Under the 2015 STI Plan, the Compensation Committee and Subcommittee made a grant to each NEO in an initial amount expressed as a percentage of his or her base salary (“Initial Grant Amount”). The Initial Grant Amount for Mr. Affeldt is 80% of his salary and for Mr. Burnett is 65% of his salary. The Initial Grant Amount for each other NEO is 50% of his or her respective salary. Each grant under the 2015 STI Plan is subject to the continued employment of the participant on the payment date and to a minimum Adjusted EBITDA threshold that must be attained before any awards will be paid.

With respect to the Initial Grant Amount, 60% of such amount (the “Performance-Based Percentage”) is subject to downward or upward adjustment based upon our actual Adjusted EBITDA results for fiscal year 2015 in comparison to budgeted Adjusted EBITDA for fiscal year 2015. The NEO will receive between 50% and 200% of the Performance-Based Percentage if actual Adjusted EBITDA for fiscal year 2015 is at least 95% and up to 130% or more of budgeted Adjusted EBITDA for fiscal year 2015. The remaining 40% of the Initial Grant Amount may be paid, adjusted downward or upward, or withheld at the discretion of the Compensation Committee based on the NEO's personal performance. Awards, if any, will be paid in cash after completion of the audit of the Company's financial statements in the first quarter of the following year.

The above description of the 2015 STI Plan is qualified in its entirety by reference to the 2015 STI Plan filed as Exhibit 10.26 to this Form 10-K and incorporated herein by reference.

Amended and Restated PSU Agreements

On March 10, 2015, the Committee and Subcommittee also approved an amended and restated form of Performance Restricted Stock Unit Agreement (the “Amended and Restated PSU Agreement”) for awards of Performance Restricted Stock Units (“PSUs”) granted on February 7, 2014 to the NEOs and other employees pursuant to the Stock Plan. The Amended and Restated PSU Agreement revises the original form of agreement to provide that each PSU that vests will give the holder the right to receive a cash payment equal in amount to the aggregate amount of all dividends declared and paid on one share of the Company’s common stock while the PSU was outstanding. No dividend equivalent rights will be paid on any PSUs that do not vest, and the vesting terms were not changed.

The above description of the Amended and Restated PSU Agreement is qualified in its entirety by reference to the form of Amended and Restated PSU Agreement filed as Exhibit 10.28 to this Form 10-K and incorporated herein by reference.

PART III—OTHER INFORMATION

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2015 annual meeting of stockholders.

PART IV

ITEM 15.    EXHIBITS

A. 1. Financial Statements

The following consolidated financial statements of the Company, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Form 10-K:

A. 2. Financial Statement Schedules

The information required by Schedule I - Financial Information of Registrant is provided under Item 8 of this Form 10-K:

Page
Schedule I—Registrant's condensed financial statements	121

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

3.1 (b)		Form of Amended and Restated Bylaws of ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 3.1(b) to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)
10.1	†	Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)
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

10.5	†	ClubCorp Holdings, Inc. Amended and Restated 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 26, 2013)
10.6	†
Form of Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.12 on Form 10-K filed by ClubCorp Club Operations, Inc. on March 26, 2012)

10.7	†
Form of Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on February 13, 2014)

10.8	†	2012 Incentive Plan (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed by ClubCorp Club Operations, Inc. on October 15, 2012)
10.9
Amendment No. 1, dated as of November 16, 2012, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on November 16, 2012)

10.10
Joinder Agreement, dated as of January 16, 2013, by and between ClubCorp NV I, LLC, a Nevada limited liability company; ClubCorp NV II, LLC, a Nevada limited liability company; ClubCorp NV III, LLC, a Nevada limited liability company; ClubCorp NV IV, LLC, a Nevada limited liability company; and ClubCorp NV V, LLC, a Nevada limited liability company and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

10.11
Pledge Amendment, dated as of January 16, 2013, by and between ClubCorp USA, Inc. and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 on Form 8-K filed by ClubCorp Club Operations, Inc. on January 22, 2013)

10.12
Amendment No. 2, dated as of July 24, 2013, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.3 on Form 10‑Q filed by ClubCorp Club Operations, Inc. on July 26, 2013)

10.13
Amendment No. 3, dated as of August 30, 2013, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner. (Incorporated by reference to Exhibit 10.18 on Form 10-K filed by ClubCorp Holdings, Inc. on March 21, 2014)

10.14	†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)
10.15	†	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)
10.16
Form of Registration Rights Agreement between ClubCorp Holdings, Inc. and certain of its stockholders (Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)

10.17
Amendment No. 4, dated as of February 21, 2014, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner. (Incorporated by reference to Exhibit 10.22 on Form 10-K filed by ClubCorp Holdings, Inc. on March 21, 2014)

10.18	†	2014 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.23 on Form 10-K filed by ClubCorp Holdings, Inc. on March 21, 2014)
10.19
Joinder Agreement, dated as of March 21, 2014, by and between ClubCorp NV VI, LLC, a Nevada limited liability company; ClubCorp NV VII, LLC, a Nevada limited liability company; ClubCorp NV VIII, LLC, a Nevada limited liability company; ClubCorp NV IX, LLC, a Nevada limited liability company; and ClubCorp NV X, LLC, a Nevada limited liability company and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.23 on Form 10-K filed by ClubCorp Holdings, Inc. on March 21, 2014)

10.20
Pledge Amendment, dated as of March 21, 2014, by and between ClubCorp USA, Inc. and Citicorp North America, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.25 on Form 10-K filed by ClubCorp Holdings, Inc. on March 21, 2014)

10.21
Amendment No. 5, dated as of April 7, 2014, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on April 11, 2014)

10.22
Amendment No. 6, dated as of September 30, 2014, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on October 3, 2014)

10.23
Joinder Agreement, dated as of September 30, 2014, by ClubCorp, Inc., a Delaware corporation (the "Borrower") and the Affiliates of the Borrower from time to time party thereto as Grantors in favor of Citicorp North America, Inc., as administrative agent and collateral agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.2 on Form 8-K filed by ClubCorp Holdings, Inc. on October 3, 2014)

10.24
Pledge Agreement, dated as of September 30, 2014, by ClubCorp, Inc., a Delaware corporation (the "Borrower") the undersigned Grantor and the other Affiliates of the Borrower from time to time party thereto as Grantors in favor of Citicorp North America, Inc., as administrative agent and collateral agent for the Secured Parties referred to therein (Incorporated by reference to Exhibit 10.3 on Form 8-K filed by ClubCorp Holdings, Inc. on October 3, 2014)

10.25
Equity Purchase Agreement by and among ClubCorp USA, Inc., Sequoia Golf Holdings LLC, Parthenon-Sequoia LTD., Parthenon Investors II, L.P., J&R Founders' Fund II, L.P., PCIP Investors and The Other Members of Sequoia Golf Holdings LLC, dated as of August 13, 2014 (Incorporated by reference to Exhibit 10.5 on Form 10‑Q filed by ClubCorp Holdings, Inc. on October 16, 2014)

10.26	†	2015 Short Term Incentive Plan
10.27	†
Form of Amended Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.2 on Form 8-K filed by ClubCorp Holdings, Inc. on February 6, 2015)

10.28	†	Form of Amended and Restated Performance Restricted Stock Unit Agreement for awards granted on February 7, 2014 under ClubCorp Holdings, Inc. 2012 Stock Award Plan
11		Statement of Computation of Per Share Earnings (Included in Part II, Item 8: “Financial Statements” of this annual report on Form 10-K.)
21		Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101
The following information from the Company's annual report on Form 10-K for the fiscal year ended December 30, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated statements of operations and comprehensive loss as of December 30, 2014, December 31, 2013 and December 25, 2012; (ii) Consolidated balance sheets as of December 30, 2014 and December 31, 2013; (iii) Consolidated statements of cash flows as of December 30, 2014, December 31, 2013 and December 25, 2012; (iv) Consolidated statements of changes in equity as of December 30, 2014, December 31, 2013 and December 25, 2012 and (v) Notes to the consolidated financial statements.**

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

CLUBCORP HOLDINGS, INC.

Date:	March 12, 2015	/s/ Eric L. Affeldt
Eric L. Affeldt
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 12, 2015	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	March 12, 2015	/s/ John A. Beckert
John A. Beckert, Director

Date:	March 12, 2015	/s/ Douglas H. Brooks
Douglas H. Brooks, Director

Date:	March 12, 2015	/s/ Janet E. Grove
Janet E. Grove, Director

Date:	March 12, 2015	/s/ Martin J. Newburger
Martin J. Newburger, Director

Date:	March 12, 2015	/s/ Eric C. Resnick
Eric C. Resnick, Director

Date:	March 12, 2015	/s/ Michael S. Shannon
Michael S. Shannon, Director

Date:	March 12, 2015	/s/ Steven S. Siegel
Steven S. Siegel, Director

Date:	March 12, 2015	/s/ William E. Sullivan
William E. Sullivan, Director

Date:	March 12, 2015	/s/ Bryan J. Traficanti
Bryan J. Traficanti, Director