Form 10-Q
period 2015-03-24
ClubCorp Holdings, Inc.
filed 2015-04-30
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 24, 2015.

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

As of April 23, 2015, the registrant had 64,734,780 shares of common stock outstanding, with a par value of $0.01.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Twelve Weeks Ended March 24, 2015 and March 25, 2014

(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 24, 2015	March 25, 2014
REVENUES:
Club operations	$152,449	$122,817
Food and beverage	48,749	42,306
Other revenues	874	600
Total revenues	202,072	165,723

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	136,645	110,986
Cost of food and beverage sales exclusive of depreciation	17,002	14,480
Depreciation and amortization	22,813	16,446
Provision for doubtful accounts	59	(236)
Loss on disposals of assets	3,220	2,069
Impairment of assets	56	—
Equity in loss (earnings) from unconsolidated ventures	32	(510)
Selling, general and administrative	15,389	11,496
OPERATING INCOME	6,856	10,992

Interest and investment income	84	82
Interest expense	(16,131)	(15,726)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,191)	(4,652)
INCOME TAX BENEFIT	4,916	864
LOSS FROM CONTINUING OPERATIONS	(4,275)	(3,788)
Loss from discontinued clubs, net of income tax benefit of $0 and $3 for the twelve weeks ended March 24, 2015 and March 25, 2014, respectively	(1)	—
NET LOSS	(4,276)	(3,788)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	54	62
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(4,222)	$(3,726)

NET LOSS	$(4,276)	$(3,788)
Foreign currency translation, net of tax	(603)	(319)
OTHER COMPREHENSIVE LOSS	(603)	(319)
COMPREHENSIVE LOSS	(4,879)	(4,107)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	54	62
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(4,825)	$(4,045)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,255	63,762
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,255	63,762

EARNINGS (LOSS) PER COMMON SHARE, BASIC:
Loss from continuing operations attributable to ClubCorp	$(0.07)	$(0.06)
Loss from discontinued clubs attributable to ClubCorp	$—	$—
Net loss attributable to ClubCorp	$(0.07)	$(0.06)

EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Loss from continuing operations attributable to ClubCorp	$(0.07)	$(0.06)
Loss from discontinued clubs attributable to ClubCorp	$—	$—
Net loss attributable to ClubCorp	$(0.07)	$(0.06)

Cash distributions declared per common share	$0.13	$0.12

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of March 24, 2015 and December 30, 2014

(In thousands of dollars, except share and per share amounts)

	March 24, 2015	December 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,539	$75,047
Receivables, net of allowances of $5,011 and $5,424 at March 24, 2015 and December 30, 2014, respectively	69,824	65,337
Inventories	23,360	20,931
Prepaids and other assets	19,297	15,776
Deferred tax assets, net	27,568	26,574
Total current assets	212,588	203,665
Investments	5,653	5,774
Property and equipment, net (includes $9,332 and $9,422 related to VIEs at March 24, 2015 and December 30, 2014, respectively)	1,486,141	1,474,763
Notes receivable, net of allowances of $706 and $704 at March 24, 2015 and December 30, 2014, respectively	5,539	8,262
Goodwill	312,811	312,811
Intangibles, net	34,239	34,960
Other assets	27,508	24,836
TOTAL ASSETS	$2,084,479	$2,065,071

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$18,303	$18,025
Membership initiation deposits - current portion	138,834	135,583
Accounts payable	38,979	31,948
Accrued expenses	43,136	44,424
Accrued taxes	23,176	21,903
Other liabilities	80,658	59,550
Total current liabilities	343,086	311,433
Long-term debt (includes $13,202 and $13,302 related to VIEs at March 24, 2015 and December 30, 2014, respectively)	971,023	965,187
Membership initiation deposits	204,076	203,062
Deferred tax liability, net	241,120	244,113
Other liabilities (includes $22,508 and $22,268 related to VIEs at March 24, 2015 and December 30, 2014, respectively)	117,562	120,417
Total liabilities	1,876,867	1,844,212
Commitments and contingencies (See Note 13)

EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 64,614,355 and 64,443,332 issued and outstanding at March 24, 2015 and December 30, 2014, respectively	646	644
Additional paid-in capital	285,707	293,006
Accumulated other comprehensive loss	(4,893)	(4,290)
Retained deficit	(83,665)	(79,443)
Total stockholders’ equity	197,795	209,917
Noncontrolling interests in consolidated subsidiaries and variable interest entities	9,817	10,942
Total equity	207,612	220,859
TOTAL LIABILITIES AND EQUITY	$2,084,479	$2,065,071

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twelve Weeks Ended March 24, 2015 and March 25, 2014

(In thousands of dollars)

	Twelve Weeks Ended
	March 24, 2015	March 25, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,276)	$(3,788)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	22,120	16,338
Amortization	693	108
Asset impairments	56	—
Bad debt expense	63	(228)
Equity in loss (earnings) from unconsolidated ventures	32	(510)
Distribution from investment in unconsolidated ventures	88	—
Loss on disposals of assets	3,220	2,071
Debt issuance costs and amortization of term loan discount	755	579
Accretion of discount on member deposits	4,577	4,638
Amortization of above and below market rent intangibles	(85)	(64)
Equity-based compensation	1,102	832
Net change in deferred tax assets and liabilities	(3,987)	(1,735)
Net change in prepaid expenses and other assets	(6,087)	(4,190)
Net change in receivables and membership notes	(828)	24,750
Net change in accounts payable and accrued liabilities	5,724	(52)
Net change in other current liabilities	21,759	(9,965)
Net change in other long-term liabilities	(4,442)	676
Net cash provided by operating activities	40,484	29,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,831)	(12,425)
Acquisition of clubs	(15,244)	(10,903)
Proceeds from dispositions	1,022	202
Net change in restricted cash and capital reserve funds	(43)	(148)
Net cash used in investing activities	(35,096)	(23,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(4,047)	(3,100)
Proceeds from revolving credit facility borrowings	6,000	11,200
Debt issuance and modification costs	(169)	—
Distribution to owners	(8,385)	(7,622)
Distributions to noncontrolling interest	(1,071)	—
Proceeds from new membership initiation deposits	92	164
Repayments of membership initiation deposits	(270)	(530)
Net cash (used in) provided by financing activities	(7,850)	112
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(46)	(28)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,508)	6,270
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	75,047	53,781
CASH AND CASH EQUIVALENTS - END OF PERIOD	$72,539	$60,051
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,162	$1,028
Cash paid for income taxes	$162	$202

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twelve Weeks Ended March 24, 2015 and March 25, 2014

(In thousands of dollars, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 31, 2013	63,789,730	$638	$320,274	$(1,070)	$(92,669)	$10,777	$237,950
Issuance of shares related to equity-based compensation	427,071	4	(4)	—	—	—	—
Distributions to owners declared	—	—	(7,726)	—	—	—	(7,726)
Equity-based compensation expense	—	—	832	—	—	—	832
Net loss	—	—	—	—	(3,726)	(62)	(3,788)
Other comprehensive loss	—	—	—	(319)	—	—	(319)
BALANCE - March 25, 2014	64,216,801	$642	$313,376	$(1,389)	$(96,395)	$10,715	$226,949

BALANCE - December 30, 2014	64,443,332	$644	$293,006	$(4,290)	$(79,443)	$10,942	$220,859
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	171,023	2	(2)	—	—	—	—
Distributions to owners declared	—	—	(8,399)	—	—	—	(8,399)
Equity-based compensation expense	—	—	1,102	—	—	—	1,102
Net loss	—	—	—	—	(4,222)	(54)	(4,276)
Other comprehensive loss	—	—	—	(603)	—	—	(603)
Distributions to noncontrolling interest	—	—	—	—	—	(1,071)	(1,071)
BALANCE - March 24, 2015	64,614,355	$646	$285,707	$(4,893)	$(83,665)	$9,817	$207,612

See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts or unless otherwise indicated)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations” and, together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs. As of March 24, 2015, the majority of Holdings' common stock was owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. ClubCorp, together with its subsidiaries, may be referred to as “we”, “us”, “our” or the “Company”.

On September 30, 2014, ClubCorp USA, Inc., a wholly owned subsidiary of Holdings, completed the acquisition of 50 owned or operated private clubs through the purchase of all the equity interests in each of Sequoia Golf Holdings, LLC and Parthenon-Sequoia Ltd. (“Sequoia Golf”). We own, lease or operate through joint ventures 142 golf and country clubs and manage 12 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated condensed financial statements reflect the consolidated operations of ClubCorp, its wholly and majority owned subsidiaries and certain variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary. The consolidated condensed financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts have been eliminated.

The accompanying consolidated condensed financial statements have been prepared by Holdings and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted from the accompanying financial statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Holdings for the year ended December 30, 2014.

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

At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. In general, initiation fees are not refundable, whereas initiation deposits are not refundable until a fixed number of years (generally 30) after the date of acceptance of a member. We recognize revenue related to membership initiation fees and deposits over the expected life of an active membership. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within club operations revenue on the consolidated condensed statements of operations over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated condensed balance sheets and accretes over the non-refundable term using the effective interest method with an interest rate defined as our incremental borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership initiation fees sold are not refundable and are deferred and recognized within club operations revenue on the consolidated condensed statements of operations over the expected life of an active membership.

The expected lives of active memberships are calculated annually, using historical attrition rates to determine the expected lives of active memberships. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated condensed financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During the twelve weeks ended March 24, 2015 and March 25, 2014, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated condensed statements of operations were $3.1 million and $3.0 million for the twelve weeks ended March 24, 2015 and March 25, 2014, respectively.

Foreign Currency—The functional currency of our entities located outside the United States is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately, with no tax impact for all periods presented, as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the twelve weeks ended March 24, 2015 or March 25, 2014. Realized foreign currency transaction gains and losses are reflected in the consolidated condensed statements of operations and comprehensive loss in club operating costs.

Income Taxes—We recognize the tax benefit from an uncertain tax position only if we conclude that it is “more likely than not” that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the position drops below the “more likely than not” standard, the benefit is not recognized. We use assumptions, estimates and our judgment in determining if the “more likely than not” standard has been met when developing our provision for income taxes. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

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

	Twelve Weeks Ended
	March 24, 2015	March 25, 2014
Club operating costs exclusive of depreciation	$326	$240
Selling, general and administrative	776	592
Pre-tax equity-based compensation expense	1,102	832
Less: benefit for income taxes	(387)	(249)
Equity-based compensation expense, net of tax	$715	$583

As of March 24, 2015, there was approximately $7.3 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Stock Plan. As of March 24, 2015, approximately 2.7 million shares of common stock were available for future issuance under the Stock Plan.
On April 1, 2012, Holdings granted RSUs to certain executives under the Stock Plan. The RSUs vest based on satisfaction of both a time condition and a liquidity condition and are converted into shares of our common stock upon vesting.

The time condition is satisfied with respect to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to the holder remaining employed by us. The liquidity condition is satisfied upon the earlier of a change of control (as defined in the Stock Plan) or after a period of time following the effective date of an initial public offering by us. On March 15, 2014, the required time period following our initial public offering (“IPO”) was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into 211,596 shares of our common stock. On April 1, 2014, 211,579 of the RSUs vested and were converted into shares of our common stock. The remaining 190,788 RSUs remained subject to time vesting requirements as of March 24, 2015, but vested and were converted into shares of our common stock on April 1, 2015.

On January 17, 2014, and on February 7, 2014, we granted 103,886 and 111,589 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us.

On February 7, 2014, we granted 111,610 PSUs, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based thresholds.

On September 25, 2014, we granted a total of 14,952 shares of restricted stock to our independent directors, vesting one year from the date of grant.

On February 5, 2015, we granted 193,815 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us. Also on February 5, 2015, we granted 138,219 PSUs, under the Stock Plan, to officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based thresholds.

Prior to our IPO, unit awards were issued under a Management Profits Interest Program (“MPI”) which provided grants of time-vesting non-voting profits interests in Fillmore. In connection with the consummation of our IPO, the MPI participants surrendered all unit awards then held by them in exchange for an aggregate of 2,251,027 shares of Holdings' common stock previously held by Fillmore, all of which had vested as of March 24, 2015.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-8 (“ASU 2014-8”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-8 amends guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amended guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. We adopted ASU 2014-8 during the twelve weeks ended September 9, 2014. The amended guidance was adopted prospectively; thus, no changes were made to dispositions that were classified as discontinued operations prior to this adoption. During the normal course of business, we have closed certain clubs that were underperforming and terminated certain management agreements. We believe the future divestiture of an individual club will not qualify as a discontinued operation as it is unlikely to represent a strategic shift or have a major effect on our financial results. Our adoption of ASU 2014-8 did not have a material impact on our consolidated condensed financial position or results of operations.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-3 (“ASU 2015-3”), Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-3 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. We are still evaluating the impact that our adoption of ASU 2015-3 will have on our consolidated financial statements.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.9 million collateralized by assets of the entity totaling $4.0 million as of March 24, 2015. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of March 24, 2015 total $3.7 million compared to recorded assets of $6.3 million.

The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities.
The following summarizes the carrying amount and classification of the VIEs' assets and liabilities in the consolidated condensed balance sheets as of March 24, 2015 and December 30, 2014, net of intercompany amounts:

	March 24, 2015	December 30, 2014
Current assets	$1,061	$962
Fixed assets, net	9,332	9,422
Other assets	842	839
Total assets	$11,235	$11,223

Current liabilities	$1,225	$1,007
Long-term debt	13,202	13,302
Other long-term liabilities	20,878	20,718
Noncontrolling interest	5,816	5,886
Company capital	(29,886)	(29,690)
Total liabilities and equity	$11,235	$11,223

Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.2 million and $11.2 million at March 24, 2015 and December 30, 2014, respectively.

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.2 million and $1.3 million at March 24, 2015 and December 30, 2014, respectively, and include one active golf club joint venture and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings (loss) from unconsolidated ventures in the consolidated condensed statements of operations.

We also have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $3.9 million and $4.0 million at March 24, 2015 and December 30, 2014, respectively. Our share of earnings in the equity investment is included in equity in earnings (loss) from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we receive net volume rebates and allowances. During the twelve weeks ended March 24, 2015 and March 25, 2014, we received no volume rebates and allowances. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture's financial statements at the time of the acquisition of CCI by affiliates of KSL was allocated to intangible assets of the joint venture and is being amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $3.6 million and $4.0 million at March 24, 2015 and December 30, 2014, respectively.

Our equity in net income from Avendra, LLC is shown below:

	Twelve Weeks Ended
	March 24, 2015	March 25, 2014
ClubCorp's equity in net income, excluding amortization	$354	$1,009
Amortization	(464)	(464)
ClubCorp's equity in net (loss) income	$(110)	$545

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of March 24, 2015 and December 30, 2014:

	March 24, 2015		December 30, 2014
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$897,852	$902,232	$897,729	$887,589
Level 3	57,149	47,906	51,534	41,648
Total	$955,001	$950,138	$949,263	$929,237
______________________

(1)
The recorded value for Level 2 Debt is presented net of the $3.3 million and $3.4 million discount as of March 24, 2015 and December 30, 2014, respectively, on the Secured Credit Facilities, as defined in Note 9.

All debt obligations are considered Level 3 except for the Secured Credit Facilities, as defined in Note 9, which are considered Level 2. We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: (1) the determination that certain other debt obligations are similar, (2) nonperformance risk, and (3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

Derivative Financial Instruments—Derivative financial instruments, which consist of interest rate cap agreements, are measured at fair value on a recurring basis. The impact of these interest rate caps is not material to our consolidated condensed financial statements.

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of March 24, 2015 and December 30, 2014.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Our assets and liabilities measured at fair value on a non-recurring basis include equity method investments, property and equipment, mineral rights, goodwill, trade names, liquor licenses, management contracts and other assets and liabilities recorded during business combinations. During the twelve weeks ended March 24, 2015 and March 25, 2014, there were no material impairments recorded. Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The key assumptions used in determining these values are considered Level 3 measurements. See Note 11.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at March 24, 2015 and December 30, 2014:

	March 24, 2015	December 30, 2014
Land and non-depreciable land improvements	$592,751	$589,975
Depreciable land improvements	449,932	445,979
Buildings and recreational facilities	486,899	482,493
Machinery and equipment	231,259	225,103
Leasehold improvements	105,361	104,904
Furniture and fixtures	87,145	85,800
Construction in progress	14,168	6,284
	1,967,515	1,940,538
Accumulated depreciation	(481,374)	(465,775)
Total	$1,486,141	$1,474,763

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. No impairments were recorded during the twelve weeks ended March 24, 2015 and March 25, 2014.

7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at March 24, 2015 and December 30, 2014:

		March 24, 2015			December 30, 2014
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,070		2,070	2,042		2,042
Intangible assets with finite lives:
Member Relationships	2-7 years	2,866	$(855)	2,011	2,866	$(539)	2,327
Management Contracts	1-10 years	5,618	(1,102)	4,516	5,698	(866)	4,832
Trade names	2 years	1,100	(248)	852	1,100	(131)	969
Total		$36,444	$(2,205)	$34,239	$36,496	$(1,536)	$34,960

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible assets include trade names, liquor licenses, management contracts and member relationships. Intangible asset amortization expense was $0.7 million and $0.1 million for the twelve weeks ended March 24, 2015 and March 25, 2014, respectively. There were no material impairments recorded during the twelve weeks ended March 24, 2015 and March 25, 2014, respectively.

For each of the five years subsequent to 2014 and thereafter the amortization expense is expected to be as follows:

Year	Amount
Remainder of 2015	$2,259
2016	1,996
2017	921
2018	758
2019	479
Thereafter	966
Total	$7,379

Goodwill—The following table shows goodwill activity for our reporting units which are the same as our reportable segments. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 30, 2014	$167,460	$145,351	$312,811
March 24, 2015	$167,460	$145,351	$312,811

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at March 24, 2015 and December 30, 2014:

	March 24, 2015	December 30, 2014
Accrued compensation	$25,008	$29,273
Accrued interest	9,952	7,428
Other accrued expenses	8,176	7,723
Total accrued expenses	$43,136	$44,424

Taxes payable other than federal income taxes (1)	$23,176	$21,903
Total accrued taxes	$23,176	$21,903

Advance event and other deposits	$25,863	$15,584
Unearned dues	23,146	12,819
Deferred membership revenues	10,951	10,937
Insurance reserves	8,880	8,464
Distributions to owners declared, but unpaid	8,425	8,384
Other current liabilities	3,393	3,362
Total other current liabilities	$80,658	$59,550
______________________

(1)	We had no federal income taxes payable as of March 24, 2015 and December 30, 2014.

Other long-term liabilities consist of the following at March 24, 2015 and December 30, 2014:

	March 24, 2015	December 30, 2014
Uncertain tax positions	$7,682	$7,670
Deferred membership revenues	42,889	42,894
Casualty insurance loss reserves - long term portion	13,523	14,162
Above market lease intangibles	651	774
Deferred rent	28,415	27,838
Accrued interest on notes payable related to Non-Core Development Entities	22,419	22,174
Other	1,983	4,905
Total other long-term liabilities	$117,562	$120,417

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013 and 2014. As of March 24, 2015, the Secured Credit Facilities were comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $102.8 million available for borrowing, after deducting $26.2 million of standby letters of credit outstanding and $6.0 million of outstanding borrowings.

As of March 24, 2015, the interest rate on the term loan facility was a variable rate calculated as the higher of (i) 4.5% or (ii) an elected LIBOR plus a margin of 3.5% and the maturity date of the term loan facility is July 24, 2020.

All remaining revolving credit commitments under the revolving credit facility are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

On April 11, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities to, amongst other matters, (i) provide an aggregate of $350.0 million, before a discount of $1.8 million, of additional senior secured term loans under the existing term loan facility, and (ii) amend the Senior Secured Leverage Ratio (the “Senior Secured Leverage Ratio”) as it relates to (a) payments of excess cash flow and (b) the financial covenant relating to the revolving credit commitments under the credit agreement. As long as commitments are outstanding under the revolving credit facility, we are subject to the Senior Secured Leverage Ratio which is defined as Consolidated Senior Secured Debt to Consolidated EBITDA (Adjusted EBITDA) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. Operations and its restricted subsidiaries are required to maintain a leverage ratio of no greater than 5.00:1.00 as of the end of each fiscal quarter. As of March 24, 2015, Operations' leverage ratio was 4.27:1.00.

On September 30, 2014, Operations entered into a sixth amendment to the credit agreement governing the Secured Credit Facilities to (i) provide an aggregate of $250.0 million, before a debt issuance discount of $1.9 million, of incremental senior secured term loans under the existing term loan facility, (ii) modify the interest rate on the term loan facility to a variable rate calculated as the higher of (a) 4.5% or (b) an elected LIBOR plus a margin of 3.5% and (iii) modify the accordion feature under the credit agreement to provide for, subject to lender participation, additional borrowings in revolving or term loan commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00.

Subsequent to the twelve weeks ended March 24, 2015, on April 7, 2015, we borrowed $41.0 million on the revolving credit facility. See Note 16.

As of April 23, 2015, the Secured Credit Facilities, were comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $61.8 million available for borrowing after deducting $26.2 million of standby letters of credit outstanding and $47.0 million of outstanding borrowings.

Senior Notes

On November 30, 2010, Operations issued $415.0 million in senior unsecured notes (the “Senior Notes”), bearing interest at 10.0% and maturing December 1, 2018. On October 28, 2013, Operations repaid $145.3 million in aggregate principal of Senior Notes at a redemption price of 110.00%, plus accrued and unpaid interest thereon.

On April 11, 2014, Operations provided notice to the trustee for the Senior Notes that Operations had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million was accounted for as loss on extinguishment of debt during the period incurred.

Mortgage Loans

General Electric Capital Corporation (“GECC”)—In July 2008, we entered into a secured mortgage loan with GECC for $32.0 million with an original maturity of July 2011. During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. Effective August 1, 2012, we amended the loan agreement with GECC which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. As of March 24, 2015, we expect to meet the required conditions and currently intend to extend the loan with GECC to November 2017.

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

Long-term borrowings and lease commitments as of March 24, 2015 and December 30, 2014, are summarized below:

	March 24, 2015		December 30, 2014
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Secured Credit Facilities
Term Loan, gross of discount	901,106	4.50%	901,106	4.50%	Greater of (i) 4.5% or (ii) an elected LIBOR + 3.5%	2020
Revolving Credit Borrowings - ($135,000 capacity) (1)	6,000	3.25%	—	3.26%	LIBOR plus a margin of 3.0%	2018
Mortgage Loans
General Electric Capital Corporation	29,582	6.00%	29,738	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Atlantic Capital Bank	3,293	4.50%	3,333	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2015
BancFirst	4,151	4.50%	4,266	4.50%	Greater of (i) 4.5% or (ii) prime rate	2016
Other indebtedness	2,286	4.00% - 8.60%	2,360	4.00% - 8.60%	Fixed	Various
	958,255		952,640
Capital leases	34,325		33,949
	992,580		986,589
Less current portion	(18,303)		(18,025)
Less discount on the Secured Credit Facilities' Term Loan	(3,254)		(3,377)
Long-term debt	$971,023		$965,187
______________________

(1)
As of March 24, 2015, the revolving credit facility had capacity of $135.0 million, which was reduced by the $6.0 million outstanding balance and $26.2 million of standby letters of credit outstanding, leaving $102.8 million available for borrowing.

(2)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2014 and thereafter is as follows. This table reflects the contractual maturity dates as of March 24, 2015.

Year	Debt	Capital Leases	Total
Remainder of 2015	$4,326	$10,508	$14,834
2016	4,658	10,700	15,358
2017	28,906	7,809	36,715
2018 (1)	6,338	4,100	10,438
2019	274	1,205	1,479
Thereafter	913,753	3	913,756
Total	$958,255	$34,325	$992,580
______________________

(1)
As described above, subsequent to March 24, 2015, on April 7, 2015, we borrowed $41.0 million on the revolving credit facility. This amount is not included in the table above. As of April 23, 2015, the outstanding borrowings on the revolving credit facility were $47.0 million.

10. INCOME TAXES

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

Our annual effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes. Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve weeks ended March 24, 2015 and March 25, 2014 was 53.5% and 18.6%, respectively. For the twelve weeks ended March 24, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences, while for the twelve weeks ended March 25, 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

As of March 24, 2015 and December 30, 2014, we have recorded $7.7 million and $7.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $1.4 million, which are included in other liabilities in the consolidated condensed balance sheets for both periods. If we were to prevail on all uncertain tax positions, the net effect would be an income tax benefit of approximately $6.2 million, exclusive of any benefits related to interest and penalties.

During 2014, we completed an Internal Revenue Service (“IRS”) audit of certain components for the 2010 tax return, which included cancellation of indebtedness income related to the ClubCorp Formation. We are also subject to a variety of state income tax audits for years open under the statute of limitations and certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years, as described below. No assessments have been received for our state income tax audits and no unrecognized tax benefits have been recorded related to these tax positions.

As of March 24, 2015, tax years 2010 - 2014 remain open under statute for U.S. federal and most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general tax years 2009 through 2014 remain open under statute; although certain prior years are also open as a result of the tax proceedings.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, plus penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels. As of March 24, 2015, we have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary, which we protested with the Mexican taxing authorities through the appropriate administrative channel. We recorded a liability in 2014 related to an unrecognized tax benefit for $5.8 million, exclusive of penalties and interest. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of March 24, 2015.

11. NEW AND ACQUIRED CLUBS AND CLUB DIVESTITURES

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated condensed statements of operations since their date of acquisition.

Rolling Green Country Club—On January 20, 2015, we purchased Rolling Green Country Club, a private golf club in Arlington Heights, Illinois, for a purchase price of $6.5 million and net cash consideration of $6.4 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

January 20, 2015
Land, depreciable land improvements and property and equipment	$6,554
Inventory	125
Other current liabilities and accrued taxes	(110)
Long-term debt (obligation related to capital leases)	(193)
Total	$6,376

Ravinia Green Country Club—On January 13, 2015, we acquired Ravinia Green Country Club, a private golf club in Riverwoods, Illinois, for a purchase price and net cash consideration of $5.9 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

January 13, 2015
Land, depreciable land improvements and property and equipment	$6,034
Inventory and prepaid assets	30
Other current liabilities and accrued taxes	(186)
Long-term debt (obligation related to capital leases)	(11)
Total	$5,867

Oro Valley Country Club—On December 4, 2014, we acquired Oro Valley Country Club, a private golf club in Oro Valley, Arizona, for a purchase price and net cash consideration of $3.1 million. We recorded the following major categories of assets and liabilities:

December 4, 2014
Land, depreciable land improvements and property and equipment	$2,997
Inventory and prepaid assets	120
Intangibles, net	230
Other current liabilities and accrued taxes	(53)
Long-term debt (obligation related to capital leases)	(225)
Total	$3,069

Sequoia Golf—On September 30, 2014, we completed the Sequoia Golf acquisition, which was executed through the Equity Purchase Agreement described in Note 1. On the date of acquisition, Sequoia Golf was comprised of 30 owned golf and country clubs and 20 leased or managed clubs. The total purchase price was $260.0 million, net of $5.6 million of cash acquired and after customary closing adjustments including net working capital. The acquisition was funded through net proceeds of $244.6 million, net of discount and debt issuance costs, from incremental term loan borrowings under the Secured Credit Facilities and from cash and cash equivalents. See Note 9 for further description of the incremental term loan borrowings.

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

The Clubs of Prestonwood—On March 3, 2014, we acquired The Clubs of Prestonwood, a private golf club comprised of two properties, The Creek in Dallas, Texas and The Hills in nearby Plano, Texas, with a purchase price of $11.2 million for net cash consideration of $10.9 million. We recorded the following major categories of assets and liabilities:

March 3, 2014
Land, depreciable land improvements and property and equipment	$14,742
Inventory and prepaid assets	97
Other current liabilities and accrued taxes	(362)
Long-term debt (obligation related to capital leases)	(280)
Deferred tax liability	(1,300)
Membership initiation deposits and other liabilities	(1,994)
Total	$10,903

Club Dispositions

Clubs may be divested when we determine they will be unable to provide a positive contribution to cash flows from operations in future periods and/or when they are determined to be non-strategic holdings. Gains from divestitures are recognized in the period in which operations cease and losses are recognized when we determine that the carrying value is not recoverable and exceeds fair value. During the twelve weeks ended March 24, 2015, six management agreements were terminated, including a management agreement with Shoreby Club, a business and sports club located in Bratenahl, Ohio, a multi-course management agreement for Klein Creek Golf Club, a public golf course located in Winfield, Illinois, The Grove Country Club, a private country club located in Long Grove, Illinois, The Royal Fox Country Club and The Royal Hawk Country Club, private country clubs both located in St. Charles, Illinois, and a management agreement with Smoke Rise Country Club, a private country club located in Stone Mountain, Georgia. During the fiscal year ended December 30, 2014, five management agreements were terminated, including a management agreement with Hollytree Country Club, a private country club located in Tyler, Texas, which terminated in July 2014, three management agreements acquired with the Sequoia Golf acquisition which terminated after acquisition, and a management agreement with Paragon Club of Hefei, a business club located in Hefei, China which terminated in December 2014. No gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

12. SEGMENT INFORMATION

We currently have two reportable segments: (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information, including Adjusted EBITDA, our financial measure of segment profit and loss, is reviewed regularly by our chief operating decision maker to evaluate performance and allocate resources. Our chief operating decision maker is our Chief Executive Officer. We also use Adjusted EBITDA, on a consolidated basis, to assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. We believe that the presentation of Adjusted EBITDA is appropriate as it provides additional information to investors about our performance and investors and lenders have historically used EBITDA-related measures.

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL and the acquisition of Sequoia Golf on September 30, 2014. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the four quarters ended March 24, 2015 as though they had been consummated on the first day of the second quarter of fiscal year 2014 and includes certain expected cost savings.

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

The table below shows summarized financial information by segment for the twelve weeks ended March 24, 2015, and March 25, 2014:

	Twelve Weeks Ended
	March 24, 2015	March 25, 2014
Golf and Country Clubs
Revenues	$158,988	$127,743
Adjusted EBITDA	45,024	36,374

Business, Sports and Alumni Clubs
Revenues	$41,047	$38,406
Adjusted EBITDA	7,548	6,401

Other
Revenues	$5,356	$1,614
Adjusted EBITDA	(13,716)	(10,780)

Elimination of intersegment revenues and segment reporting adjustments	$(3,319)	$(2,040)

Total
Revenues	$202,072	$165,723
Adjusted EBITDA	38,856	31,995

	As of
Total Assets	March 24, 2015	December 30, 2014
Golf and Country Clubs	$1,514,307	$1,483,856
Business, Sports and Alumni Clubs	90,096	92,525
Other	480,076	488,690
Consolidated	$2,084,479	$2,065,071

The following table presents revenue by product type for the twelve weeks ended March 24, 2015 and March 25, 2014:

	March 24, 2015	March 25, 2014
Revenues by Type
Dues	$108,004	$87,496
Food and beverage	48,749	42,306
Golf	24,874	20,746
Other	20,445	15,175
Total	$202,072	$165,723

The table below provides a reconciliation of our net loss to Adjusted EBITDA for the twelve weeks ended March 24, 2015 and March 25, 2014:

	March 24, 2015	March 25, 2014
Net loss	$(4,276)	$(3,788)
Interest expense	16,131	15,726
Income tax benefit	(4,916)	(864)
Interest and investment income	(84)	(82)
Depreciation and amortization	22,813	16,446
EBITDA	$29,668	$27,438
Impairments, disposition of assets and income (loss) from discontinued operations and divested clubs (1)	3,270	2,006
Non-cash adjustments (2)	463	462
Other adjustments (3)	2,511	196
Equity-based compensation expense (4)	1,102	832
Acquisition adjustment (5)	1,842	1,061
Adjusted EBITDA	$38,856	$31,995
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets, loss on disposals of assets (including property and equipment disposed of in connection with renovations) and net loss or income from discontinued operations and divested clubs that do not qualify as discontinued operations.

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

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of March 24, 2015, we had capital commitments of $17.4 million at certain of our clubs.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, plus penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican administrative and judicial channels. As of March 24, 2015, we have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary, which we protested with the Mexican taxing authorities through the appropriate administrative channel. We recorded a liability in 2014 related to an unrecognized tax benefit for $5.8 million, exclusive of penalties and interest. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

We are currently under audit by state income tax authorities. No assessments have been received for our state income tax audits and no unrecognized tax benefits have been recorded related to these tax positions.

We are currently undergoing audits related to unclaimed property. We believe the potential for a liability related to the outcome of these audits is probable and we have estimated and recorded an immaterial amount within accrued expenses on the consolidated condensed balance sheet as of March 24, 2015.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At March 24, 2015, we have an immaterial amount recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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
Presented below is basic and diluted EPS for the twelve weeks ended March 24, 2015 and March 25, 2014 (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 24, 2015		March 25, 2014
	Basic	Diluted	Basic	Diluted
Loss from continuing operations attributable to ClubCorp	$(4,221)	$(4,221)	$(3,726)	$(3,726)
Weighted-average shares outstanding	64,255	64,255	63,762	63,762
Effect of dilutive equity-based awards	—	—	—	—
Total Shares	64,255	64,255	63,762	63,762
Loss from continuing operations attributable to ClubCorp per share	$(0.07)	$(0.07)	$(0.06)	$(0.06)
For the twelve weeks ended March 24, 2015 and March 25, 2014 there are 0.2 million and 0.4 million potential common shares excluded from the calculation of diluted EPS because the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. Certain of our outstanding restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Restricted stock shares which have rights to receive dividends that are not subject to the risk of forfeiture are considered participating securities.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2014
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014

Fiscal Year 2015
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015

15. RELATED PARTY TRANSACTIONS

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees are payable under such agreement, however we have agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually. The expense associated with this agreement was not material for the twelve weeks ended March 24, 2015 and March 25, 2014.

Effective May 1, 2013, we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain international golf-related consulting services in exchange for an annual fee of $0.1 million. The revenue associated with this contract was immaterial during the twelve weeks ended March 24, 2015 and March 25, 2014.

As of March 24, 2015, we had receivables of $0.2 million and payables of $0.7 million and as of December 30, 2014, we had receivables of $0.2 million and payables of $0.7 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.1 million in the twelve weeks ended March 24, 2015 and March 25, 2014, respectively, in management fees from these ventures. As of March 24, 2015 and December 30, 2014, we had a receivable of $3.3 million and $2.3 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. During the twelve weeks ended March 24, 2015 and March 25, 2014 the revenue associated with these arrangements was not material.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the twelve weeks ended March 24, 2015 and March 25, 2014, royalty payments received in connection with these arrangements were not material.

16. SUBSEQUENT EVENTS

On March 20, 2015, our board of directors declared a cash dividend of $8.4 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on April 2, 2015. This dividend was paid on April 15, 2015.

Subsequent to the twelve weeks ended March 24, 2015, on April 7, 2015, we acquired a multi-club portfolio of six golf and country clubs for a combined purchase price of $43.8 million. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were issued. This acquisition included four private clubs, one semi-private club and one public golf course, which consist of:

Golf and Country Clubs	Type of Club	Market	State	Golf Holes
Bermuda Run Country Club	Private Country Club	Charlotte	NC	36
Brookfield Country Club	Private Country Club	Atlanta	GA	18
Firethorne Country Club	Private Country Club	Charlotte	NC	18
Temple Hills Country Club	Private Country Club	Nashville	TN	27
Ford's Colony Country Club	Semi-Private Golf Club	Richmond	VA	54
Legacy Golf Club at Lakewood Ranch	Public Golf	Bradenton	FL	18

Subsequent to the twelve weeks ended March 24, 2015, on April 7, 2015, we borrowed $41.0 million on the revolving credit facility. See Note 9.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated condensed financial statements and related notes included in “Item 1. Financial Statements” of this quarterly report and in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 30, 2014 contained in our annual report on Form 10-K (“2014 Annual Report”).

Forward-Looking Statements

All statements (other than statements of historical facts) in this quarterly report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “intend”, “will”, “estimate”, “anticipate”, “believe”, “predict”, “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

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

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness could cause our debt service obligations to increase significantly;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions;

•	complications integrating acquired businesses and properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	risks related to tax examinations by the IRS;

•	cancellation of indebtedness income resulting from cancellation of certain indebtedness;

•	the substantial ownership of our equity by the selling stockholder;

•	future sales of our common stock could cause the market price to decline;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	our stock price may change significantly;

•	our ability to declare and pay dividends;

•	securities analysts could publish information that negatively impacts our stock price and trading volume;

•	anti-takeover provisions could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities;

•	as a “controlled company,” we rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies;

•	“emerging growth company” status as defined in the JOBS Act may impact attractiveness of our common stock to investors; and

•	other factors described herein and in our 2014 Annual Report filed with the Securities and Exchange Commission (“SEC”).

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this quarterly report on Form 10-Q. These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. We do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require us to do so.

ClubCorp Formation

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations” and, together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs.
As a result of the ClubCorp Formation in November 2010, our taxpayer status has changed due to taxable gains and certain tax attribute reductions triggered by the ClubCorp Formation that utilized our net operating loss carryforwards.

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of March 24, 2015, our portfolio of 203 owned or operated clubs, with over 180,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 142 golf and country clubs and manage 12 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 118 of our 154 golf and country clubs. Our golf and country clubs include 128 private country clubs, 16 semi-private clubs and ten public golf courses. Our business, sports and alumni clubs include 29 business clubs, 11 business and sports clubs, seven alumni clubs, and two sports clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club's amenities. One such program is O.N.E., an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. Excluding memberships acquired with the Sequoia Golf acquisition, as of March 24, 2015, approximately 47% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 46% of memberships that were enrolled in one or more of our upgrade programs as of December 30, 2014. Including memberships acquired with the Sequoia Golf acquisition, as of March 24, 2015, approximately 44% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 39% of memberships that were enrolled in one or more of our upgrade programs as of December 30, 2014. As of March 24, 2015, 128 of our clubs, including those acquired with the Sequoia Golf acquisition, offered O.N.E., compared to 89 as of December 30, 2014.

The following tables present our membership counts for same store and new or acquired clubs at the end of the periods indicated. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs at each point in time, are denoted by “NM”.

	March 24, 2015	December 30, 2014	Change	% Change
Golf and Country Clubs
Same store clubs, excluding managed clubs (1)	85,009	84,884	125	0.1%
Managed same store clubs (1)	963	966	(3)	(0.3)%
New or acquired clubs, excluding managed clubs (2)	27,865	26,574	1,291	NM
Newly added managed clubs (3)	3,435	3,441	(6)	NM
Total Golf and Country Clubs	117,272	115,865	1,407	1.2%
Business, Sports and Alumni Clubs
Same store clubs, excluding managed clubs (1)	54,854	55,064	(210)	(0.4)%
Managed same store clubs (1)	6,082	6,236	(154)	(2.5)%
New or acquired clubs, excluding managed clubs (2)	1,873	1,651	222	NM
Newly added managed clubs (3)	—	—	—	NM
Total Business, Sports and Alumni Clubs (4)	62,809	62,951	(142)	(0.2)%
Total
Same store clubs, excluding managed clubs (1)	139,863	139,948	(85)	(0.1)%
Managed same store clubs (1)	7,045	7,202	(157)	(2.2)%
New or acquired clubs, excluding managed clubs (2)	29,738	28,225	1,513	NM
Newly added managed clubs (3)	3,435	3,441	(6)	NM
Total memberships at end of period (4)	180,081	178,816	1,265	0.7%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis”. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or acquired clubs, excluding managed clubs, include those clubs that we are operating currently which were acquired or opened in the twelve weeks ended March 24, 2015 and fiscal year 2014 consisting of: The Clubs of Prestonwood, TPC Michigan, TPC Piper Glen, Baylor Club, Oro Valley Country Club, Ravinia Green Country Club,

Rolling Green Country Club and 30 owned golf and country clubs, three leased golf and country clubs and one leased sports club acquired through the Sequoia Golf acquisition.

(3)
Newly added managed clubs include those clubs that we are operating currently which were added under management agreements in the twelve weeks ended March 24, 2015 and fiscal year 2014 consisting of: River Run Golf & Country Club, Sequoyah National Golf Club and eight managed golf and country clubs acquired through the Sequoia Golf acquisition.

(4)	Does not include certain international club memberships.

	March 25, 2014	December 31, 2013	Change	% Change
Golf and Country Clubs
Same store clubs, excluding managed clubs (1)	81,762	81,569	193	0.2%
Managed same store clubs (1)	908	910	(2)	(0.2)%
New or acquired clubs, excluding managed clubs (2)	3,213	1,959	1,254	NM
Newly added managed clubs (3)	—	—	—	NM
Total Golf and Country Clubs	85,883	84,438	1,445	1.7%
Business, Sports and Alumni Clubs
Same store clubs, excluding managed clubs (1)	54,689	54,733	(44)	(0.1)%
Managed same store clubs (1)	6,631	6,672	(41)	(0.6)%
New or acquired clubs, excluding managed clubs (2)	—	—	—	NM
Newly added managed clubs (3)	—	—	—	NM
Total Business, Sports and Alumni Clubs (4)	61,320	61,405	(85)	(0.1)%
Total
Same store clubs, excluding managed clubs (1)	136,451	136,302	149	0.1%
Managed same store clubs (1)	7,539	7,582	(43)	(0.6)%
New or acquired clubs, excluding managed clubs (2)	3,213	1,959	1,254	NM
Newly added managed clubs (3)	—	—	—	NM
Total memberships at end of period (4)	147,203	145,843	1,360	0.9%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis”. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or acquired clubs, excluding managed clubs, include those clubs that we are operating currently which were acquired or opened in fiscal years 2014 and 2013 consisting of: Oak Tree Country Club, Cherry Valley Country Club, Chantilly National Golf and Country Club, The Clubs of Prestonwood, TPC Michigan, TPC Piper Glen, Baylor Club, Oro Valley Country Club and 30 owned golf and country clubs, three leased golf and country clubs and one leased sports club acquired through the Sequoia Golf acquisition.

(3)
Newly added managed clubs include those clubs that we are operating currently which were added under management agreements in fiscal years 2014 and 2013 consisting of: River Run Golf & Country Club, Sequoyah National Golf Club and eight managed golf and country clubs acquired through the Sequoia Golf acquisition.

(4)	Does not include certain international club memberships.

Seasonality of Demand and Fluctuations in Quarterly Results

The first, second and third fiscal quarters each consist of twelve weeks, whereas, the fourth quarter consists of sixteen or seventeen weeks of operations. Our business clubs typically generate a greater share of their yearly revenues in the fourth fiscal quarter, which includes the holiday and year-end party season. Usage of our golf and country club facilities typically declines significantly during the first and fourth fiscal quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth fiscal quarters of each year and have lower revenues and cash flows in the first quarter. The timing of purchases, sales, leasing of facilities or divestitures, has caused and may cause our results of operations to vary significantly in otherwise comparable periods. To clarify variations caused by newly acquired or divested operations, we employ a same store analysis for year-over-year comparability purposes. See “Basis of Presentation—Same Store Analysis”.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 31, 2013	81	15	3	6	105	1	43	4	1	49
First Quarter 2014 (1)	2	—	—	—	2	—	—	1	—	1
Second Quarter 2014 (2)	2	—	—	—	2	—	1	—	—	1
Third Quarter 2014 (3)	—	—	(1)	—	(1)	—	(1)	—	—	(1)
Fourth Quarter 2014 (4)	31	3	15	—	49	—	1	(1)	—	—
December 30, 2014	116	18	17	6	157	1	44	4	1	50
First Quarter 2015 (5)	2	—	(5)	—	(3)	—	—	(1)	—	(1)
March 24, 2015	118	18	12	6	154	1	44	3	1	49
 _______________________

(1)
In March 2014, we purchased The Clubs of Prestonwood, a private country club which features two properties: The Creek in Dallas, Texas and The Hills in nearby Plano, Texas and we began managing and operating Paragon Club of Hefei, a private business club in China.

(2)
In April 2014, we purchased TPC Michigan, a semi-private country club located in Dearborn, Michigan and TPC Piper Glen, a private country club located in Charlotte, North Carolina. In April, 2014, we also finalized the lease and management rights to the Baylor Club, an alumni club located within the new Baylor University football stadium in Waco, Texas.

(3)
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

(4)
On September 30, 2014, ClubCorp completed the acquisition of Sequoia Golf which included 30 owned golf and country clubs, three leased golf and country clubs, 16 managed golf and country clubs and one leased sports club. Subsequent to September 30, 2014, three management deals acquired with the Sequoia Golf acquisition were terminated.

In October 2014, we entered into management agreements with River Run Golf & Country Club, a private golf club in Davidson, North Carolina and Sequoyah National Golf Club, a semi-private golf club in Whittier, North Carolina. In December 2014, we purchased Oro Valley Country Club, a private country club located in Oro Valley, Arizona. Additionally, in December 2014, the management agreement with Paragon Club of Hefei, a business club located in Hefei, China was terminated.

(5)
In January, 2015, we purchased Ravinia Green Country Club, a private golf club in Riverwoods, Illinois and Rolling Green Country Club, a private golf club in Arlington Heights, Illinois. During the twelve weeks ended March 24, 2015, the management agreement with Shoreby Club, a business and sports club located in Bratenahl, Ohio, was terminated. Additionally, during the twelve weeks ended March 24, 2015, certain management agreements acquired with the Sequoia Golf acquisition covering five golf and country club managed properties were terminated.

Subsequent to March 24, 2015, on April 7, 2015, we acquired a multi-club portfolio of six golf and country clubs for a combined purchase price of $43.8 million. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were issued. This acquisition included four private clubs, one semi-private club and one public golf course, which consist of:

Golf and Country Clubs	Type of Club	Market	State	Golf Holes
Bermuda Run Country Club	Private Country Club	Charlotte	NC	36
Brookfield Country Club	Private Country Club	Atlanta	GA	18
Firethorne Country Club	Private Country Club	Charlotte	NC	18
Temple Hills Country Club	Private Country Club	Nashville	TN	27
Ford's Colony Country Club	Semi-Private Golf Club	Richmond	VA	54
Legacy Golf Club at Lakewood Ranch	Public Golf	Bradenton	FL	18

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our 2014 Annual Report filed with the SEC on March 12, 2015.

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA (“Adjusted EBITDA”) is a key financial measure used by our management to (1) internally measure our operating performance, (2) evaluate segment performance and allocate resources and (3) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. We believe that the presentation of Adjusted EBITDA is appropriate as it provides additional information to investors about our performance and investors and lenders have historically used EBITDA-related measures. Additionally, certain financial covenants under the credit agreement governing the Secured Credit Facilities utilize Adjusted EBITDA, after a pro forma adjustment to give effect to current period acquisitions as though they had been consummated on the first day of the period presented.
EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL and the acquisition of Sequoia Golf on September 30, 2014. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial and non-financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the four quarters ended March 24, 2015 as though they had been consummated on the first day of the second quarter of fiscal year 2014 and includes certain expected cost savings.

The following table provides a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Four Quarters Ended
	March 24, 2015	March 25, 2014	March 24, 2015 (7)
	(dollars in thousands)
Net (loss) income	$(4,276)	$(3,788)	$12,841
Interest expense	16,131	15,726	65,614
Income tax benefit	(4,916)	(864)	(45,521)
Interest and investment income	(84)	(82)	(2,587)
Depreciation and amortization	22,813	16,446	87,159
EBITDA	$29,668	$27,438	$117,506
Impairments, disposition of assets and income (loss) from discontinued operations and divested clubs (1)	3,270	2,006	13,716
Loss on extinguishment of debt (2)	—	—	31,498
Non-cash adjustments (3)	463	462	2,008
Other adjustments (4)	2,511	196	27,630
Equity-based compensation expense (5)	1,102	832	4,573
Acquisition adjustment (6)	1,842	1,061	6,425
Adjusted EBITDA	$38,856	$31,995	$203,356
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets, loss on disposals of assets (including property and equipment disposed of in connection with renovations) and net loss or income from discontinued operations and divested clubs that do not qualify as discontinued operations.

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

(7)	The four quarters ended March 24, 2015 includes fifty-two weeks.

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended
	March 24, 2015	% of Revenue	March 25, 2014	% of Revenue
	(dollars in thousands, except per share amounts)
Revenues:
Club operations	$152,449	75.4%	$122,817	74.1%
Food and beverage	48,749	24.1%	42,306	25.5%
Other revenues	874	0.4%	600	0.4%
Total revenues	202,072		165,723

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	136,645	67.6%	110,986	67.0%
Cost of food and beverage sales exclusive of depreciation	17,002	8.4%	14,480	8.7%
Depreciation and amortization	22,813	11.3%	16,446	9.9%
Provision for doubtful accounts	59	—%	(236)	(0.1)%
Loss on disposals of assets	3,220	1.6%	2,069	1.2%
Impairment of assets	56	—%	—	—%
Equity in loss (earnings) from unconsolidated ventures	32	—%	(510)	(0.3)%
Selling, general and administrative	15,389	7.6%	11,496	6.9%
Operating income	6,856	3.4%	10,992	6.6%

Interest and investment income	84	—%	82	—%
Interest expense	(16,131)	(8.0)%	(15,726)	(9.5)%
Loss from continuing operations before income taxes	(9,191)	(4.5)%	(4,652)	(2.8)%
Income tax benefit	4,916	2.4%	864	0.5%
Loss from continuing operations	(4,275)	(2.1)%	(3,788)	(2.3)%
Loss from discontinued clubs, net of income tax benefit	(1)	—%	—	—%
NET LOSS	(4,276)	(2.1)%	(3,788)	(2.3)%
Net loss attributable to noncontrolling interests	54	—%	62	—%
Net loss attributable to ClubCorp	$(4,222)	(2.1)%	$(3,726)	(2.2)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,255		63,762
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,255		63,762

EARNINGS (LOSS) PER COMMON SHARE, BASIC:
Loss from continuing operations attributable to ClubCorp	$(0.07)		$(0.06)
Loss from discontinued clubs attributable to ClubCorp	$—		$—
Net loss attributable to ClubCorp	$(0.07)		$(0.06)

EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Loss from continuing operations attributable to ClubCorp	$(0.07)		$(0.06)
Loss from discontinued clubs attributable to ClubCorp	$—		$—
Net loss attributable to ClubCorp	$(0.07)		$(0.06)

Comparison of the Twelve Weeks Ended March 24, 2015 and March 25, 2014

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended March 24, 2015 and March 25, 2014.

	Twelve Weeks Ended
	March 24, 2015	March 25, 2014	Change	% Change
	(dollars in thousands)
Total revenues	$202,072	$165,723	$36,349	21.9%
Club operating costs and expenses exclusive of depreciation (1)	153,706	125,230	28,476	22.7%
Depreciation and amortization	22,813	16,446	6,367	38.7%
Loss on disposals of assets	3,220	2,069	1,151	55.6%
Impairment of assets	56	—	56	100.0%
Equity in loss (earnings) from unconsolidated ventures	32	(510)	542	106.3%
Selling, general and administrative	15,389	11,496	3,893	33.9%
Operating income	6,856	10,992	(4,136)	(37.6)%
Interest and investment income	84	82	2	2.4%
Interest expense	(16,131)	(15,726)	(405)	(2.6)%
Loss from continuing operations before income taxes	(9,191)	(4,652)	(4,539)	(97.6)%
Income tax benefit	4,916	864	4,052	469.0%
Loss from continuing operations	$(4,275)	$(3,788)	$(487)	(12.9)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $202.1 million for the twelve weeks ended March 24, 2015 increased $36.3 million, or 21.9%, over the twelve weeks ended March 25, 2014, largely due to $32.6 million of revenue attributable to club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Same store golf and country club revenue increased by $3.0 million driven by increases in same store dues and food and beverage revenue which were offset by decreases in golf operations. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $1.6 million primarily due to increases in same store dues, food and beverage revenue and other revenue. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”.

Club operating costs and expenses totaling $153.7 million for the twelve weeks ended March 24, 2015 increased $28.5 million, or 22.7%, compared to the twelve weeks ended March 25, 2014. The increase is largely due to $29.0 million of club operating costs and expenses from club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Excluding the properties added, club operating costs decreased $0.5 million, or 0.4%.

Depreciation and amortization expense increased $6.4 million, or 38.7%, during the twelve weeks ended March 24, 2015 compared to the twelve weeks ended March 25, 2014. Depreciation expense increased $5.8 million due to our increased fixed asset balances primarily related to club acquisitions, including Sequoia Golf, along with reinvention and expansion capital spend. Amortization expense increased $0.6 million due primarily to increased amortization from intangible assets recognized with the Sequoia Golf acquisition.

Loss on disposal of assets for the twelve weeks ended March 24, 2015 and March 25, 2014 of $3.2 million and $2.1 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with renovations.

Selling, general and administrative expenses of $15.4 million for the twelve weeks ended March 24, 2015 increased $3.9 million, or 33.9%, compared the twelve weeks ended March 25, 2014. The major components of selling, general and administrative expenses are shown in the table below.

	Twelve Weeks Ended
Components of selling, general and administrative expense (1)	March 24, 2015	March 25, 2014	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$14,481	$10,808	$3,673	34.0%
Capital structure costs	132	96	36	37.5%
Equity-based compensation	776	592	184	31.1%
Selling, general and administrative	$15,389	$11,496	$3,893	33.9%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $14.5 million for the twelve weeks ended March 24, 2015, an increase of $3.7 million, or 34.0%, compared to the twelve weeks ended March 25, 2014. Professional and consulting fees increased $1.3 million largely due to increases in expenses associated with readiness efforts for Section 404(b) of the Sarbanes-Oxley Act and related centralization of administrative processes. We recognized a $1.3 million increase in payroll expense primarily related to the Sequoia Golf acquisition. Other expenses increased $0.9 million largely due to incremental support and integration costs related to recent acquisitions, including Sequoia Golf.

Interest expense totaled $16.1 million and $15.7 million for the twelve weeks ended March 24, 2015 and March 25, 2014, respectively. During our second fiscal quarter in 2014, on May 11, 2014, the outstanding balance of 10% Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.5% during the twelve weeks ended March 24, 2015. Additionally, we increased the term loan facility by $250.0 million on September 30, 2014 to fund the Sequoia Golf acquisition. The $0.4 million increase of interest expense is primarily comprised of a $6.7 million increase in interest on the term loan facility due to the increases to the principal balance during fiscal year 2014 offset by a $6.2 million reduction due to the redemption of the Senior Notes during fiscal year 2014.

Income tax benefit for the twelve weeks ended March 24, 2015 increased $4.1 million compared to the twelve weeks ended March 25, 2014, and the effective tax rates were 53.5% and 18.6% for the twelve weeks ended March 24, 2015 and March 25, 2014, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended March 24, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences, while for the twelve weeks ended March 25, 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax benefits and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the twelve weeks ended March 24, 2015 and March 25, 2014:

	Twelve Weeks Ended
Consolidated Summary	March 24, 2015	March 25, 2014	Change	% Change
	(dollars in thousands)
Total Revenue	$202,072	$165,723	$36,349	21.9%

Adjusted EBITDA:
Golf and Country Clubs	$45,024	$36,374	$8,650	23.8%
Business, Sports and Alumni Clubs	7,548	6,401	1,147	17.9%
Other	(13,716)	(10,780)	(2,936)	(27.2)%
Total Adjusted EBITDA (1)	$38,856	$31,995	$6,861	21.4%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended March 24, 2015 and March 25, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	March 24, 2015	March 25, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$71,273	$68,468	$2,805	4.1%
Food and Beverage	25,036	24,550	486	2.0%
Golf Operations	23,735	24,089	(354)	(1.5)%
Other	10,353	10,301	52	0.5%
Revenue	$130,397	$127,408	$2,989	2.3%
Adjusted EBITDA	$39,137	$36,459	$2,678	7.3%
Adjusted EBITDA Margin	30.0%	28.6%	140 bps	4.9%

New or Acquired Clubs
Revenue
Dues	$16,600	$196	$16,404	NM
Food and Beverage	4,857	90	4,767	NM
Golf Operations	4,869	46	4,823	NM
Other	2,265	3	2,262	NM
Revenue	$28,591	$335	$28,256	NM
Adjusted EBITDA	$5,887	$(85)	$5,972	NM

Total Golf and Country Clubs
Revenue	$158,988	$127,743	$31,245	24.5%
Adjusted EBITDA	$45,024	$36,374	$8,650	23.8%
Adjusted EBITDA Margin	28.3%	28.5%	(20) bps	(0.7)%

Same store memberships, excluding managed club memberships	85,009	83,975	1,034	1.2%
Same store average membership, excluding managed club memberships (1)	84,947	83,752	1,195	1.4%
Dues per average same store membership, excluding managed club memberships (2)	$839	$818	$21	2.6%
Revenue per average same store membership, excluding managed club memberships (2)	$1,535	$1,521	$14	0.9%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenue for same store golf and country clubs increased $3.0 million, or 2.3%, for the twelve weeks ended March 24, 2015 compared to the twelve weeks ended March 25, 2014 due primarily to increases in dues and food and beverage revenue offset by a decrease in golf operations revenue. Dues revenue increased $2.8 million, or 4.1%, due to a rate increase in dues per same store average membership, an increase in the number of memberships and greater participation in the O.N.E. program. Food and beverage revenue increased $0.5 million, or 2.0%, primarily due to a 5.0% increase in a la carte revenue.

Golf operations revenue decreased $0.4 million, or 1.5%, due primarily to lower cart fees and retail sales resulting from inclement weather leading to fewer golf rounds.

Adjusted EBITDA for same store golf and country clubs increased $2.7 million, or 7.3%, for the twelve weeks ended March 24, 2015 compared to the twelve weeks ended March 25, 2014, largely due to the increase in higher margin dues revenue combined with well controlled operating expenses. As a result, same store Adjusted EBITDA margin for the twelve weeks ended March 24, 2015 increased 140 basis points over the twelve weeks ended March 25, 2014.

New or acquired clubs includes the results, from the date of acquisition, for all clubs acquired or opened in the twelve weeks ended March 24, 2015 and fiscal year 2014, including our acquisition of Sequoia Golf on September 30, 2014. New and acquired clubs contributed revenues of $28.6 million and Adjusted EBITDA of $5.9 million during the twelve weeks ended March 24, 2015, which was largely related to Sequoia Golf.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended March 24, 2015 and March 25, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	March 24, 2015	March 25, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$18,670	$17,885	$785	4.4%
Food and Beverage	18,685	18,056	629	3.5%
Other	2,670	2,463	207	8.4%
Revenue	$40,025	$38,404	$1,621	4.2%
Adjusted EBITDA	$7,406	$6,417	$989	15.4%
Adjusted EBITDA Margin	18.5%	16.7%	180 bps	10.8%

New or Acquired Clubs
Revenue	$1,022	$2	$1,020	NM
Adjusted EBITDA	$142	$(16)	$158	NM

Total Business, Sports and Alumni Clubs
Revenue	$41,047	$38,406	$2,641	6.9%
Adjusted EBITDA	7,548	6,401	$1,147	17.9%
Adjusted EBITDA Margin	18.4%	16.7%	170 bps	10.2%

Same store memberships, excluding managed club memberships	54,854	54,689	165	0.3%
Same store average membership, excluding managed club memberships (1)	54,959	54,711	248	0.5%
Dues per average same store membership, excluding managed club memberships (2)	$340	$327	$13	4.0%
Revenue per average same store membership, excluding managed club memberships (2)	$728	$702	$26	3.7%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenues for same store business, sports and alumni clubs increased $1.6 million, or 4.2%, for the twelve weeks ended March 24, 2015 compared to the twelve weeks ended March 25, 2014 due to increases in dues and food and beverage revenue. Dues revenue increased $0.8 million, or 4.4%, due primarily to a rate increase in dues per same store average membership. Food and beverage revenue increased $0.6 million, or 3.5%, primarily due to a 6.3% increase in private party revenue driven by increased spend in corporate private events.

Adjusted EBITDA for same store business, sports and alumni clubs increased $1.0 million, or 15.4%, for the twelve weeks ended March 24, 2015 compared to the twelve weeks ended March 25, 2014, primarily due to higher margin dues revenue and increases in food and beverage revenue. Same store Adjusted EBITDA margin for the twelve weeks ended March 24, 2015 increased 180 basis points compared to the twelve weeks ended March 25, 2014.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended March 24, 2015 and March 25, 2014.

	Twelve Weeks Ended
Other	March 24, 2015	March 25, 2014	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(13,716)	$(10,780)	$(2,936)	(27.2)%

Other Adjusted EBITDA decreased $2.9 million, or 27.2%, for the twelve weeks ended March 24, 2015 compared to the twelve weeks ended March 25, 2014 largely due to $1.4 million increase in expense related to the infrastructure to support Sequoia Golf, which was acquired on September 30, 2014, and a $0.7 million increase in our insurance expense resulting from higher claims. The remaining increase is largely related to increases in payroll and legal and professional fees.

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

We anticipate that cash flows from operations will be our primary source of cash over the next twelve months. We believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, planned capital expenditures, debt service obligations and payment of a quarterly cash dividend on our common stock of $0.13 per share, or an indicated annual dividend of $0.52 per share. The payment of such quarterly dividends will be at the discretion of our Board of Directors. We plan to use excess cash reserves, the revolving credit facility, debt proceeds, equity proceeds, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of March 24, 2015, cash and cash equivalents totaled $72.5 million and we had $102.8 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $175.3 million. Subsequent to the twelve weeks ended March 24, 2015, on April 7, 2015, we borrowed $41.0 million on the revolving credit facility. As of April 23, 2015, we had $61.8 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $40.5 million and $29.5 million for the twelve weeks ended March 24, 2015 and March 25, 2014, respectively. The $11.0 million increase in operating cash flows is due largely to an increase in earnings of $1.2 million, excluding income taxes and the $5.8 million increase in depreciation expense which do not impact operating cash flows, combined with the impact of changes in working capital during the normal course of business.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $35.1 million and $23.3 million for the twelve weeks ended March 24, 2015 and March 25, 2014, respectively. The $11.8 million increase in cash used for investing activities is largely due to the $8.4 million increase in capital spent to maintain, renovate and reinvent our existing properties and a $4.3 million increase in cash used for the acquisition of clubs.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $7.9 million for the twelve weeks ended March 24, 2015 while cash flows provided by financing activities totaled $0.1 million for the twelve weeks ended March 25, 2014. During the twelve weeks ended March 24, 2015 and March 25, 2014, we borrowed $6.0 million and $11.2 million, respectively, under our revolving credit facility. We made scheduled debt repayments of $4.0 million during the twelve weeks ended March 24, 2015, which was a $0.9 million increase from the $3.1 million scheduled debt repayments made during the twelve weeks ended March 25, 2014. Additionally, during the twelve weeks ended March 24, 2015, we paid $0.8 million more in dividends to our common stockholders due primarily to the increase in our dividend from $0.12 to $0.13 per share of common stock.

Total cash and cash equivalents decreased by $2.5 million during the twelve weeks ended March 24, 2015 and increased by $6.3 million during the twelve weeks ended March 25, 2014.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties. For the twelve weeks ended March 24, 2015 and March 25, 2014, we spent approximately $9.6 million and $4.7 million, respectively, in capitalized costs to maintain our existing properties. During the remainder of fiscal year 2015, we anticipate spending approximately $38.0 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding, including acquisitions, totaled approximately $26.5 million and $18.6 million for the twelve weeks ended March 24, 2015 and March 25, 2014, respectively. We anticipate spending approximately $37.0 million on reinvention and expansion projects during the remainder of fiscal year 2015, excluding any potential future acquisitions.

Future discretionary capital spending amounts are subject to change if additional acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of other factors, including but not limited to those described in Item 1A. Risk Factors of our 2014 Annual Report filed with the SEC on March 12, 2015.

Subsequent to March 24, 2015, on April 7, 2015, we acquired a multi-club portfolio of six golf and country clubs for a combined purchase price of $43.8 million which was funded through existing liquidity. We anticipate spending more than $5.0 million in reinvention project capital at these properties during the remainder of fiscal year 2015.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013 and 2014. As of April 23, 2015, the Secured Credit Facilities, were comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $61.8 million available for borrowing after deducting $26.2 million of standby letters of credit and $47.0 million of borrowings outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00.

As of April 23, 2015, the interest rate on the term loan facility was a variable rate calculated as the higher of (i) 4.5% or (ii) an elected LIBOR plus a margin of 3.5% and the maturity date of the term loan facility is July 24, 2020.

As of April 23, 2015, all revolving credit commitments are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

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

As of March 24, 2015, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Senior Secured Leverage Ratio, as defined in the credit agreement governing the Secured Credit Facilities, on a rolling four quarter basis through March 24, 2015:

	Four Quarters Ended
	March 24, 2015
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$222,268
Pro Forma Consolidated Senior Secured Debt (2)	$949,095
Senior Secured Leverage Ratio	4.27	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended March 24, 2015:

Four Quarters Ended
March 24, 2015
(in thousands)
Adjusted EBITDA (a)	$203,356
Pro forma adjustment - acquisitions (b)	18,912
Pro Forma Adjusted EBITDA	$222,268

(a)	See ‘‘Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

(b)
The pro forma adjustment gives effect to all acquisitions in the four quarters ended March 24, 2015 as though they had been consummated on the first day of the second quarter of fiscal year 2014 and includes certain expected cost savings.

(2)	The reconciliation of total debt to Pro Forma Consolidated Senior Secured Debt is as follows:

As of March 24, 2015
(in thousands)
Long-term debt (net of current portion and excluding loan discount)	$974,277
Current maturities of long-term debt	18,303
Outstanding letters of credit	26,233
Uncollateralized surety bonds	7,073
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(64,954)
Pro Forma Consolidated Senior Secured Debt	$949,095
_______________________

(a)
Represents an adjustment reducing total debt by the lesser of Operations' unrestricted cash or $85.0 million. Adjustment includes a $7.5 million pro forma reduction to Operations’ unrestricted cash which reflects the cash interest which would have been paid during the four quarters ended March 24, 2015 if the Sequoia Golf acquisition and the associated increase in the term loan balance had occurred on March 25, 2014.

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

The following table summarizes the components of our interest expense for the twelve weeks ended March 24, 2015:

Twelve Weeks Ended
March 24, 2015
(in thousands)
Interest expense related to:
Interest related to funded debt (1)	$10,285
Capital leases and other indebtedness (2)	402
Amortization of debt issuance costs and term loan discount	622
Notes payable related to certain Non-Core Development Entities	245
Accretion of discount on member deposits	4,577
Total Interest expense	$16,131
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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of March 24, 2015. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2014 Annual Report filed with the SEC on March 12, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of March 24, 2015, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) 4.5% “Floor” or (ii) an elected LIBOR plus a margin of 3.5%. Therefore, the term loan facility is effectively subject to a 4.5% Floor until LIBOR exceeds 1.0%. As of April 23, 2015, the three month LIBOR was 0.28%, which is below 1.0%, such that a hypothetical 0.5% increase in LIBOR would not result in an increase in interest expense.
As of March 24, 2015, Operations is party to an interest rate cap agreement which limits our interest rate exposure on the term loan facility. The agreement is on a notional amount of $200.0 million, limits our exposure on the elected LIBOR rate to 1.0% and expires in May 2015.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and one business club in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 2.0% of our consolidated revenues and expenses, respectively, for the twelve weeks ended March 24, 2015.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the twelve weeks ended March 24, 2015 totaled approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Included in this quarterly report on Form 10-Q are certifications of our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of the Exchange Act) as of March 24, 2015. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 24, 2015.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 24, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2014 Annual Report filed with the SEC on March 12, 2015, which is accessible on the SEC's website at www.sec.gov.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table contains information about our purchases of equity securities registered under Section 12(b) of the Exchange Act during the twelve weeks ended March 24, 2015.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2014 - January 27, 2015	4,732	$17.14	—	—
January 28, 2015 - February 24, 2015	3,220	$17.80	—	—
February 25, 2015 - March 24, 2015	—	—	—	—
Total	7,952		—
______________________

(1)	Represents shares purchased from employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.

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

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
Fiscal Year 2014
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014

Fiscal Year 2015
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed below are incorporated herein by reference to prior SEC filings by Registrant or its affiliates or are included as exhibits in this quarterly report on Form 10-Q.

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

10.2	†
Form of Amended and Restated Performance Restricted Stock Unit Agreement for awards granted on February 7, 2014 under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.28 on Form 10-K filed by ClubCorp Holdings, Inc. on March 12, 2015)

11		Statement of Computation of Per Share Earnings (Included in Part I, Item 1: “Financial Statements” of this quarterly report on Form 10-Q.)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101
The following information from the Company's quarterly report on Form 10-Q for the quarter ended March 24, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations and comprehensive loss for the twelve weeks ended March 24, 2015 and March 25, 2014; (ii) Consolidated condensed balance sheets as of March 24, 2015 and March 25, 2014; (iii) Consolidated condensed statements of cash flows for the twelve weeks ended March 24, 2015 and March 25, 2014; (iv) Consolidated condensed statements of changes in equity for the twelve weeks ended March 24, 2015 and March 25, 2014 and (v) Notes to the consolidated condensed financial statements.

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

Date:	April 30, 2015	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)