Form 10-Q
period 2015-06-16
ClubCorp Holdings, Inc.
filed 2015-07-23
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 16, 2015.

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

As of July 17, 2015, the registrant had 64,743,668 shares of common stock outstanding, with a par value of $0.01.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Twelve and Twenty-Four Weeks Ended June 16, 2015 and June 17, 2014

(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2015	June 17, 2014	June 16, 2015	June 17, 2014
REVENUES:
Club operations	$184,812	$146,253	$337,261	$269,070
Food and beverage	77,934	64,055	126,683	106,361
Other revenues	1,001	1,110	1,875	1,710
Total revenues	263,747	211,418	465,819	377,141

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	169,587	133,444	306,232	244,430
Cost of food and beverage sales exclusive of depreciation	25,124	20,458	42,126	34,938
Depreciation and amortization	24,241	16,799	47,054	33,245
Provision for doubtful accounts	444	382	503	146
Loss on disposals of assets	6,502	2,534	9,722	4,603
Impairment of assets	1,014	895	1,070	895
Equity in loss (earnings) from unconsolidated ventures	423	(323)	455	(833)
Selling, general and administrative	19,232	15,688	34,621	27,184
OPERATING INCOME	17,180	21,541	24,036	32,533

Interest and investment income	1,595	87	1,679	169
Interest expense	(16,286)	(15,572)	(32,417)	(31,298)
Loss on extinguishment of debt	—	(31,498)	—	(31,498)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,489	(25,442)	(6,702)	(30,094)
INCOME TAX (EXPENSE) BENEFIT	(2,711)	7,966	2,205	8,830
LOSS FROM CONTINUING OPERATIONS	(222)	(17,476)	(4,497)	(21,264)
Loss from discontinued clubs, net of income tax (expense) benefit of $0 and ($2) for the twelve weeks ended June 16, 2015 and June 17, 2014, respectively, and $1 and $1 for the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively	(1)	(1)	(2)	(1)
NET LOSS	(223)	(17,477)	(4,499)	(21,265)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27	(136)	81	(74)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(196)	$(17,613)	$(4,418)	$(21,339)

NET LOSS	$(223)	$(17,477)	$(4,499)	$(21,265)
Foreign currency translation, net of tax	(664)	466	(1,267)	147
OTHER COMPREHENSIVE (LOSS) INCOME	(664)	466	(1,267)	147
COMPREHENSIVE LOSS	(887)	(17,011)	(5,766)	(21,118)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27	(136)	81	(74)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(860)	$(17,147)	$(5,685)	$(21,192)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,392	63,964	64,324	63,863
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,392	63,964	64,324	63,863

EARNINGS (LOSS) PER COMMON SHARE, BASIC:
Loss from continuing operations attributable to ClubCorp	$—	$(0.28)	$(0.07)	$(0.33)
Loss from discontinued clubs attributable to ClubCorp	$—	$—	$—	$—
Net loss attributable to ClubCorp	$—	$(0.28)	$(0.07)	$(0.33)

EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Loss from continuing operations attributable to ClubCorp	$—	$(0.28)	$(0.07)	$(0.33)
Loss from discontinued clubs attributable to ClubCorp	$—	$—	$—	$—
Net loss attributable to ClubCorp	$—	$(0.28)	$(0.07)	$(0.33)

Cash distributions declared per common share	$—	$—	$0.13	$0.12

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of June 16, 2015 and December 30, 2014

(In thousands of dollars, except share and per share amounts)

	June 16, 2015	December 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,388	$75,047
Receivables, net of allowances of $5,043 and $5,424 at June 16, 2015 and December 30, 2014, respectively	88,803	65,337
Inventories	25,431	20,931
Prepaids and other assets	20,088	15,776
Deferred tax assets, net	17,776	26,574
Total current assets	202,486	203,665
Investments	4,813	5,774
Property and equipment, net (includes $9,199 and $9,422 related to VIEs at June 16, 2015 and December 30, 2014, respectively)	1,534,891	1,474,763
Notes receivable, net of allowances of $752 and $704 at June 16, 2015 and December 30, 2014, respectively	5,869	8,262
Goodwill	312,811	312,811
Intangibles, net	33,551	34,960
Other assets	23,953	24,836
TOTAL ASSETS	$2,118,374	$2,065,071

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$16,446	$18,025
Membership initiation deposits - current portion	143,678	135,583
Accounts payable	41,606	31,948
Accrued expenses	36,028	44,424
Accrued taxes	17,813	21,903
Other liabilities	81,571	59,550
Total current liabilities	337,142	311,433
Long-term debt (includes $13,137 and $13,302 related to VIEs at June 16, 2015 and December 30, 2014, respectively)	1,018,542	965,187
Membership initiation deposits	203,945	203,062
Deferred tax liability, net	231,283	244,113
Other liabilities (includes $22,750 and $22,268 related to VIEs at June 16, 2015 and December 30, 2014, respectively)	119,624	120,417
Total liabilities	1,910,536	1,844,212
Commitments and contingencies (See Note 13)

EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 64,732,012 and 64,443,332 issued and outstanding at June 16, 2015 and December 30, 2014, respectively	647	644
Additional paid-in capital	286,819	293,006
Accumulated other comprehensive loss	(5,557)	(4,290)
Retained deficit	(83,861)	(79,443)
Total stockholders’ equity	198,048	209,917
Noncontrolling interests in consolidated subsidiaries and variable interest entities	9,790	10,942
Total equity	207,838	220,859
TOTAL LIABILITIES AND EQUITY	$2,118,374	$2,065,071

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twenty-Four Weeks Ended June 16, 2015 and June 17, 2014

(In thousands of dollars)

	Twenty-Four Weeks Ended
	June 16, 2015	June 17, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,499)	$(21,265)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	45,673	33,029
Amortization	1,381	216
Asset impairments	1,070	895
Bad debt expense	515	142
Equity in loss (earnings) from unconsolidated ventures	455	(833)
Gain on investment in unconsolidated ventures	(1,475)	—
Distribution from investment in unconsolidated ventures	1,980	1,844
Loss on disposals of assets	9,722	4,653
Debt issuance costs and amortization of term loan discount	2,657	5,189
Accretion of discount on member deposits	9,261	9,377
Amortization of above and below market rent intangibles	(169)	(140)
Equity-based compensation	2,215	2,088
Redemption premium payment included in loss on extinguishment of debt	—	27,452
Net change in deferred tax assets and liabilities	(4,032)	(11,105)
Net change in prepaid expenses and other assets	(8,305)	(6,573)
Net change in receivables and membership notes	(15,779)	15,781
Net change in accounts payable and accrued liabilities	3,140	(4,600)
Net change in other current liabilities	23,038	(7,529)
Net change in other long-term liabilities	(4,851)	2,260
Net cash provided by operating activities	61,997	50,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50,949)	(35,459)
Acquisition of clubs	(55,877)	(17,187)
Proceeds from dispositions	576	248
Net change in restricted cash and capital reserve funds	(14)	(337)
Return of capital in equity investments	—	29
Net cash used in investing activities	(106,264)	(52,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(7,626)	(275,566)
Proceeds from new debt borrowings, net of loan discount	—	348,250
Repayments of revolving credit facility borrowings	—	(11,200)
Proceeds from revolving credit facility borrowings	47,000	11,200
Redemption premium payment	—	(27,452)
Debt issuance and modification costs	(1,506)	(2,638)
Distribution to owners	(16,784)	(15,302)
Distributions to noncontrolling interest	(1,071)	—
Proceeds from new membership initiation deposits	330	451
Repayments of membership initiation deposits	(638)	(803)
Net cash provided by financing activities	19,705	26,940
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(97)	19
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,659)	25,134
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	75,047	53,781
CASH AND CASH EQUIVALENTS - END OF PERIOD	$50,388	$78,915
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$26,285	$18,716
Cash paid for income taxes	$4,365	$2,650
Non-cash investing and financing activities are as follows:
Capital lease	$12,258	$6,782

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twenty-Four Weeks Ended June 16, 2015 and June 17, 2014

(In thousands of dollars, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 31, 2013	63,789,730	$638	$320,274	$(1,070)	$(92,669)	$10,777	$237,950
Issuance of shares related to equity-based compensation	638,650	6	(6)	—	—	—	—
Distributions to owners declared	—	—	(7,726)	—	—	—	(7,726)
Equity-based compensation expense	—	—	2,088	—	—	—	2,088
Net (loss) income	—	—	—	—	(21,339)	74	(21,265)
Other comprehensive income	—	—	—	147	—	—	147
BALANCE - June 17, 2014	64,428,380	$644	$314,630	$(923)	$(114,008)	$10,851	$211,194

BALANCE - December 30, 2014	64,443,332	$644	$293,006	$(4,290)	$(79,443)	$10,942	$220,859
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	288,680	3	(3)	—	—	—	—
Distributions to owners declared	—	—	(8,399)	—	—	—	(8,399)
Equity-based compensation expense	—	—	2,215	—	—	—	2,215
Net loss	—	—	—	—	(4,418)	(81)	(4,499)
Other comprehensive loss	—	—	—	(1,267)	—	—	(1,267)
Distributions to noncontrolling interest	—	—	—	—	—	(1,071)	(1,071)
BALANCE - June 16, 2015	64,732,012	$647	$286,819	$(5,557)	$(83,861)	$9,790	$207,838

See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts or unless otherwise indicated)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations” and, together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs, business, sports and alumni clubs. As of June 16, 2015, approximately 29% of Holdings' common stock was owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. ClubCorp, together with its subsidiaries, may be referred to as “we”, “us”, “our” or the “Company”.

As of June 16, 2015, we own, lease or operate through joint ventures 148 golf and country clubs and manage 11 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries. On September 30, 2014, ClubCorp USA, Inc., a wholly owned subsidiary of Holdings, completed the acquisition of 50 owned or operated private clubs through the purchase of all the equity interests in each of Sequoia Golf Holdings, LLC and Parthenon-Sequoia Ltd. (“Sequoia Golf”).

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

The majority of membership initiation fees received are not refundable and are deferred and recognized within club operations revenue on the consolidated condensed statements of operations over the expected life of an active membership.

The expected lives of active memberships are calculated annually, using historical attrition rates to determine the expected lives of active memberships. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated condensed financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During the twenty-four weeks ended June 16, 2015 and June 17, 2014, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated condensed statements of operations were $3.2 million and $6.2 million for the twelve and twenty-four weeks ended June 16, 2015, respectively, and $3.0 million and $6.1 million for the twelve and twenty-four weeks ended June 17, 2014, respectively.

Foreign Currency—The functional currency of our entities located outside the United States is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation (losses) and gains of $(0.7) million and $(1.3) million for the twelve and twenty-four weeks ended June 16, 2015, and $0.5 million and $0.1 million for the twelve and twenty-four weeks ended June 17, 2014, with no tax impact for all periods presented, are reported as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the twelve and twenty-four weeks ended June 16, 2015 or June 17, 2014. Realized foreign currency transaction gains and losses are reflected in the consolidated condensed statements of operations and comprehensive loss in club operating costs.

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

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2015	June 17, 2014	June 16, 2015	June 17, 2014
Club operating costs exclusive of depreciation	$336	$557	$662	$797
Selling, general and administrative	777	699	1,553	1,291
Pre-tax equity-based compensation expense	1,113	1,256	2,215	2,088
Less: benefit for income taxes	(423)	(115)	(810)	(364)
Equity-based compensation expense, net of tax	$690	$1,141	$1,405	$1,724

As of June 16, 2015, there was approximately $6.3 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Stock Plan. As of June 16, 2015, approximately 2.7 million shares of common stock were available for future issuance under the Stock Plan.
On April 1, 2012, Holdings granted RSUs to certain executives under the Stock Plan. The RSUs vest based on satisfaction of both a time condition and a liquidity condition and are converted into shares of our common stock upon vesting. On March 15, 2014, the required time period following our initial public offering (“IPO”) was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into 211,596 shares of our common stock. On April 1, 2014, 211,579 of the RSUs vested and were converted into shares of our common stock. The remaining 190,788

RSUs vested on April 1, 2015 and 122,144 RSUs were converted into shares of our common stock, while 68,644 RSUs were forfeited by employees in lieu of the payment of income tax withholding obligations.

On January 17, 2014, and on February 7, 2014, we granted 103,886 and 111,589 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us. On February 7, 2014, we granted 111,610 PSUs, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based thresholds. On September 25, 2014, we granted a total of 14,952 shares of restricted stock to our independent directors, which shares vest one year from the date of grant.

On February 5, 2015, we granted 193,815 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the respective holders remaining employed by us. Also on February 5, 2015, we granted 138,219 PSUs, under the Stock Plan, to officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based thresholds.

Subsequent to June 16, 2015, on June 25, 2015, we granted a total of 11,656 shares of restricted stock to our independent directors, which shares vest one year from the date of grant.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-9 (“ASU 2014-9”), Revenue from Contracts with Customers. ASU 2014-9 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. We are still evaluating the impact that our adoption of ASU 2014-9 will have on our consolidated financial position or results of operations.

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

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.9 million collateralized by assets of the entity totaling $4.3 million as of June 16, 2015. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of June 16, 2015 total $3.7 million compared to recorded assets of $6.6 million. The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.8 million and $11.2 million at June 16, 2015 and December 30, 2014, respectively.

The following summarizes the carrying amount and classification of the VIEs' assets and liabilities in the consolidated condensed balance sheets as of June 16, 2015 and December 30, 2014, net of intercompany amounts:

	June 16, 2015	December 30, 2014
Current assets	$1,736	$962
Fixed assets, net	9,199	9,422
Other assets	848	839
Total assets	$11,783	$11,223

Current liabilities	$1,552	$1,007
Long-term debt	13,137	13,302
Other long-term liabilities	23,259	20,718
Noncontrolling interest	5,783	5,886
Company capital	(31,948)	(29,690)
Total liabilities and equity	$11,783	$11,223

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.2 million and $1.3 million at June 16, 2015 and December 30, 2014, respectively, and include one active golf club joint venture and one business club joint venture. Our share of earnings in the equity investments is included in equity in earnings (loss) from unconsolidated ventures in the consolidated condensed statements of operations.

We also have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $3.1 million and $4.0 million at June 16, 2015 and December 30, 2014, respectively. Our share of earnings in the equity investment is included in equity in earnings (loss) from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $2.5 million during the twelve and twenty-four weeks ended June 16, 2015 and $2.0 million during the twelve and twenty-four weeks ended June 17, 2014. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture's financial statements at the time of the acquisition of CCI by affiliates of KSL was allocated to intangible assets of the joint venture and is being amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $3.1 million and $4.0 million at June 16, 2015 and December 30, 2014, respectively.

Our equity in net income from Avendra, LLC is shown below:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2015	June 17, 2014	June 16, 2015	June 17, 2014
ClubCorp's equity in net income, excluding amortization	$—	$791	$354	$1,800
Amortization	(463)	(464)	(927)	(927)
ClubCorp's equity in net (loss) income	$(463)	$327	$(573)	$873

Additionally, we recognized $1.5 million of return on our equity investment in Avendra within interest and investment income during the twelve and twenty-four weeks ended June 16, 2015. No return on our equity investment in Avendra was recorded during the twelve and twenty-four weeks ended June 17, 2014. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of our consolidated condensed statements of cash flows.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of June 16, 2015 and December 30, 2014:

	June 16, 2015		December 30, 2014
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$897,976	$901,106	$897,729	$887,589
Level 3	97,772	88,608	51,534	41,648
Total	$995,748	$989,714	$949,263	$929,237
______________________

(1)
The recorded value for Level 2 Debt is presented net of the $3.1 million and $3.4 million discount as of June 16, 2015 and December 30, 2014, respectively, on the Secured Credit Facilities, as defined in Note 9.

All debt obligations are considered Level 3 except for borrowings under the Secured Credit Facilities, as defined in Note 9, which are considered Level 2. We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: (1) the determination that certain other debt obligations are similar, (2) nonperformance risk, and (3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

Derivative Financial Instruments—Derivative financial instruments, which consist of interest rate cap agreements, are measured at fair value on a recurring basis. The impact of these interest rate caps is not material to our consolidated condensed financial statements.

The carrying value of other financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of June 16, 2015 and December 30, 2014.

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

Property and Equipment—We recognized impairment losses to property and equipment of $1.0 million during the twelve and twenty-four weeks ended June 16, 2015, to adjust the carrying amount of certain property and equipment to its fair value of $0.7 million and we recognized impairment losses of $0.9 million during the twelve and twenty-four weeks ended June 17, 2014, to adjust the carrying amount of certain property and equipment to its fair value of $0.2 million due to continued and projected negative operating results at those clubs as well as changes in the expected holding period of certain fixed assets. The valuation methods used to determine fair value included an evaluation of the sales price of comparable real estate properties (‘‘Sales comparison approach’’), an analysis of discounted future cash flows using a risk-adjusted discount rate (‘‘Income Approach’’), and consideration of historical cost adjusted for economic obsolescence (‘‘Cost Approach’’). The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at June 16, 2015 and December 30, 2014:

	June 16, 2015	December 30, 2014
Land and non-depreciable land improvements	$602,379	$589,975
Depreciable land improvements	470,133	445,979
Buildings and recreational facilities	504,091	482,493
Machinery and equipment	246,213	225,103
Leasehold improvements	107,130	104,904
Furniture and fixtures	92,107	85,800
Construction in progress	9,139	6,284
	2,031,192	1,940,538
Accumulated depreciation	(496,301)	(465,775)
Total	$1,534,891	$1,474,763

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at June 16, 2015 and December 30, 2014:

		June 16, 2015			December 30, 2014
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,070		2,070	2,042		2,042
Intangible assets with finite lives:
Member Relationships	2-7 years	2,866	$(1,171)	1,695	2,866	$(539)	2,327
Management Contracts	1-10 years	5,618	(1,358)	4,260	5,698	(866)	4,832
Trade names	2 years	1,100	(364)	736	1,100	(131)	969
Total		$36,444	$(2,893)	$33,551	$36,496	$(1,536)	$34,960

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible asset amortization expense was $0.7 million and $1.4 million for the twelve and twenty-four weeks ended June 16, 2015, respectively, and $0.1 million and $0.2 million for the twelve and twenty-four weeks ended June 17, 2014, respectively. There were no material impairments recorded during the twelve and twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively.

For each of the five years subsequent to 2014 and thereafter the amortization expense is expected to be as follows:

Year	Amount
Remainder of 2015	$1,571
2016	1,996
2017	921
2018	758
2019	479
Thereafter	966
Total	$6,691

Goodwill—The following table shows goodwill activity for each of our reporting units which are the same as our reportable segments. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 30, 2014	$167,460	$145,351	$312,811
June 16, 2015	$167,460	$145,351	$312,811

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at June 16, 2015 and December 30, 2014:

	June 16, 2015	December 30, 2014
Accrued compensation	$25,771	$29,273
Accrued interest	2,558	7,428
Other accrued expenses	7,699	7,723
Total accrued expenses	$36,028	$44,424

Taxes payable other than federal income taxes (1)	$17,813	$21,903
Total accrued taxes	$17,813	$21,903

Advance event and other deposits	$29,846	$15,584
Unearned dues	27,871	12,819
Deferred membership revenues	11,675	10,937
Insurance reserves	8,752	8,464
Distributions to owners declared, but unpaid	27	8,384
Other current liabilities	3,400	3,362
Total other current liabilities	$81,571	$59,550
______________________

(1)	We had no federal income taxes payable as of June 16, 2015 and December 30, 2014.

Other long-term liabilities consist of the following at June 16, 2015 and December 30, 2014:

	June 16, 2015	December 30, 2014
Uncertain tax positions	$8,130	$7,670
Deferred membership revenues	44,688	42,894
Casualty insurance loss reserves - long term portion	12,700	14,162
Above market lease intangibles	528	774
Deferred rent	29,034	27,838
Accrued interest on notes payable related to Non-Core Development Entities	22,664	22,174
Other	1,880	4,905
Total other long-term liabilities	$119,624	$120,417

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014 and 2015. As of June 16, 2015, the Secured Credit Facilities were comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $57.8 million available for borrowing, after deducting $30.2 million of standby letters of credit outstanding and $47.0 million of outstanding borrowings.

As of June 16, 2015, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is July 24, 2020. Operations and its restricted subsidiaries are required to maintain a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) of no greater than 5.00:1.00 as of the end of each fiscal quarter. As of June 16, 2015, Operations' Senior Secured Leverage Ratio was 4.43:1.00.

All remaining revolving credit commitments under the revolving credit facility are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. Operations is required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

On April 11, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities to, amongst other matters, (i) provide an aggregate of $350.0 million, before a discount of $1.8 million, of additional senior secured term loans under the existing term loan facility, and (ii) amend the Senior Secured Leverage Ratio.

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

On May 28, 2015, Operations entered into a seventh amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on the term loan facility to the higher of (a) 4.25% or (b) an elected LIBOR plus a margin of 3.25%. In conjunction with the seventh amendment, we incurred $1.3 million in debt modification costs, which were expensed in the period incurred.

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

Mortgage Loans

Stonebriar / Monarch Loan—In July 2008, we entered into a secured mortgage loan with General Electric Capital Corporation for $32.0 million with an original maturity of July 2011 (the “Stonebriar / Monarch Loan”). During the fiscal year ended December 27, 2011, we extended the term of the loan to July 2012. During the fiscal year ended December 25, 2012, we extended the term of the loan to July 2013. Effective August 1, 2012, we amended the loan agreement which extended the maturity to November 2015 with two additional twelve month options to extend through November 2017 upon satisfaction of certain conditions of the loan agreement. On June 11, 2015, we were notified that the Stonebriar / Monarch Loan was assigned to an affiliate of Blackstone Mortgage Trust, Inc. As of June 16, 2015, we expect to meet the required conditions and currently intend to extend the loan to November 2017.

Atlantic Capital Bank—In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with twenty-five year amortization. Effective May 6, 2015, we amended the loan agreement with Atlantic Capital Bank which extended the maturity to April 2020.

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

Long-term borrowings and lease commitments as of June 16, 2015 and December 30, 2014, are summarized below:

	June 16, 2015		December 30, 2014
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Secured Credit Facilities
Term Loan, gross of discount	$901,106	4.25%	$901,106	4.50%	As of June 16, 2015, greater of (i) 4.25% or (ii) an elected LIBOR + 3.25%; as of December 30, 2014, greater of (i) 4.5% or (ii) an elected LIBOR + 3.5%	2020
Revolving Credit Borrowings - ($135,000 capacity) (1)	47,000	3.19%	—	3.26%	LIBOR plus a margin of 3.0%	2018
Mortgage Loans
Stonebriar / Monarch Loan	29,425	6.00%	29,738	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Atlantic Capital Bank	3,253	4.50%	3,333	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2020
BancFirst	4,038	4.50%	4,266	4.50%	Greater of (i) 4.5% or (ii) prime rate	2016
Other indebtedness	2,219	4.00% - 8.60%	2,360	4.00% - 8.60%	Fixed	Various
	998,878		952,640
Capital leases	39,240		33,949
	1,038,118		986,589
Less current portion	(16,446)		(18,025)
Less discount on the Secured Credit Facilities' Term Loan	(3,130)		(3,377)
Long-term debt	$1,018,542		$965,187
______________________

(1)
As of June 16, 2015, the revolving credit facility had capacity of $135.0 million, which was reduced by the $47.0 million outstanding balance and $30.2 million of standby letters of credit outstanding, leaving $57.8 million available for borrowing.

(2)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2014 and thereafter is as follows. This table reflects the contractual maturity dates as of June 16, 2015.

Year	Debt	Capital Leases	Total
Remainder of 2015	$780	$8,709	$9,489
2016	4,822	12,782	17,604
2017	29,062	9,659	38,721
2018	47,499	5,940	53,439
2019	434	2,054	2,488
Thereafter	916,281	96	916,377
Total	$998,878	$39,240	$1,038,118

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

Our annual effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes. Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve and twenty-four weeks ended June 16, 2015 and was 108.9% and 32.9%, respectively, compared to 31.3% and 29.3%, for the twelve and twenty-four weeks ended June 17, 2014, respectively. For the twelve and twenty-four weeks ended June 16, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and changes in uncertain tax positions, while for the twelve and twenty-four weeks ended June 17, 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

As of June 16, 2015 and December 30, 2014, we have recorded $8.1 million and $7.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $2.4 million and $1.4 million, respectively, which are included in other liabilities in the consolidated condensed balance sheets for both periods. If we were to prevail on all uncertain tax positions, the net effect would be an income tax benefit of approximately $5.8 million, exclusive of any benefits related to interest and penalties.

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

As of June 16, 2015, the statute of limitations has expired for U.S. federal income taxes for the 2010 tax year. However, the 2010 tax year remains open under statute for most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general tax years 2009 through 2014 remain open under statute; although certain prior years are also open as a result of the tax proceedings.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, plus penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the Mexican judicial channels. We recorded a liability in 2014 related to an unrecognized tax benefit for $5.4 million, exclusive of penalties and interest. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status of the matters currently under examination and being litigated in Mexico. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of June 16, 2015.

11. NEW AND ACQUIRED CLUBS AND CLUB DIVESTITURES

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated condensed statements of operations since their date of acquisition.

Southeast Portfolio—On April 7, 2015, we acquired a multi-club portfolio of six golf and country clubs for a combined purchase price of $43.8 million and net cash consideration of $43.6 million.

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

We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

April 7, 2015
Receivables, net of allowances of $228	$1,757
Inventories and notes receivable	646
Land	9,920
Depreciable land improvements	17,321
Buildings and recreational facilities	13,113
Machinery and equipment and furniture and fixtures	4,959
Current liabilities	(2,063)
Long-term debt (obligation related to capital leases) and other liabilities	(2,020)
Total	$43,633

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

Club Dispositions and Management Agreement Terminations

Clubs may be divested when we determine they will be unable to provide a positive contribution to cash flows from operations in future periods and/or when they are determined to be non-strategic holdings. Gains from divestitures are recognized in the period in which operations cease and losses are recognized when we determine that the carrying value is not recoverable and exceeds fair value.

During the twenty-four weeks ended June 16, 2015, seven management agreements were terminated, including a management agreement with Shoreby Club, a business and sports club located in Bratenahl, Ohio, a multi-course management agreement for Klein Creek Golf Club, a public golf course located in Winfield, Illinois, The Grove Country Club, a private country club located in Long Grove, Illinois, The Royal Fox Country Club and The Royal Hawk Country Club, private country clubs both located in St. Charles, Illinois, a management agreement with Smoke Rise Country Club, a private country club located in Stone Mountain, Georgia and a management agreement with Stone Creek Golf Club, a semi-private country club located in Ocala, Florida. During the fiscal year ended December 30, 2014, five management agreements were terminated, including a management agreement with Hollytree Country Club, a private country club located in Tyler, Texas, which terminated in July 2014, three management agreements acquired with the Sequoia Golf acquisition which terminated after acquisition, and a management agreement with Paragon Club of Hefei, a business club located in Hefei, China which terminated in December 2014. No gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL and the acquisition of Sequoia Golf on September 30, 2014. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the four quarters ended June 16, 2015 as though they had been consummated on the first day of the third quarter of fiscal year 2014 and includes certain expected cost savings.

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

The table below shows summarized financial information by segment for the twelve and twenty-four weeks ended June 16, 2015, and June 17, 2014:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2015	June 17, 2014	June 16, 2015	June 17, 2014
Golf and Country Clubs
Revenues	$213,617	$167,186	$372,569	$294,895
Adjusted EBITDA	61,758	49,845	106,746	86,186

Business, Sports and Alumni Clubs
Revenues	$46,035	$42,630	$87,082	$81,036
Adjusted EBITDA	9,250	8,190	16,798	14,591

Other
Revenues	$7,238	$3,150	$12,288	$4,453
Adjusted EBITDA	(10,789)	(8,294)	(24,301)	(19,074)

Elimination of intersegment revenues and segment reporting adjustments	$(3,384)	$(2,464)	$(6,801)	$(4,956)
Revenues relating to divested clubs (1)	241	916	681	1,713

Total
Revenues	$263,747	$211,418	$465,819	$377,141
Adjusted EBITDA	60,219	49,741	99,243	81,703
______________________

(1)	When clubs are divested, the associated revenues are excluded from segment results for all periods presented.

	As of
Total Assets	June 16, 2015	December 30, 2014
Golf and Country Clubs	$1,580,457	$1,483,856
Business, Sports and Alumni Clubs	91,044	92,525
Other	446,873	488,690
Consolidated	$2,118,374	$2,065,071

The following table presents revenue by product type for the twelve and twenty-four weeks ended June 16, 2015 and June 17, 2014:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2015	June 17, 2014	June 16, 2015	June 17, 2014
Revenues by Type
Dues	$113,597	$90,528	$221,602	$178,024
Food and beverage	77,934	64,055	126,683	106,361
Golf	49,225	38,582	74,099	59,328
Other	22,991	18,253	43,435	33,428
Total	$263,747	$211,418	$465,819	$377,141

The table below provides a reconciliation of our net loss to Adjusted EBITDA for the twelve and twenty-four weeks ended June 16, 2015 and June 17, 2014:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16, 2015	June 17, 2014	June 16, 2015	June 17, 2014
Net loss	$(223)	$(17,477)	$(4,499)	$(21,265)
Interest expense	16,286	15,572	32,417	31,298
Income tax expense (benefit)	2,711	(7,966)	(2,205)	(8,830)
Interest and investment income	(1,595)	(87)	(1,679)	(169)
Depreciation and amortization	24,241	16,799	47,054	33,245
EBITDA	$41,420	$6,841	$71,088	$34,279
Impairments and disposition of assets (1)	7,516	3,429	10,792	5,498
Loss (income) from discontinued operations and divested clubs (2)	209	(120)	372	(216)
Loss on extinguishment of debt (3)	—	31,498	—	31,498
Non-cash adjustments (4)	463	463	926	925
Other adjustments (5)	7,780	5,362	10,290	5,558
Equity-based compensation expense (6)	1,113	1,256	2,215	2,088
Acquisition adjustment (7)	1,718	1,012	3,560	2,073
Adjusted EBITDA	$60,219	$49,741	$99,243	$81,703
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net income or loss from discontinued operations and divested clubs that do not qualify as discontinued operations.

(3)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(4)
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

(6)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(7)
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

13. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of June 16, 2015, we had capital commitments of $16.0 million at certain of our clubs.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, plus penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the Mexican judicial channels. We recorded a liability in 2014 related to an unrecognized tax benefit for $5.4 million, exclusive of penalties and interest. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

We are currently under audit by state income tax authorities. No assessments have been received for our state income tax audits and no unrecognized tax benefits have been recorded related to these tax positions.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At June 16, 2015, we have an immaterial amount recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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
Presented below is basic and diluted EPS for the twelve and twenty-four weeks ended June 16, 2015 and June 17, 2014 (in thousands, except per share amounts):

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 16, 2015		June 17, 2014		June 16, 2015		June 17, 2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss from continuing operations attributable to ClubCorp	$(195)	$(195)	$(17,612)	$(17,612)	$(4,416)	$(4,416)	$(21,338)	$(21,338)
Weighted-average shares outstanding	64,392	64,392	63,964	63,964	64,324	64,324	63,863	63,863
Effect of dilutive equity-based awards	—	—	—	—	—	—	—	—
Total Shares	64,392	64,392	63,964	63,964	64,324	64,324	63,863	63,863
Loss from continuing operations attributable to ClubCorp per share	$—	$—	$(0.28)	$(0.28)	$(0.07)	$(0.07)	$(0.33)	$(0.33)

Potential common shares excluded from the calculation of diluted EPS because the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. For the twelve and twenty-four weeks ended June 16, 2015 the number of potential common shares excluded are 0.2 million and 0.3 million, respectively. For the twelve and twenty-four weeks ended June 17, 2014 the number of potential common shares excluded are 0.4 million and 0.3 million, respectively. Certain of our outstanding restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Restricted stock shares which have rights to receive dividends that are not subject to the risk of forfeiture are considered participating securities.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2014
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014

Fiscal Year 2015
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015 (1)	$0.13	July 6, 2015	$8,417	July 15, 2015
______________________

(1)    This dividend was declared and paid subsequent to June 16, 2015. See Note 16.

15. RELATED PARTY TRANSACTIONS

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees are payable under such agreement, however we have agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually. The expense associated with this agreement was not material for the twelve and twenty-four weeks ended June 16, 2015 and June 17, 2014.

Effective May 1, 2013, we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain international golf-related consulting services in exchange for an annual fee of $0.1 million. The revenue associated with this contract was immaterial during the twelve and twenty-four weeks ended June 16, 2015 and June 17, 2014.

As of June 16, 2015, we had receivables of $0.2 million and payables of $0.6 million and as of December 30, 2014, we had receivables of $0.2 million and payables of $0.7 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.2 million in the twelve and twenty-four weeks ended June 16, 2015, respectively, and $0.1 million and $0.2 million in the twelve and twenty-four weeks ended June 17, 2014, respectively, in management fees from these ventures. As of June 16, 2015 and December 30, 2014, we had a receivable of $2.2 million and $2.3 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. During the twelve and twenty-four weeks ended June 16, 2015 and June 17, 2014 the revenue associated with these arrangements was not material.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the twelve and twenty-four weeks ended June 16, 2015 and June 17, 2014, royalty payments received in connection with these arrangements were not material.

16. SUBSEQUENT EVENTS

On June 25, 2015, our board of directors declared a cash dividend of $8.4 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on July 6, 2015. This dividend was paid on July 15, 2015.

On June 25, 2015, we granted a total of 11,656 shares of restricted stock to our independent directors, vesting one year from the date of grant.

On July 13, 2015, we borrowed $10.0 million on the revolving credit facility.

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

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness could cause our debt service obligations to increase significantly;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions;

•	complications experienced in integrating acquired businesses and properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	risks related to tax examinations by the IRS;

•	cancellation of indebtedness income resulting from cancellation of certain indebtedness;

•	the substantial ownership of our equity by KSL;

•	future sales of our common stock could cause the market price to decline;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	our stock price may change significantly;

•	our ability to declare and pay dividends;

•	securities analysts could publish information that negatively impacts our stock price and trading volume;

•	anti-takeover provisions could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities;

•	our ability to phase-in certain corporate governance requirements that provide protection to stockholders of other companies prior to the expiration of the phase‑in period in May of 2016;

•	“emerging growth company” status as defined in the JOBS Act may impact attractiveness of our common stock to investors; and

•	other factors described herein and in our 2014 Annual Report filed with the Securities and Exchange Commission (“SEC”).

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of June 16, 2015, our portfolio of 208 owned or operated clubs, with over 185,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 148 golf and country clubs and manage 11 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 124 of our 159 golf and country clubs. Our golf and country clubs include 132 private country clubs, 16 semi-private clubs and eleven public golf courses. Our business, sports and alumni clubs include 29 business clubs, 11 business and sports clubs, seven alumni clubs, and two sports clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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
We believe the strength and size of our portfolio of clubs combined with the stability of our mass affluent membership base will enable us to maintain our position as an industry leader in the future. As the largest owner-operator of private golf and country clubs in the United States, we enjoy economies of scale and a leadership position. We expect to strategically expand and upgrade our portfolio through acquisitions and targeted capital investments. As part of our targeted capital investment program, we plan to focus on facility changes and upgrades to improve our members' experience and the utilization of our facilities and amenities, which we believe will yield positive financial results.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club's amenities. One such program is O.N.E., an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of June 16, 2015, approximately 46% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 39% of memberships that were enrolled in one or more of our upgrade programs as of December 30, 2014. As of June 16, 2015, 134 of our clubs, including those acquired with the Sequoia Golf acquisition, offered O.N.E., compared to 89 as of December 30, 2014.

The following tables present our membership counts for same store and new or acquired clubs at the end of the periods indicated. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs at each point in time, are denoted by “NM”.

	June 16, 2015	December 30, 2014	Change	% Change
Golf and Country Clubs
Same store clubs, excluding managed clubs (1)	86,133	84,884	1,249	1.5%
Managed same store clubs (1)	969	966	3	0.3%
New or acquired clubs, excluding managed clubs (2)	32,101	26,574	5,527	NM
Newly added managed clubs (3)	3,601	3,441	160	NM
Total Golf and Country Clubs	122,804	115,865	6,939	6.0%
Business, Sports and Alumni Clubs
Same store clubs, excluding managed clubs (1)	54,508	55,064	(556)	(1.0)%
Managed same store clubs (1)	6,031	6,236	(205)	(3.3)%
New or acquired clubs, excluding managed clubs (2)	1,841	1,651	190	NM
Newly added managed clubs (3)	—	—	—	NM
Total Business, Sports and Alumni Clubs (4)	62,380	62,951	(571)	(0.9)%
Total
Same store clubs, excluding managed clubs (1)	140,641	139,948	693	0.5%
Managed same store clubs (1)	7,000	7,202	(202)	(2.8)%
New or acquired clubs, excluding managed clubs (2)	33,942	28,225	5,717	NM
Newly added managed clubs (3)	3,601	3,441	160	NM
Total memberships at end of period (4)	185,184	178,816	6,368	3.6%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis”. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or acquired clubs, excluding managed clubs, include those clubs that we are operating currently which were acquired or opened in the twenty-four weeks ended June 16, 2015 and fiscal year 2014 consisting of: The Clubs of Prestonwood, TPC Michigan, TPC Piper Glen, Baylor Club, Oro Valley Country Club, Ravinia Green Country Club, Rolling Green Country Club, Bermuda Run Country Club, Brookfield Country Club, Firethorne Country Club, Temple Hills Country Club, Ford's Colony Country Club, Legacy Golf Club at Lakewood Ranch and 30 owned golf and country clubs, three leased golf and country clubs and one leased sports club acquired through the Sequoia Golf acquisition.

(3)
Newly added managed clubs include those clubs that we are operating currently which were added under management agreements in the twenty-four weeks ended June 16, 2015 and fiscal year 2014 consisting of: River Run Golf & Country Club, Sequoyah National Golf Club and eight managed golf and country clubs acquired through the Sequoia Golf acquisition.

(4)	Does not include certain international club memberships.

	June 17, 2014	December 31, 2013	Change	% Change
Golf and Country Clubs
Same store clubs, excluding managed clubs (1)	83,476	81,569	1,907	2.3%
Managed same store clubs (1)	938	910	28	3.1%
New or acquired clubs, excluding managed clubs (2)	4,413	1,959	2,454	NM
Newly added managed clubs	—	—	—	NM
Total Golf and Country Clubs	88,827	84,438	4,389	5.2%
Business, Sports and Alumni Clubs
Same store clubs, excluding managed clubs (1)	55,133	54,733	400	0.7%
Managed same store clubs (1)	6,613	6,672	(59)	(0.9)%
New or acquired clubs, excluding managed clubs (2)	213	—	213	NM
Newly added managed clubs	—	—	—	NM
Total Business, Sports and Alumni Clubs (3)	61,959	61,405	554	0.9%
Total
Same store clubs, excluding managed clubs (1)	138,609	136,302	2,307	1.7%
Managed same store clubs (1)	7,551	7,582	(31)	(0.4)%
New or acquired clubs, excluding managed clubs (2)	4,626	1,959	2,667	NM
Newly added managed clubs	—	—	—	NM
Total memberships at end of period (3)	150,786	145,843	4,943	3.4%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis”. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or acquired clubs, excluding managed clubs, include those clubs that we are operating currently which were acquired or opened in fiscal years 2014 and 2013 consisting of: Oak Tree Country Club, Cherry Valley Country Club, Chantilly National Golf and Country Club, The Clubs of Prestonwood, TPC Michigan, TPC Piper Glen and Baylor Club.

(3)	Does not include certain international club memberships.

Seasonality of Demand and Fluctuations in Quarterly Results

The first, second and third fiscal quarters each consist of twelve weeks, whereas, the fourth quarter consists of sixteen or seventeen weeks of operations. Our business clubs typically generate a greater share of their yearly revenues in the fourth fiscal quarter, which includes the holiday and year-end party season. Usage of our golf and country club facilities typically declines significantly during the first and fourth fiscal quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth fiscal quarters of each year and have lower revenues and cash flows in the first quarter. In addition, the timing of purchases, sales, leasing of facilities or divestitures, has caused and may cause our results of operations to vary significantly in otherwise comparable periods. To clarify variations caused by newly acquired or divested operations, we employ a same store analysis for year-over-year comparability purposes. See “Basis of Presentation—Same Store Analysis”.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 31, 2013	81	15	3	6	105	1	43	4	1	49
First Quarter 2014 (1)	2	—	—	—	2	—	—	1	—	1
Second Quarter 2014 (2)	2	—	—	—	2	—	1	—	—	1
Third Quarter 2014 (3)	—	—	(1)	—	(1)	—	(1)	—	—	(1)
Fourth Quarter 2014 (4)	31	3	15	—	49	—	1	(1)	—	—
December 30, 2014	116	18	17	6	157	1	44	4	1	50
First Quarter 2015 (5)	2	—	(5)	—	(3)	—	—	(1)	—	(1)
Second Quarter 2015 (6)	6	—	(1)	—	5	—	—	—	—	—
June 16, 2015	124	18	11	6	159	1	44	3	1	49
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

(4)
On September 30, 2014, ClubCorp completed the acquisition of Sequoia Golf which included 30 owned golf and country clubs, three leased golf and country clubs, 16 managed golf and country clubs and one leased sports club. Subsequent to September 30, 2014, during the 2014 fiscal year, three management deals acquired with the Sequoia Golf acquisition were terminated.

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

(5)
In January 2015, we purchased Ravinia Green Country Club, a private golf club in Riverwoods, Illinois and Rolling Green Country Club, a private golf club in Arlington Heights, Illinois. During the twenty-four weeks ended June 16, 2015, the management agreement with Shoreby Club, a business and sports club located in Bratenahl, Ohio, was terminated. Additionally, during the twenty-four weeks ended June 16, 2015, certain management agreements acquired with the Sequoia Golf acquisition covering five golf and country club managed properties were terminated.

(6)
In April 2015, we acquired a multi-club portfolio of six golf and country clubs in the southeastern U.S. This acquisition included four private clubs, one semi-private club and one public golf course, which consisted of:

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

Additionally, in May 2015, our management agreement with Stone Creek Golf Club, a semi-private golf club located in Ocala, Florida was terminated.

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
EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL and the acquisition of Sequoia Golf on September 30, 2014. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial and non-financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the four quarters ended June 16, 2015 as though they had been consummated on the first day of the third quarter of fiscal year 2014 and includes certain expected cost savings.

The following table provides a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended		Four Quarters Ended
	June 16, 2015	June 17, 2014	June 16, 2015	June 17, 2014	June 16, 2015 (8)
			(dollars in thousands)
Net (loss) income	$(223)	$(17,477)	$(4,499)	$(21,265)	$30,095
Interest expense	16,286	15,572	32,417	31,298	66,328
Income tax expense (benefit)	2,711	(7,966)	(2,205)	(8,830)	(34,844)
Interest and investment income	(1,595)	(87)	(1,679)	(169)	(4,095)
Depreciation and amortization	24,241	16,799	47,054	33,245	94,601
EBITDA	$41,420	$6,841	$71,088	$34,279	$152,085
Impairments and disposition of assets (1)	7,516	3,429	10,792	5,498	18,137
Loss (income) from discontinued operations and divested clubs (2)	209	(120)	372	(216)	70
Loss on extinguishment of debt (3)	—	31,498	—	31,498	—
Non-cash adjustments (4)	463	463	926	925	2,008
Other adjustments (5)	7,780	5,362	10,290	5,558	30,047
Equity-based compensation expense (6)	1,113	1,256	2,215	2,088	4,430
Acquisition adjustment (7)	1,718	1,012	3,560	2,073	7,131
Adjusted EBITDA	$60,219	$49,741	$99,243	$81,703	$213,908
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net loss or income from discontinued operations and divested clubs that do not qualify as discontinued operations.

(3)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(4)
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

(6)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(7)
Represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 and the acquisition of Sequoia Golf on September 30, 2014.

(8)	The four quarters ended June 16, 2015 includes fifty-two weeks.

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 16, 2015	% of Revenue	June 17, 2014	% of Revenue	June 16, 2015	% of Revenue	June 17, 2014	% of Revenue
	(dollars in thousands, except per share amounts)
Revenues:
Club operations	$184,812	70.1%	$146,253	69.2%	$337,261	72.4%	$269,070	71.3%
Food and beverage	77,934	29.5%	64,055	30.3%	126,683	27.2%	106,361	28.2%
Other revenues	1,001	0.4%	1,110	0.5%	1,875	0.4%	1,710	0.5%
Total revenues	263,747		211,418		465,819		377,141

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	169,587	64.3%	133,444	63.1%	306,232	65.7%	244,430	64.8%
Cost of food and beverage sales exclusive of depreciation	25,124	9.5%	20,458	9.7%	42,126	9.0%	34,938	9.3%
Depreciation and amortization	24,241	9.2%	16,799	7.9%	47,054	10.1%	33,245	8.8%
Provision for doubtful accounts	444	0.2%	382	0.2%	503	0.1%	146	—%
Loss on disposals of assets	6,502	2.5%	2,534	1.2%	9,722	2.1%	4,603	1.2%
Impairment of assets	1,014	0.4%	895	0.4%	1,070	0.2%	895	0.2%
Equity in loss (earnings) from unconsolidated ventures	423	0.2%	(323)	(0.2)%	455	0.1%	(833)	(0.2)%
Selling, general and administrative	19,232	7.3%	15,688	7.4%	34,621	7.4%	27,184	7.2%
Operating income	17,180	6.5%	21,541	10.2%	24,036	5.2%	32,533	8.6%

Interest and investment income	1,595	0.6%	87	—%	1,679	0.4%	169	—%
Interest expense	(16,286)	(6.2)%	(15,572)	(7.4)%	(32,417)	(7.0)%	(31,298)	(8.3)%
Loss on extinguishment of debt	—	—%	(31,498)	(14.9)%	—	—%	(31,498)	(8.4)%
Income (loss) from continuing operations before income taxes	2,489	0.9%	(25,442)	(12.0)%	(6,702)	(1.4)%	(30,094)	(8.0)%
Income tax (expense) benefit	(2,711)	(1.0)%	7,966	3.8%	2,205	0.5%	8,830	2.3%
Loss from continuing operations	(222)	(0.1)%	(17,476)	(8.3)%	(4,497)	(1.0)%	(21,264)	(5.6)%
Loss from discontinued clubs, net of income tax benefit	(1)	—%	(1)	—%	(2)	—%	(1)	—%
NET LOSS	(223)	(0.1)%	(17,477)	(8.3)%	(4,499)	(1.0)%	(21,265)	(5.6)%
Net loss (income) attributable to noncontrolling interests	27	—%	(136)	(0.1)%	81	—%	(74)	—%
Net loss attributable to ClubCorp	$(196)	(0.1)%	$(17,613)	(8.3)%	$(4,418)	(0.9)%	$(21,339)	(5.7)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,392		63,964		64,324		63,863
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,392		63,964		64,324		63,863

EARNINGS (LOSS) PER COMMON SHARE, BASIC:
Loss from continuing operations attributable to ClubCorp	$—		$(0.28)		$(0.07)		$(0.33)
Loss from discontinued clubs attributable to ClubCorp	$—		$—		$—		$—
Net loss attributable to ClubCorp	$—		$(0.28)		$(0.07)		$(0.33)

EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Loss from continuing operations attributable to ClubCorp	$—		$(0.28)		$(0.07)		$(0.33)
Loss from discontinued clubs attributable to ClubCorp	$—		$—		$—		$—
Net loss attributable to ClubCorp	$—		$(0.28)		$(0.07)		$(0.33)

Comparison of the Twelve Weeks Ended June 16, 2015 and June 17, 2014

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended June 16, 2015 and June 17, 2014.

	Twelve Weeks Ended
	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands)
Total revenues	$263,747	$211,418	$52,329	24.8%
Club operating costs and expenses exclusive of depreciation (1)	195,155	154,284	40,871	26.5%
Depreciation and amortization	24,241	16,799	7,442	44.3%
Loss on disposals of assets	6,502	2,534	3,968	156.6%
Impairment of assets	1,014	895	119	13.3%
Equity in loss (earnings) from unconsolidated ventures	423	(323)	746	231.0%
Selling, general and administrative	19,232	15,688	3,544	22.6%
Operating income	17,180	21,541	(4,361)	(20.2)%
Interest and investment income	1,595	87	1,508	1,733.3%
Interest expense	(16,286)	(15,572)	(714)	(4.6)%
Loss on extinguishment of debt	—	(31,498)	31,498	100.0%
Income (loss) from continuing operations before income taxes	2,489	(25,442)	27,931	109.8%
Income tax (expense) benefit	(2,711)	7,966	(10,677)	(134.0)%
Loss from continuing operations	$(222)	$(17,476)	$17,254	98.7%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $263.7 million for the twelve weeks ended June 16, 2015 increased $52.3 million, or 24.8%, over the twelve weeks ended June 17, 2014, largely due to $47.8 million of revenue attributable to club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Same store golf and country club revenue increased by $3.2 million driven primarily by increases in same store dues and food and beverage revenue which were offset by decreases in other revenue and golf operations revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $2.3 million primarily due to increases in food and beverage revenue and same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”.

Club operating costs and expenses totaling $195.2 million for the twelve weeks ended June 16, 2015 increased $40.9 million, or 26.5%, compared to the twelve weeks ended June 17, 2014. The increase is almost exclusively due to $40.8 million of club operating costs and expenses from club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Excluding the properties added, club operating costs increased $0.1 million, or 0.1%.

Depreciation and amortization expense increased $7.4 million, or 44.3%, during the twelve weeks ended June 16, 2015 compared to the twelve weeks ended June 17, 2014. Depreciation expense increased $6.8 million due to our increased fixed asset balances primarily related to club acquisitions, including Sequoia Golf, along with reinvention and expansion capital spend. Amortization expense increased $0.6 million due primarily to increased amortization from intangible assets recognized with the Sequoia Golf acquisition.

Loss on disposal of assets for the twelve weeks ended June 16, 2015 and June 17, 2014 of $6.5 million and $2.5 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased spend on reinventions and renovations.

Impairment of assets of $1.0 million and $0.9 million for the twelve weeks ended June 16, 2015 and June 17, 2014, respectively, were primarily comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value due to continued and projected negative operating results at those clubs as well as changes in the expected holding period of certain fixed assets.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was a loss of $0.4 million and earnings of $0.3 million for the twelve weeks ended June 16, 2015 and June 17, 2014, respectively. Interest and investment income of $1.6 million in the twelve weeks ended June 16, 2015 increased $1.5 million, compared to the twelve weeks ended June 17, 2014 due primarily to a gain on our Avendra, LLC equity investment. No gain on our equity investment was recorded during the twelve weeks ended June 17, 2014.

Selling, general and administrative expenses of $19.2 million for the twelve weeks ended June 16, 2015 increased $3.5 million, or 22.6%, compared to the twelve weeks ended June 17, 2014. The major components of selling, general and administrative expenses are shown in the table below.

	Twelve Weeks Ended
Components of selling, general and administrative expense (1)	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$17,243	$12,174	$5,069	41.6%
Capital structure costs	1,212	2,815	(1,603)	(56.9)%
Equity-based compensation	777	699	78	11.2%
Selling, general and administrative	$19,232	$15,688	$3,544	22.6%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation allows investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $17.2 million for the twelve weeks ended June 16, 2015, an increase of $5.1 million, or 41.6%, compared to the twelve weeks ended June 17, 2014. Professional and consulting fees increased $2.4 million largely due to increases in expenses associated with readiness efforts for Section 404(b) of the Sarbanes-Oxley Act and related centralization of administrative processes. We also recognized a $1.1 million increase in payroll expense primarily related to the Sequoia Golf acquisition. Other expenses increased $1.1 million largely due to incremental support and integration costs related to recent acquisitions, including Sequoia Golf.

Capital structure costs included within selling, general and administrative expenses of $1.2 million during the twelve weeks ended June 16, 2015 were largely comprised of costs associated with the seventh amendment to the credit agreement governing the Secured Credit Facilities. Capital structure costs of $2.8 million during the twelve weeks ended June 17, 2014 were largely comprised of costs associated with the fifth amendment to the credit agreement governing the Secured Credit Facilities, the early redemption of the 10% Senior Notes due December 1, 2018 (the “Senior Notes”) and costs associated with a secondary equity offering.

Interest expense totaled $16.3 million and $15.6 million for the twelve weeks ended June 16, 2015 and June 17, 2014, respectively. The $0.7 million increase of interest expense is primarily comprised of a $3.9 million increase in interest on the term loan facility due to increases to the principal balance and interest rates during fiscal year 2014 offset by a $3.5 million reduction due to the redemption of the Senior Notes during fiscal year 2014. During our second fiscal quarter in 2014, on May 11, 2014, the outstanding balance of the Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.00% through the remainder of the twelve weeks ended June 17, 2014. During the twelve weeks ended June 16, 2015, the term loan facility bore interest at 4.5% through May 28, 2015 and 4.25% through the remainder of the twelve weeks ended June 16, 2015. Additionally, we increased the term loan facility by $250.0 million on September 30, 2014 to fund the Sequoia Golf acquisition.

Loss on extinguishment of debt for the twelve weeks ended June 17, 2014 consisted of a $27.5 million redemption premium payment and a write-off of $4.0 million in debt issuance costs, both resulting from the redemption of $269.8 million of the Senior Notes. We did not incur any losses on extinguishment of debt during the twelve weeks ended June 16, 2015.

Income tax benefit for the twelve weeks ended June 16, 2015 decreased $10.7 million compared to the twelve weeks ended June 17, 2014, and the effective tax rates were 108.9% and 31.3% for the twelve weeks ended June 16, 2015 and June 17, 2014, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended June 16, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and changes in uncertain tax benefits, while for the twelve weeks ended June 17, 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax benefits and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the twelve weeks ended June 16, 2015 and June 17, 2014:

	Twelve Weeks Ended
Consolidated Summary	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands)
Total Revenue	$263,747	$211,418	$52,329	24.8%

Adjusted EBITDA:
Golf and Country Clubs	$61,758	$49,845	$11,913	23.9%
Business, Sports and Alumni Clubs	9,250	8,190	1,060	12.9%
Other	(10,789)	(8,294)	(2,495)	(30.1)%
Total Adjusted EBITDA (1)	$60,219	$49,741	$10,478	21.1%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended June 16, 2015 and June 17, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$73,118	$70,372	$2,746	3.9%
Food and Beverage	42,546	41,323	1,223	3.0%
Golf Operations	40,085	40,460	(375)	(0.9)%
Other	11,468	11,883	(415)	(3.5)%
Revenue	$167,217	$164,038	$3,179	1.9%
Adjusted EBITDA	$51,550	$49,692	$1,858	3.7%
Adjusted EBITDA Margin	30.8%	30.3%	50 bps	1.7%

New or Acquired Clubs
Revenue
Dues	$20,541	$1,362	$19,179	NM
Food and Beverage	10,970	895	10,075	NM
Golf Operations	12,081	788	11,293	NM
Other	2,808	103	2,705	NM
Revenue	$46,400	$3,148	$43,252	NM
Adjusted EBITDA	$10,208	$153	$10,055	NM

Total Golf and Country Clubs
Revenue	$213,617	$167,186	$46,431	27.8%
Adjusted EBITDA	$61,758	$49,845	$11,913	23.9%
Adjusted EBITDA Margin	28.9%	29.8%	(90) bps	(3.0)%

Same store memberships, excluding managed club memberships	86,133	85,954	179	0.2%
Same store average membership, excluding managed club memberships (1)	85,571	84,965	606	0.7%
Dues per average same store membership, excluding managed club memberships (2)	$854	$828	$26	3.1%
Revenue per average same store membership, excluding managed club memberships (2)	$1,954	$1,931	$23	1.2%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenue for same store golf and country clubs increased $3.2 million, or 1.9%, for the twelve weeks ended June 16, 2015 compared to the twelve weeks ended June 17, 2014 due primarily to increases in dues and food and beverage revenue offset by a decrease in golf operations and other revenue. Dues revenue increased $2.7 million, or 3.9%, primarily due to a rate increase in dues per same store average membership, greater participation in the O.N.E. program and an increase in the number of memberships. Food and beverage revenue increased $1.2 million, or 3.0%, primarily due to a 5.9% increase in private party revenue driven by increased spend in corporate private events. Other revenue decreased $0.4 million largely due to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships. Golf operations revenue decreased $0.4 million, or 0.9%, due to lower greens fees and cart fees resulting from inclement weather, primarily in Texas, leading to fewer golf rounds.

Adjusted EBITDA for same store golf and country clubs increased $1.9 million, or 3.7%, for the twelve weeks ended June 16, 2015 compared to the twelve weeks ended June 17, 2014, largely due to the increase in higher margin dues revenue combined with improved margins in food and beverage and well controlled variable payroll costs. As a result, same store Adjusted EBITDA margin for the twelve weeks ended June 16, 2015 increased 50 basis points over the twelve weeks ended June 17, 2014.

New or acquired clubs includes the results, from the date of acquisition, for all clubs acquired or opened in the twenty-four weeks ended June 16, 2015 and fiscal year 2014, including our acquisition of Sequoia Golf on September 30, 2014. New and acquired clubs contributed revenues of $46.4 million and Adjusted EBITDA of $10.2 million during the twelve weeks ended June 16, 2015, which was largely related to Sequoia Golf.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended June 16, 2015 and June 17, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$18,555	$17,804	$751	4.2%
Food and Beverage	23,732	22,189	1,543	7.0%
Other	2,637	2,636	1	—%
Revenue	$44,924	$42,629	$2,295	5.4%
Adjusted EBITDA	$9,198	$8,246	$952	11.5%
Adjusted EBITDA Margin	20.5%	19.3%	120 bps	6.2%

New or Acquired Clubs
Revenue	$1,111	$1	$1,110	NM
Adjusted EBITDA	$52	$(56)	$108	NM

Total Business, Sports and Alumni Clubs
Revenue	$46,035	$42,630	$3,405	8.0%
Adjusted EBITDA	9,250	8,190	$1,060	12.9%
Adjusted EBITDA Margin	20.1%	19.2%	90 bps	4.7%

Same store memberships, excluding managed club memberships	54,508	55,133	(625)	(1.1)%
Same store average membership, excluding managed club memberships (1)	54,681	54,911	(230)	(0.4)%
Dues per average same store membership, excluding managed club memberships (2)	$339	$324	$15	4.6%
Revenue per average same store membership, excluding managed club memberships (2)	$822	$776	$46	5.9%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenues for same store business, sports and alumni clubs increased $2.3 million, or 5.4%, for the twelve weeks ended June 16, 2015 compared to the twelve weeks ended June 17, 2014 due to increases in and food and beverage revenue and same store dues. Food and beverage revenue increased $1.5 million, or 7.0%, primarily due to a 9.9% increase in private party revenue driven by increased spend in corporate and social private events. Dues revenue increased $0.8 million, or 4.2%, due primarily to a rate increase in dues per same store average membership.

Adjusted EBITDA for same store business, sports and alumni clubs increased $1.0 million, or 11.5%, for the twelve weeks ended June 16, 2015 compared to the twelve weeks ended June 17, 2014, primarily due to increases in food and beverage revenue and higher margin dues revenue. Same store Adjusted EBITDA margin for the twelve weeks ended June 16, 2015 increased 120 basis points compared to the twelve weeks ended June 17, 2014.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended June 16, 2015 and June 17, 2014.

	Twelve Weeks Ended
Other	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(10,789)	$(8,294)	$(2,495)	(30.1)%

Other Adjusted EBITDA decreased $2.5 million, or 30.1%, for the twelve weeks ended June 16, 2015 compared to the twelve weeks ended June 17, 2014 largely due to $1.4 million increase in expense related to the infrastructure to support Sequoia Golf, which was acquired on September 30, 2014 and a $0.5 million decrease in net volume rebates and allowances, which are subject to timing. The remaining increase in expense is largely related to increases in professional fees, payroll and related expenses and software agreements.

Comparison of the Twenty-Four Weeks Ended June 16, 2015 and June 17, 2014

The following table presents key financial information derived from our consolidated condensed statements of operations for the twenty-four weeks ended June 16, 2015 and June 17, 2014.

	Twenty-Four Weeks Ended
	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands)
Total revenues	$465,819	$377,141	$88,678	23.5%
Club operating costs and expenses exclusive of depreciation (1)	348,861	279,514	69,347	24.8%
Depreciation and amortization	47,054	33,245	13,809	41.5%
Loss on disposals of assets	9,722	4,603	5,119	111.2%
Impairment of assets	1,070	895	175	19.6%
Equity in loss (earnings) from unconsolidated ventures	455	(833)	1,288	154.6%
Selling, general and administrative	34,621	27,184	7,437	27.4%
Operating income	24,036	32,533	(8,497)	(26.1)%
Interest and investment income	1,679	169	1,510	893.5%
Interest expense	(32,417)	(31,298)	(1,119)	(3.6)%
Loss on extinguishment of debt	—	(31,498)	31,498	100.0%
Income (loss) from continuing operations before income taxes	(6,702)	(30,094)	23,392	77.7%
Income tax benefit	2,205	8,830	(6,625)	(75.0)%
Loss from continuing operations	$(4,497)	$(21,264)	$16,767	78.9%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $465.8 million for the twenty-four weeks ended June 16, 2015 increased $88.7 million, or 23.5%, over the twenty-four weeks ended June 17, 2014, largely due to $79.8 million of revenue attributable to club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Same store golf and country club revenue increased by $6.2 million driven primarily by increases in same store dues and food and beverage revenue which were offset by decreases in golf operations and other revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $3.9 million primarily due to increases in food and beverage revenue and same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”.

Club operating costs and expenses totaling $348.9 million for the twenty-four weeks ended June 16, 2015 increased $69.3 million, or 24.8%, compared to the twenty-four weeks ended June 17, 2014. The increase is due to $69.3 million of club operating costs and expenses from club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014.

Depreciation and amortization expense increased $13.8 million, or 41.5%, during the twenty-four weeks ended June 16, 2015 compared to the twenty-four weeks ended June 17, 2014. Depreciation expense increased $12.6 million due to our increased fixed asset balances primarily related to club acquisitions, including Sequoia Golf, along with reinvention and expansion capital spend. Amortization expense increased $1.2 million due primarily to increased amortization from intangible assets recognized with the Sequoia Golf acquisition.

Loss on disposal of assets for the twenty-four weeks ended June 16, 2015 and June 17, 2014 of $9.7 million and $4.6 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased spend on reinventions and renovations.

Impairment of assets of $1.1 million and $0.9 million for the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively were primarily comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was a loss of $0.5 million and earnings of $0.8 million for the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively. Interest and investment income of $1.7 million in the twenty-four weeks ended June 16, 2015 increased $1.5 million, compared to the twenty-four weeks ended June 17, 2014 due primarily to a gain on our Avendra, LLC equity investment. No gain on our equity investment was recorded during the twenty-four weeks ended June 17, 2014.

Selling, general and administrative expenses of $34.6 million for the twenty-four weeks ended June 16, 2015 increased $7.4 million, or 27.4%, compared to the twenty-four weeks ended June 17, 2014. The major components of selling, general and administrative expenses are shown in the table below.

	Twenty-Four Weeks Ended
Components of selling, general and administrative expense (1)	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$31,723	$22,982	$8,741	38.0%
Capital structure costs	1,345	2,911	(1,566)	(53.8)%
Equity-based compensation	1,553	1,291	262	20.3%
Selling, general and administrative	$34,621	$27,184	$7,437	27.4%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $31.7 million for the twenty-four weeks ended June 16, 2015, an increase of $8.7 million, or 38.0%, compared to the twenty-four weeks ended June 17, 2014. Professional and consulting fees increased $3.7 million largely due to increases in expenses associated with readiness efforts for Section 404(b) of the Sarbanes-Oxley Act and related centralization of administrative processes. We recognized a $2.4 million increase in payroll expense primarily related to the Sequoia Golf acquisition. Other expenses increased $1.7 million largely due to incremental support and integration costs related to recent acquisitions, including Sequoia Golf.

Capital structure costs included within selling, general and administrative expenses of $1.3 million during the twenty-four weeks ended June 16, 2015, largely comprised of costs associated with the seventh amendment to the credit agreement governing the Secured Credit Facilities. Capital structure costs of $2.9 million during the twenty-four weeks ended June 17, 2014 were largely comprised of costs associated with the fifth amendment to the credit agreement governing the Secured Credit Facilities, the early redemption of the Senior Notes and costs associated with a secondary equity offering.

Interest expense totaled $32.4 million and $31.3 million for the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively. The $1.1 million increase of interest expense is primarily comprised of a $10.5 million increase in interest on the term loan facility due to increases to the principal balance and interest rates during fiscal year 2014 offset by a $9.7 million reduction due to the redemption of the Senior Notes during fiscal year 2014. During our second fiscal quarter in 2014, on May 11, 2014, the outstanding balance of the Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.00% through the remainder of the twenty-four weeks ended June 17, 2014. During the twenty-four weeks ended June 16, 2015, the term loan facility bore interest at 4.5% through May 28, 2015 and 4.25% through the remainder of the twenty-four weeks ended June 16, 2015. Additionally, we increased the term loan facility by $250.0 million on September 30, 2014 to fund the Sequoia Golf acquisition.

Loss on extinguishment of debt for the twenty-four weeks ended June 17, 2014 consisted of a $27.5 million redemption premium payment and a write-off of $4.0 million in debt issuance costs both resulting from the redemption of $269.8 million of the Senior Notes. We did not incur any losses on extinguishment of debt during the twenty-four weeks ended June 16, 2015.

Income tax benefit for the twenty-four weeks ended June 16, 2015 decreased $6.6 million compared to the twenty-four weeks ended June 17, 2014, and the effective tax rates were 32.9% and 29.3% for the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twenty-four weeks ended June 16, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and changes in uncertain tax positions, while for the twenty-four weeks ended June 17, 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax benefits and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the twenty-four weeks ended June 16, 2015 and June 17, 2014:

	Twenty-Four Weeks Ended
Consolidated Summary	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands)
Total Revenue	$465,819	$377,141	$88,678	23.5%

Adjusted EBITDA:
Golf and Country Clubs	$106,746	$86,186	$20,560	23.9%
Business, Sports and Alumni Clubs	16,798	14,591	2,207	15.1%
Other	(24,301)	(19,074)	(5,227)	(27.4)%
Total Adjusted EBITDA (1)	$99,243	$81,703	$17,540	21.5%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twenty-four weeks ended June 16, 2015 and June 17, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twenty-Four Weeks Ended
Golf and Country Club Segment	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$144,391	$138,840	$5,551	4.0%
Food and Beverage	67,582	65,873	1,709	2.6%
Golf Operations	63,820	64,549	(729)	(1.1)%
Other	21,785	22,150	(365)	(1.6)%
Revenue	$297,578	$291,412	$6,166	2.1%
Adjusted EBITDA	$90,651	$86,118	$4,533	5.3%
Adjusted EBITDA Margin	30.5%	29.6%	90 bps	3.0%

New or Acquired Clubs
Revenue
Dues	$37,141	$1,558	$35,583	NM
Food and Beverage	15,827	985	14,842	NM
Golf Operations	16,950	834	16,116	NM
Other	5,073	106	4,967	NM
Revenue	$74,991	$3,483	$71,508	NM
Adjusted EBITDA	$16,095	$68	$16,027	NM

Total Golf and Country Clubs
Revenue	$372,569	$294,895	$77,674	26.3%
Adjusted EBITDA	$106,746	$86,186	$20,560	23.9%
Adjusted EBITDA Margin	28.7%	29.2%	(50) bps	(1.7)%

Same store memberships, excluding managed club memberships	86,133	85,954	179	0.2%
Same store average membership, excluding managed club memberships (1)	85,509	84,741	768	0.9%
Dues per average same store membership, excluding managed club memberships (2)	$1,689	$1,638	$51	3.1%
Revenue per average same store membership, excluding managed club memberships (2)	$3,480	$3,439	$41	1.2%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenue for same store golf and country clubs increased $6.2 million, or 2.1%, for the twenty-four weeks ended June 16, 2015 compared to the twenty-four weeks ended June 17, 2014 due primarily to increases in dues and food and beverage revenue offset by a decrease in golf operations and other revenue. Dues revenue increased $5.6 million, or 4.0%, due to a rate increase in dues per same store average membership, greater participation in the O.N.E. program and an increase in the number of memberships. Food and beverage revenue increased $1.7 million, or 2.6%, primarily due to a 2.4% increase in a la carte revenue and a 2.8% increase in private party revenue driven by increased spend in corporate private events. Golf operations revenue decreased $0.7 million, or 1.1%, due to lower cart fees, retail sales and greens fees resulting from inclement weather, primarily in Texas, leading to fewer golf rounds. Other revenue decreased $0.4 million largely due to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships.

Adjusted EBITDA for same store golf and country clubs increased $4.5 million, or 5.3%, for the twenty-four weeks ended June 16, 2015 compared to the twenty-four weeks ended June 17, 2014, largely due to the increase in higher margin dues revenue combined with improved margins in food and beverage and well controlled variable payroll costs. As a result, same store Adjusted EBITDA margin for the twenty-four weeks ended June 16, 2015 increased 90 basis points over the twenty-four weeks ended June 17, 2014.

New or acquired clubs includes the results, from the date of acquisition, for all clubs acquired or opened in the twenty-four weeks ended June 16, 2015 and fiscal year 2014, including our acquisition of Sequoia Golf on September 30, 2014. New and acquired clubs contributed revenues of $75.0 million and Adjusted EBITDA of $16.1 million during the twenty-four weeks ended June 16, 2015, which was largely related to Sequoia Golf.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twenty-four weeks ended June 16, 2015 and June 17, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twenty-Four Weeks Ended
Business, Sports and Alumni Club Segment	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$37,225	$35,689	$1,536	4.3%
Food and Beverage	42,417	40,245	2,172	5.4%
Other	5,307	5,099	208	4.1%
Revenue	$84,949	$81,033	$3,916	4.8%
Adjusted EBITDA	$16,604	$14,663	$1,941	13.2%
Adjusted EBITDA Margin	19.5%	18.1%	140 bps	7.7%

New or Acquired Clubs
Revenue	$2,133	$3	$2,130	NM
Adjusted EBITDA	$194	$(72)	$266	NM

Total Business, Sports and Alumni Clubs
Revenue	$87,082	$81,036	$6,046	7.5%
Adjusted EBITDA	16,798	14,591	$2,207	15.1%
Adjusted EBITDA Margin	19.3%	18.0%	130 bps	7.2%

Same store memberships, excluding managed club memberships	54,508	55,133	(625)	(1.1)%
Same store average membership, excluding managed club memberships (1)	54,786	54,933	(147)	(0.3)%
Dues per average same store membership, excluding managed club memberships (2)	$679	$650	$29	4.5%
Revenue per average same store membership, excluding managed club memberships (2)	$1,551	$1,475	$76	5.2%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenues for same store business, sports and alumni clubs increased $3.9 million, or 4.8%, for the twenty-four weeks ended June 16, 2015 compared to the twenty-four weeks ended June 17, 2014 due to increases in food and beverage revenue and dues. Food and beverage revenue increased $2.2 million, or 5.4%, primarily due to a 8.3% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $1.5 million, or 4.3%, due primarily to a rate increase in dues per same store average membership.

Adjusted EBITDA for same store business, sports and alumni clubs increased $1.9 million, or 13.2%, for the twenty-four weeks ended June 16, 2015 compared to the twenty-four weeks ended June 17, 2014, primarily due to increases in food and beverage revenue and higher margin dues revenue. Same store Adjusted EBITDA margin for the twenty-four weeks ended June 16, 2015 increased 140 basis points compared to the twenty-four weeks ended June 17, 2014.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twenty-four weeks ended June 16, 2015 and June 17, 2014.

	Twenty-Four Weeks Ended
Other	June 16, 2015	June 17, 2014	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(24,301)	$(19,074)	$(5,227)	(27.4)%

Other Adjusted EBITDA decreased $5.2 million, or 27.4%, for the twenty-four weeks ended June 16, 2015 compared to the twenty-four weeks ended June 17, 2014 largely due to $2.6 million increase in expense related to the infrastructure to support Sequoia Golf, which was acquired on September 30, 2014, and a $0.4 million decrease in net volume rebates and allowances, which are subject to timing. The remaining increase in expense is largely related to increases in payroll and related expenses, professional fees, software agreements and insurance.

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

As of June 16, 2015, cash and cash equivalents totaled $50.4 million and we had $57.8 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $108.2 million. As of July 17, 2015, we had $48.3 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $62.0 million and $50.9 million for the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively. The $11.1 million increase in operating cash flows is due largely to an increase in earnings of $4.5 million, after excluding the $6.6 million decrease in income tax benefit, the $12.6 million increase in depreciation expense and the $31.5 million decrease in loss on extinguishment of debt, each of which do not impact operating cash flows, combined with the impact of changes in working capital during the normal course of business.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $106.3 million and $52.7 million for the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively. The $53.6 million increase in cash used for investing activities is primarily due to the $38.7 million increase in cash used for the acquisition of clubs and the $15.5 million increase in capital spent to maintain, renovate and reinvent our existing properties.

Cash Flows used in Financing Activities

Cash flows provided by financing activities totaled $19.7 million and $26.9 million for the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively. During the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively, we borrowed $47.0 million and $11.2 million under our revolving credit facility. During the twenty-four weeks ended June 17, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance to $651.1 million. The proceeds of the additional term loan borrowing of $348.3 million, net of discount, were used to redeem the remaining $269.8 million principal amount of the Senior Notes, pay the related redemption premium of $27.5 million and repay the $11.2 million borrowed under our revolving credit facility earlier in the year.

Additionally, we made scheduled debt repayments of $7.6 million during the twenty-four weeks ended June 16, 2015, which was a $1.8 million increase from the $5.8 million of scheduled debt repayments made during the twenty-four weeks ended June 17, 2014. We paid $1.5 million and $2.6 million for debt issuance and modification costs in the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively, related primarily to debt amendments to the credit agreement governing the Secured Credit Facilities. Additionally, during the twenty-four weeks ended June 16, 2015, we paid $1.5 million more in dividends to our common stockholders due primarily to the increase in our dividend from $0.12 to $0.13 per share of common stock.

Total cash and cash equivalents decreased by $24.7 million during the twenty-four weeks ended June 16, 2015 and increased by $25.1 million during the twenty-four weeks ended June 17, 2014.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties. For the twenty-four weeks ended June 16, 2015 and June 17, 2014, we spent approximately $24.1 million and $14.0 million, respectively, in capitalized costs to maintain our existing properties. During the remainder of fiscal year 2015, we anticipate spending approximately $24.0 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding totaled approximately $82.7 million and $38.6 million for the twenty-four weeks ended June 16, 2015 and June 17, 2014, respectively, including acquisitions of $55.9 million and $17.2 million. We anticipate spending approximately $24.0 million on reinvention and expansion projects during the remainder of fiscal year 2015, excluding any potential future acquisitions.

Future discretionary capital spending amounts are subject to change if additional acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of other factors, including but not limited to those described in Item 1A. Risk Factors of our 2014 Annual Report filed with the SEC on March 12, 2015.

During the twenty-four weeks ended June 16, 2015, on April 7, 2015, we acquired a multi-club portfolio of six golf and country clubs. We anticipate spending approximately $2.0 million in reinvention project capital at these properties during the remainder of fiscal year 2015.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014 and 2015. As of July 17, 2015, the Secured Credit Facilities were comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $48.3 million available for borrowing after deducting $29.7 million of standby letters of credit and $57.0 million of borrowings outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00.

As of July 17, 2015, the interest rate on the term loan facility was a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is July 24, 2020.

As of July 17, 2015, all revolving credit commitments are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

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

As of June 16, 2015, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Senior Secured Leverage Ratio, as defined in the credit agreement governing the Secured Credit Facilities, on a rolling four quarter basis through June 16, 2015:

	Four Quarters Ended
	June 16, 2015
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$229,300
Pro Forma Consolidated Senior Secured Debt (2)	$1,015,814
Senior Secured Leverage Ratio	4.43	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended June 16, 2015:

Four Quarters Ended
June 16, 2015
(in thousands)
Adjusted EBITDA (a)	$213,908
Pro forma adjustment - acquisitions (b)	15,392
Pro Forma Adjusted EBITDA	$229,300

(a)	See ‘‘Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

(b)
The pro forma adjustment gives effect to all acquisitions in the four quarters ended June 16, 2015 as though they had been consummated on the first day of the second quarter of fiscal year 2014 and includes certain expected cost savings.

(2)	The reconciliation of total debt to Pro Forma Consolidated Senior Secured Debt is as follows:

As of June 16, 2015
(in thousands)
Long-term debt (net of current portion and excluding loan discount)	$1,021,672
Current maturities of long-term debt	16,446
Outstanding letters of credit	30,233
Uncollateralized surety bonds	6,126
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(46,826)
Pro Forma Consolidated Senior Secured Debt	$1,015,814
_______________________

(a)
Represents an adjustment reducing total debt by the lesser of Operations' unrestricted cash or $85.0 million. Adjustment includes a $3.5 million pro forma reduction to Operations’ unrestricted cash which reflects the cash interest which would have been paid during the four quarters ended June 16, 2015 if the Sequoia Golf acquisition and the associated increase in the term loan balance had occurred on June 17, 2014.

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

The following table summarizes the components of our interest expense for the twelve and twenty-four weeks ended June 16, 2015:

	Twelve Weeks Ended	Twenty-Four Weeks Ended
	June 16, 2015	June 16, 2015
	(in thousands)
Interest expense related to:
Interest related to funded debt (1)	$10,399	$20,684
Capital leases and other indebtedness (2)	329	731
Amortization of debt issuance costs and term loan discount	629	1,251
Notes payable related to certain Non-Core Development Entities	245	490
Accretion of discount on member deposits	4,684	9,261
Total Interest expense	$16,286	$32,417
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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of June 16, 2015. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2014 Annual Report filed with the SEC on March 12, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of June 16, 2015, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) 4.25% “Floor” or (ii) an elected LIBOR plus a margin of 3.25%. Therefore, the term loan facility is effectively subject to a 4.25% Floor until LIBOR exceeds 1.0%. As of July 17, 2015, the three month LIBOR was 0.29%, which is below 1.0%, such that a hypothetical 0.5% increase in LIBOR would not result in an increase in interest expense.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and one business club in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the twenty-four weeks ended June 16, 2015.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the twenty-four weeks ended June 16, 2015 totaled approximately $0.3 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of the Exchange Act) as of June 16, 2015. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 16, 2015.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 16, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We have updated the risk factors below. There have been no other material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2014 Annual Report filed with the SEC on March 12, 2015, which is accessible on the SEC's website at www.sec.gov.

Risks Relating to Our Capital Structure

Affiliates of KSL may continue to be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

As of June 16, 2015, affiliates of KSL beneficially owned approximately 29% of our common stock. As a result, investment funds associated with or designated by affiliates of KSL will continue to have the ability to nominate a percentage (determined, pursuant to our amended and restated articles of incorporation, in proportion to their collective ownership of our common stock) of the total number of members constituting our Board of Directors and thereby may be able to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated articles of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, until such time as affiliates of KSL substantially reduce their stake in our company. In addition, the interests of affiliates of KSL may not in all cases be aligned with your interests. KSL may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, KSL may be interested in making acquisitions that increase our indebtedness or in selling revenue‑generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

KSL is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

Our amended and restated articles of incorporation provide that none of KSL’s affiliates or any director who is not employed by us, or affiliates of such director, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KSL’s affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as affiliates of KSL continue to own a significant amount of our combined voting power, even if such amount is less than 30%, KSL will continue to be able to influence our decisions and, so long as KSL’s affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, they will be able to nominate individuals to our Board of Directors pursuant to our amended and restated articles of incorporation. In addition, KSL will be able to influence the outcome of all matters requiring stockholder approval and may be able to prevent a change of control or a change in the composition of our Board of Directors and could impede any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

We are no longer a “controlled company” within the meaning of the NYSE rules and the rules of the SEC and are currently in the phase-in period for additional governance requirements under NYSE rules.

As of May 11, 2015, affiliates of KSL ceased to control a majority of the voting power of our outstanding common stock and we ceased to be a “controlled company” within the meaning of the corporate governance standards of the NYSE and became subject to additional corporate governance requirements under NYSE rules, including:

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
The NYSE rules provide for phase-in periods for these requirements, but we must be fully compliant with the new requirements by May 11, 2016. We cannot provide any assurance that we will be able to do so. Currently, we do not have a majority of independent directors nor do our nominating and corporate governance and compensation committees consist entirely of independent directors. During this transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
Fiscal Year 2014
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014

Fiscal Year 2015
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015

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
Form of Amended and Restated Performance Restricted Stock Unit Agreement for awards granted on February 7, 2014 under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.28 on Form 10-K filed by ClubCorp Holdings, Inc. on March 12, 2015)

10.3
Amendment No. 7, dated as of May 28, 2015, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on May 28, 2015)

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
101
The following information from the Company's quarterly report on Form 10-Q for the quarter ended June 16, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations and comprehensive loss for the twelve and twenty-four weeks ended June 16, 2015 and June 17, 2014; (ii) Consolidated condensed balance sheets as of June 16, 2015 and December 30, 2014; (iii) Consolidated condensed statements of cash flows for the twenty-four weeks ended June 16, 2015 and June 17, 2014; (iv) Consolidated condensed statements of changes in equity for the twenty-four weeks ended June 16, 2015 and June 17, 2014 and (v) Notes to the consolidated condensed financial statements.

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

Date:	July 23, 2015	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	July 23, 2015	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)