Form 10-Q
period 2015-09-08
ClubCorp Holdings, Inc.
filed 2015-10-15
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 8, 2015.

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

As of October 9, 2015, the registrant had 64,747,646 shares of common stock outstanding, with a par value of $0.01.

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited consolidated condensed statements of operations and comprehensive income (loss) for the twelve and thirty-six weeks ended September 8, 2015 and September 9, 2014	3
	Unaudited consolidated condensed balance sheets as of September 8, 2015 and December 30, 2014	4
	Unaudited consolidated condensed statements of cash flows for the thirty-six weeks ended September 8, 2015 and September 9, 2014	5
	Unaudited consolidated condensed statements of changes in equity for the thirty-six weeks ended September 8, 2015 and September 9, 2014	6
	Notes to unaudited consolidated condensed financial statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	57

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Procedures	59
Item 5.	Other Information	59
Item 6.	Exhibits	60

Signatures.		61

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Twelve and Thirty-Six Weeks Ended September 8, 2015 and September 9, 2014

(In thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2015	September 9, 2014	September 8, 2015	September 9, 2014
REVENUES:
Club operations	$189,705	$149,373	$526,966	$418,443
Food and beverage	65,102	54,684	191,785	161,045
Other revenues	553	418	2,428	2,128
Total revenues	255,360	204,475	721,179	581,616

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	168,542	132,774	474,774	377,204
Cost of food and beverage sales exclusive of depreciation	23,191	18,400	65,317	53,338
Depreciation and amortization	24,562	17,160	71,616	50,405
Provision for doubtful accounts	1,373	850	1,876	996
Loss on disposals of assets	3,587	1,744	13,309	6,347
Impairment of assets	1,044	—	2,114	895
Equity in loss (earnings) from unconsolidated ventures	479	(660)	934	(1,493)
Selling, general and administrative	15,348	13,553	49,969	40,737
OPERATING INCOME	17,234	20,654	41,270	53,187

Interest and investment income	2,139	1,366	3,818	1,535
Interest expense	(16,170)	(12,944)	(48,587)	(44,242)
Loss on extinguishment of debt	—	—	—	(31,498)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,203	9,076	(3,499)	(21,018)
INCOME TAX (EXPENSE) BENEFIT	(2,018)	(5,802)	187	3,028
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,185	3,274	(3,312)	(17,990)
Loss from discontinued clubs, net of income tax benefit of $0 and $0 for the twelve weeks ended September 8, 2015 and September 9, 2014, respectively, and $1 and $1 for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively	—	(1)	(2)	(2)
NET INCOME (LOSS)	1,185	3,273	(3,314)	(17,992)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	67	(63)	148	(137)
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$1,252	$3,210	$(3,166)	$(18,129)

NET INCOME (LOSS)	$1,185	$3,273	$(3,314)	$(17,992)
Foreign currency translation, net of tax	(2,196)	(140)	(3,463)	7
OTHER COMPREHENSIVE (LOSS) INCOME	(2,196)	(140)	(3,463)	7
COMPREHENSIVE (LOSS) INCOME	(1,011)	3,133	(6,777)	(17,985)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	67	(63)	148	(137)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(944)	$3,070	$(6,629)	$(18,122)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,621	63,990	64,350	63,905
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,903	64,357	64,350	63,905

EARNINGS (LOSS) PER COMMON SHARE, BASIC:
Income (loss) from continuing operations attributable to ClubCorp	$0.02	$0.05	$(0.05)	$(0.28)
Income (loss) from discontinued clubs attributable to ClubCorp	$—	$—	$—	$—
Net income (loss) attributable to ClubCorp	$0.02	$0.05	$(0.05)	$(0.28)

EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Income (loss) from continuing operations attributable to ClubCorp	$0.02	$0.05	$(0.05)	$(0.28)
Income (loss) from discontinued clubs attributable to ClubCorp	$—	$—	$—	$—
Net income (loss) attributable to ClubCorp	$0.02	$0.05	$(0.05)	$(0.28)

Cash distributions declared per common share	$0.26	$0.24	$0.39	$0.36

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of September 8, 2015 and December 30, 2014

(In thousands of dollars, except share and per share amounts)

	September 8, 2015	December 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,133	$75,047
Receivables, net of allowances of $5,671 and $5,424 at September 8, 2015 and December 30, 2014, respectively	102,753	65,337
Inventories	23,667	20,931
Prepaids and other assets	16,539	15,776
Deferred tax assets, net	26,145	26,574
Total current assets	216,237	203,665
Investments	4,311	5,774
Property and equipment, net (includes $9,501 and $9,422 related to VIEs at September 8, 2015 and December 30, 2014, respectively)	1,538,218	1,474,763
Notes receivable, net of allowances of $758 and $704 at September 8, 2015 and December 30, 2014, respectively	5,908	8,262
Goodwill	312,811	312,811
Intangibles, net	32,622	34,960
Other assets	23,549	24,836
TOTAL ASSETS	$2,133,656	$2,065,071

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$17,409	$18,025
Membership initiation deposits - current portion	147,961	135,583
Accounts payable	32,152	31,948
Accrued expenses	40,563	44,424
Accrued taxes	24,384	21,903
Other liabilities	95,383	59,550
Total current liabilities	357,852	311,433
Long-term debt (includes $13,144 and $13,302 related to VIEs at September 8, 2015 and December 30, 2014, respectively)	1,021,864	965,187
Membership initiation deposits	204,175	203,062
Deferred tax liability, net	238,946	244,113
Other liabilities (includes $22,993 and $22,268 related to VIEs at September 8, 2015 and December 30, 2014, respectively)	120,988	120,417
Total liabilities	1,943,825	1,844,212
Commitments and contingencies (See Note 14)

EQUITY
Common stock of ClubCorp Holdings, Inc., $0.01 par value, 200,000,000 shares authorized; 64,744,547 and 64,443,332 issued and outstanding at September 8, 2015 and December 30, 2014, respectively	647	644
Additional paid-in capital	269,823	293,006
Accumulated other comprehensive loss	(7,753)	(4,290)
Retained deficit	(82,609)	(79,443)
Total stockholders’ equity	180,108	209,917
Noncontrolling interests in consolidated subsidiaries and variable interest entities	9,723	10,942
Total equity	189,831	220,859
TOTAL LIABILITIES AND EQUITY	$2,133,656	$2,065,071

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Thirty-Six Weeks Ended September 8, 2015 and September 9, 2014

(In thousands of dollars)

	Thirty-Six Weeks Ended
	September 8, 2015	September 9, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,314)	$(17,992)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	69,577	50,103
Amortization	2,040	302
Asset impairments	2,114	895
Bad debt expense	1,937	1,012
Equity in loss (earnings) from unconsolidated ventures	934	(1,493)
Gain on investment in unconsolidated ventures	(3,507)	(1,276)
Distribution from investment in unconsolidated ventures	4,035	4,290
Loss on disposals of assets	13,309	6,343
Debt issuance costs and amortization of term loan discount	3,284	5,784
Accretion of discount on member deposits	14,063	14,211
Amortization of above and below market rent intangibles	(245)	(236)
Equity-based compensation	3,510	3,037
Redemption premium payment included in loss on extinguishment of debt	—	27,452
Net change in deferred tax assets and liabilities	(4,738)	(8,098)
Net change in prepaid expenses and other assets	(3,206)	(4,390)
Net change in receivables and membership notes	(29,269)	3,462
Net change in accounts payable and accrued liabilities	(1,967)	(8,204)
Net change in other current liabilities	34,555	(443)
Net change in other long-term liabilities	(4,498)	3,594
Net cash provided by operating activities	98,614	78,353
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(76,110)	(55,087)
Acquisition of clubs	(55,877)	(17,187)
Acquisition of Sequoia Golf (escrow deposit)	—	(10,000)
Proceeds from dispositions	578	314
Net change in restricted cash and capital reserve funds	(63)	(287)
Return of capital in equity investments	—	126
Net cash used in investing activities	(131,472)	(82,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(12,046)	(278,668)
Proceeds from new debt borrowings, net of loan discount	—	348,250
Repayments of revolving credit facility borrowings	(10,000)	(11,200)
Proceeds from revolving credit facility borrowings	57,000	11,200
Redemption premium payment	—	(27,452)
Debt issuance and modification costs	(1,493)	(2,930)
Distribution to owners	(25,183)	(22,980)
Share repurchases for tax withholdings related to certain equity-based awards	(1,443)	—
Distributions to noncontrolling interest	(1,071)	—
Proceeds from new membership initiation deposits	520	635
Repayments of membership initiation deposits	(1,078)	(1,075)
Net cash provided by financing activities	5,206	15,780
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(262)	8
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,914)	12,020
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	75,047	53,781
CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,133	$65,801
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31,432	$28,683
Cash paid for income taxes	$4,515	$1,956
Non-cash investing and financing activities are as follows:
Capital lease	$20,881	$14,057

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Thirty-Six Weeks Ended September 8, 2015 and September 9, 2014

(In thousands of dollars, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 31, 2013	63,789,730	$638	$320,274	$(1,070)	$(92,669)	$10,777	$237,950
Issuance of shares related to equity-based compensation	638,650	6	(6)	—	—	—	—
Distributions to owners declared	—	—	(23,187)	—	—	—	(23,187)
Equity-based compensation expense	—	—	3,037	—	—	—	3,037
Net (loss) income	—	—	—	—	(18,129)	137	(17,992)
Other comprehensive income	—	—	—	7	—	—	7
BALANCE - September 9, 2014	64,428,380	$644	$300,118	$(1,063)	$(110,798)	$10,914	$199,815

BALANCE - December 30, 2014	64,443,332	$644	$293,006	$(4,290)	$(79,443)	$10,942	$220,859
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	301,215	3	(1,446)	—	—	—	(1,443)
Distributions to owners declared	—	—	(25,247)	—	—	—	(25,247)
Equity-based compensation expense	—	—	3,510	—	—	—	3,510
Net loss	—	—	—	—	(3,166)	(148)	(3,314)
Other comprehensive loss	—	—	—	(3,463)	—	—	(3,463)
Distributions to noncontrolling interest	—	—	—	—	—	(1,071)	(1,071)
BALANCE - September 8, 2015	64,744,547	$647	$269,823	$(7,753)	$(82,609)	$9,723	$189,831

See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts or unless otherwise indicated)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations' Parent”) and ClubCorp Club Operations, Inc. (“Operations” and, together with Holdings and Operations' Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization (“ClubCorp Formation”) of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs and business, sports and alumni clubs. As of September 8, 2015, approximately 14% of Holdings' common stock was owned by Fillmore CCA Investment, LLC (“Fillmore”), which is wholly owned by an affiliate of KSL Capital Partners, LLC (“KSL”), a private equity fund that invests primarily in the hospitality and leisure business. ClubCorp, together with its subsidiaries, may be referred to as “we”, “us”, “our” or the “Company”.

As of September 8, 2015, we own, lease or operate through joint ventures 148 golf and country clubs and manage 10 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage two business, sports and alumni clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated condensed financial statements reflect the consolidated operations of ClubCorp, its wholly and majority owned subsidiaries and certain variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary. The consolidated condensed financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts have been eliminated. For clubs that we consolidate, revenues from club operations, food and beverage sales, merchandise sales, membership dues and membership initiation payments are recognized in accordance with the revenue recognition policy described within this note.

Investments in certain unconsolidated affiliates are accounted for by the equity method, while investments in other unconsolidated affiliates are accounted for under the cost method in accordance with GAAP. See Note 4.
We have entered into agreements with third-party owners of clubs to act as a managing agent and provide certain services to the third party club owner in exchange for a management fee. The operations of managed clubs are not consolidated. We recognize the contractual management fees as revenue when earned in accordance with GAAP. Additionally, we recognize reimbursements for certain costs of operations at certain managed clubs as revenue.
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

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated condensed financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During the thirty-six weeks ended September 8, 2015 and September 9, 2014, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated condensed statements of operations were $3.3 million and $9.5 million for the twelve and thirty-six weeks ended September 8, 2015, respectively, and $3.0 million and $9.1 million for the twelve and thirty-six weeks ended September 9, 2014, respectively.

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

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2015	September 9, 2014	September 8, 2015	September 9, 2014
Club operating costs exclusive of depreciation	$333	$256	$995	$1,053
Selling, general and administrative	962	693	2,515	1,984
Pre-tax equity-based compensation expense	1,295	949	3,510	3,037
Less: benefit for income taxes	(492)	(548)	(1,302)	(912)
Equity-based compensation expense, net of tax	$803	$401	$2,208	$2,125

As of September 8, 2015, there was approximately $5.4 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Stock Plan. As of September 8, 2015, approximately 2.7 million shares of common stock were available for future issuance under the Stock Plan.

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

On January 17, 2014, and on February 7, 2014, we granted 103,886 and 111,589 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us. On February 7, 2014, we granted 111,610 PSUs, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based thresholds. On September 25, 2014, we granted a total of 14,952 shares of restricted stock to our independent directors, which vested on September 25, 2015.

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

On June 25, 2015, we granted a total of 11,656 shares of restricted stock to certain of our independent directors. On August 4, 2015, we granted 3,028 shares of restricted stock to an independent director. Also, subsequent to the twelve weeks ended September 8, 2015, on September 15, 2015, we granted 3,099 shares of restricted stock to an independent director. These shares vest one year from the date of grant.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-9 (“ASU 2014-9”), Revenue from Contracts with Customers. ASU 2014-9 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. We are still evaluating the impact that our adoption of ASU 2014-9 will have on our consolidated financial position or results of operations.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (“ASU 2015-16), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. We are still evaluating the impact that our adoption of ASU 2015-16 will have on our consolidated financial position or results of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.8 million collateralized by assets of the entity totaling $4.3 million as of September 8, 2015. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of September 8, 2015 total $4.2 million compared to recorded assets of $7.0 million. The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $12.1 million and $11.2 million at September 8, 2015 and December 30, 2014, respectively.

The following summarizes the carrying amount and classification of the VIEs' assets and liabilities in the consolidated condensed balance sheets as of September 8, 2015 and December 30, 2014, net of intercompany amounts:

	September 8, 2015	December 30, 2014
Current assets	$1,795	$962
Fixed assets, net	9,501	9,422
Other assets	846	839
Total assets	$12,142	$11,223

Current liabilities	$1,597	$1,007
Long-term debt	13,144	13,302
Other long-term liabilities	23,513	20,718
Noncontrolling interest	5,706	5,886
Company capital	(31,818)	(29,690)
Total liabilities and equity	$12,142	$11,223

4. INVESTMENTS

Equity method investments in golf and business club ventures total $1.2 million and $1.3 million at September 8, 2015 and December 30, 2014, respectively, and include one active golf club joint venture and one business club joint venture. Our share of earnings in the equity investments is included in equity in loss (earnings) from unconsolidated ventures in the consolidated condensed statements of operations.

We also have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $2.6 million and $4.0 million at September 8, 2015 and December 30, 2014, respectively. Our share of earnings in the equity investment is included in equity in loss (earnings) from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $0.0 million and $2.5 million during the twelve and thirty-six weeks ended September 8, 2015, respectively, and $0.3 million and $2.3 million during the twelve and thirty-six weeks ended September 9, 2014. The difference between the carrying value of the investment and our share of the equity reflected in the joint venture's financial statements at the time of the acquisition of CCI by affiliates of KSL was allocated to intangible assets of the joint venture and is being amortized over approximately 10 years beginning in 2007. The carrying value of these intangible assets was $2.6 million and $4.0 million at September 8, 2015 and December 30, 2014, respectively.

Our equity in net income from Avendra, LLC is shown below:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2015	September 9, 2014	September 8, 2015	September 9, 2014
ClubCorp's equity in net income, excluding amortization	$—	$1,167	$354	$2,967
Amortization	(463)	(463)	(1,390)	(1,390)
ClubCorp's equity in net (loss) income	$(463)	$704	$(1,036)	$1,577

Additionally, we recognized $2.0 million and $3.5 million of return on our equity investment in Avendra within interest and investment income during the twelve and thirty-six weeks ended September 8, 2015, respectively. We recognized $1.3 million of return on our equity investment in Avendra within interest and investment income during the twelve and thirty-six weeks ended September 9, 2014. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of our consolidated condensed statements of cash flows.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of September 8, 2015 and December 30, 2014:

	September 8, 2015		December 30, 2014
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$898,103	$902,232	$897,729	$887,589
Level 3	97,389	88,317	51,534	41,648
Total	$995,492	$990,549	$949,263	$929,237
______________________

(1)
The recorded value for Level 2 Debt is presented net of the $3.0 million and $3.4 million discount as of September 8, 2015 and December 30, 2014, respectively, on the Secured Credit Facilities, as defined in Note 9.

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

The carrying value of financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of September 8, 2015 and December 30, 2014.

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

Property and Equipment—We recognized impairment losses to property and equipment of $1.8 million during the thirty-six weeks ended September 8, 2015, of which $0.8 million was recognized during the twelve weeks ended September 8, 2015, to adjust the carrying amount of certain property and equipment to its fair value of zero due to continued and projected lower operating results as well as changes in the expected holding period of certain fixed assets. We recognized impairment losses of $0.9 million during the thirty-six weeks ended September 9, 2014, of which none was recognized during the twelve weeks ended September 9, 2014, to adjust the carrying amount of certain property and equipment to its fair value of $0.2 million due to continued and projected lower operating results at those clubs as well as changes in the expected holding period of certain fixed assets. The valuation methods used to determine fair value included an evaluation of the sales price of comparable real estate properties (‘‘Sales comparison approach’’), an analysis of discounted future cash flows using a risk-adjusted discount rate (‘‘Income Approach’’), and consideration of historical cost adjusted for economic obsolescence (‘‘Cost Approach’’). The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at September 8, 2015 and December 30, 2014:

	September 8, 2015	December 30, 2014
Land and non-depreciable land improvements	$601,214	$589,975
Depreciable land improvements	475,092	445,979
Buildings and recreational facilities	505,971	482,493
Machinery and equipment	259,453	225,103
Leasehold improvements	107,626	104,904
Furniture and fixtures	95,862	85,800
Construction in progress	9,322	6,284
	2,054,540	1,940,538
Accumulated depreciation	(516,322)	(465,775)
Total	$1,538,218	$1,474,763

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at September 8, 2015 and December 30, 2014:

		September 8, 2015			December 30, 2014
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,070		2,070	2,042		2,042
Intangible assets with finite lives:
Member Relationships	2-7 years	2,866	$(1,486)	1,380	2,866	$(539)	2,327
Management Contracts	1-10 years	4,680	(917)	3,763	5,698	(866)	4,832
Trade names	2 years	1,100	(481)	619	1,100	(131)	969
Total		$35,506	$(2,884)	$32,622	$36,496	$(1,536)	$34,960

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible asset amortization expense was $0.7 million and $2.0 million for the twelve and thirty-six weeks ended September 8, 2015, respectively, and $0.1 million and $0.3 million for the twelve and thirty-six weeks ended September 9, 2014, respectively. We recognized impairment losses to intangible assets of $0.3 million for the twelve and thirty-six weeks ended September 8, 2015. There were no impairments recorded during the twelve and thirty-six weeks ended September 9, 2014.

For each of the five years subsequent to 2014 and thereafter the amortization expense is expected to be as follows:

Year	Amount
Remainder of 2015	$867
2016	1,928
2017	870
2018	719
2019	450
Thereafter	928
Total	$5,762

Goodwill—The following table shows goodwill balances for each of our reporting units, which are the same as our reportable segments. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 30, 2014	$167,460	$145,351	$312,811
September 8, 2015	$167,460	$145,351	$312,811

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at September 8, 2015 and December 30, 2014:

	September 8, 2015	December 30, 2014
Accrued compensation	$25,342	$29,273
Accrued interest	7,895	7,428
Other accrued expenses	7,326	7,723
Total accrued expenses	$40,563	$44,424

Taxes payable other than federal income taxes (1)	$24,384	$21,903
Total accrued taxes	$24,384	$21,903

Advance event and other deposits	$31,860	$15,584
Unearned dues	30,779	12,819
Deferred membership revenues	12,031	10,937
Insurance reserves	8,872	8,464
Distributions to owners declared, but unpaid	8,459	8,384
Other current liabilities	3,382	3,362
Total other current liabilities	$95,383	$59,550
______________________

(1)	We had no federal income taxes payable as of September 8, 2015 and December 30, 2014.

Other long-term liabilities consist of the following at September 8, 2015 and December 30, 2014:

	September 8, 2015	December 30, 2014
Uncertain tax positions	$8,368	$7,670
Deferred membership revenues	45,260	42,894
Casualty insurance loss reserves - long term portion	13,566	14,162
Above market lease intangibles	414	774
Deferred rent	28,662	27,838
Accrued interest on notes payable related to Non-Core Development Entities	22,909	22,174
Other	1,809	4,905
Total other long-term liabilities	$120,988	$120,417

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014 and 2015. As of September 8, 2015, the Secured Credit Facilities were comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $58.3 million available for borrowing, after deducting $29.7 million of standby letters of credit outstanding and $47.0 million of outstanding borrowings.

As of September 8, 2015, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is July 24, 2020. Operations and its restricted subsidiaries are required to maintain a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) of no greater than 5.00:1.00 as of the end of each fiscal quarter. As of September 8, 2015, Operations' Senior Secured Leverage Ratio was 4.41:1.00.

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

Senior Notes

On November 30, 2010, Operations issued $415.0 million in senior unsecured notes (the “Senior Notes”), bearing interest at 10.0% and maturing December 1, 2018. On October 28, 2013, Operations repaid $145.3 million in aggregate principal of Senior Notes at a redemption price of 110.00%, plus accrued and unpaid interest thereon. On April 11, 2014, Operations provided notice to the trustee for the Senior Notes that Operations had elected to redeem all of the remaining outstanding Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million was accounted for as loss on extinguishment of debt during the twelve weeks ended June 17, 2014.

Mortgage Loans

Stonebriar / Monarch Loan—In July 2008, we entered into a secured mortgage loan with General Electric Capital Corporation for $32.0 million (the “Stonebriar / Monarch Loan”). As of September 8, 2015, the maturity date is November 2015 with two twelve month options to extend the maturity date through November 2017, upon satisfaction of certain conditions of the loan agreement. On June 11, 2015, we were notified that the Stonebriar / Monarch Loan was assigned to an affiliate of Blackstone Mortgage Trust, Inc. As of September 8, 2015, we expected to meet the required conditions and currently intend to extend the maturity date to November 2017.

Atlantic Capital Bank—In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with twenty-five year amortization. Effective May 6, 2015, we amended the loan agreement with Atlantic Capital Bank to extend the maturity date to April 2020.

BancFirst—In May 2013, in connection with the acquisition of Oak Tree Country Club, we assumed a mortgage loan with BancFirst for $5.0 million with an original maturity of October 2014 and two twelve month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. On October 1, 2014, we extended the term of the loan to October 1, 2015. As of September 8, 2015, we expected to meet the required conditions and intended to extend the maturity date of the loan. Effective October 1, 2015, we extended the term of the loan to October 1, 2016.

Long-term borrowings and lease commitments as of September 8, 2015 and December 30, 2014, are summarized below:

	September 8, 2015		December 30, 2014
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Secured Credit Facilities
Term Loan, gross of discount	$901,106	4.25%	$901,106	4.50%	As of September 8, 2015, greater of (i) 4.25% or (ii) an elected LIBOR + 3.25%; as of December 30, 2014, greater of (i) 4.5% or (ii) an elected LIBOR + 3.5%	2020
Revolving Credit Borrowings - ($135,000 capacity) (1)	47,000	3.20%	—	3.26%	LIBOR plus a margin of 3.0%	2018
Mortgage Loans
Stonebriar / Monarch Loan	29,268	6.00%	29,738	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Atlantic Capital Bank	3,227	4.50%	3,333	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2020
BancFirst	3,921	4.50%	4,266	4.50%	Greater of (i) 4.5% or (ii) prime rate	2016
Other indebtedness	2,136	4.00% - 8.60%	2,360	4.00% - 8.60%	Fixed	Various
	998,495		952,640
Capital leases	43,781		33,949
	1,042,276		986,589
Less current portion	(17,409)		(18,025)
Less discount on the Secured Credit Facilities' Term Loan	(3,003)		(3,377)
Long-term debt	$1,021,864		$965,187
______________________

(1)
As of September 8, 2015, the revolving credit facility had capacity of $135.0 million, which was reduced by the $47.0 million outstanding balance and $29.7 million of standby letters of credit outstanding, leaving $58.3 million available for borrowing.

(2)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2014 and thereafter is as follows. This table reflects the contractual maturity dates as of September 8, 2015.

Year	Debt	Capital Leases	Total
Remainder of 2015	$404	$5,315	$5,719
2016	4,906	14,556	19,462
2017	28,977	11,486	40,463
2018	47,499	7,807	55,306
2019	434	3,702	4,136
Thereafter	916,275	915	917,190
Total	$998,495	$43,781	$1,042,276

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

Our annual effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes. Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve and thirty-six weeks ended September 8, 2015 and was 63.0% and 5.4%, respectively, compared to 63.9% and 14.4% for the twelve and thirty-six weeks ended September 9, 2014, respectively. For the twelve and thirty-six weeks ended September 8, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and changes in uncertain tax positions, while for the twelve and thirty-six weeks ended September 9, 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax positions and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

As of September 8, 2015 and December 30, 2014, we have recorded $8.4 million and $7.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $2.5 million and $1.4 million, respectively, which are included in other liabilities in the consolidated condensed balance sheets for both periods. If we were to prevail on all uncertain tax positions, the net effect would be an income tax benefit of approximately $5.8 million, exclusive of any benefits related to interest and penalties.

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

As of September 8, 2015, the statute of limitations has expired for U.S. federal income taxes for the 2010 tax year. However, the 2010 tax year remains open under statute for most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general, tax years 2009 through 2014 remain open under statute; although certain prior years are also open as a result of the tax proceedings described below.

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

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status of the matters being litigated in Mexico. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of September 8, 2015.

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

Sequoia Golf—On September 30, 2014, we completed the Sequoia Golf acquisition, which was executed through the purchase of all the equity interests in each of Sequoia Golf Holdings, LLC and Parthenon-Sequoia Ltd. (“Sequoia Golf”). On the date of acquisition, Sequoia Golf was comprised of 30 owned golf and country clubs and 20 leased or managed clubs. The total purchase price was $260.0 million, net of $5.6 million of cash acquired and after customary closing adjustments including net working capital. The acquisition was funded through net proceeds of $244.6 million, net of discount and debt issuance costs, from incremental term loan borrowings under the Secured Credit Facilities and from cash and cash equivalents. See Note 9 for further description of the incremental term loan borrowings.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

During the thirty-six weeks ended September 8, 2015, nine management agreements were terminated, including a management agreement with Shoreby Club, a business and sports club located in Bratenahl, Ohio, a multi-course management agreement for Klein Creek Golf Club, a public golf course located in Winfield, Illinois, The Grove Country Club, a private country club located in Long Grove, Illinois, The Royal Fox Country Club and The Royal Hawk Country Club, private country clubs both located in St. Charles, Illinois, a management agreement with Smoke Rise Country Club, a private country club located in Stone Mountain, Georgia, a management agreement with Stone Creek Golf Club, a semi-private country club located in Ocala, Florida, a management agreement with Regatta Bay Golf and Country Club, a private country club located in Destin, Florida, and a management agreement with University of Massachusetts Club, an alumni club located in Boston, Massachusetts. During the fiscal year ended December 30, 2014, five management agreements were terminated, including a management agreement with Hollytree Country Club, a private country club located in Tyler, Texas, three management agreements acquired with the Sequoia Golf acquisition which terminated after acquisition, and a management agreement with Paragon Club of Hefei, a business club located in Hefei, China. No gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL and the acquisition of Sequoia Golf on September 30, 2014. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the four quarters ended September 8, 2015 as though they had been consummated on the first day of the fourth quarter of fiscal year 2014 and includes certain expected cost savings.

Golf and country club operations consist of private country clubs, golf clubs and public golf facilities. Private country clubs provide at least one 18-hole golf course and various other recreational amenities that are open to members and their guests. Golf clubs provide both private and public golf play and usually offer fewer recreational amenities than private country clubs. Public golf facilities are open to the public and generally provide the same amenities as golf clubs.

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

The table below shows summarized financial information by segment for the twelve and thirty-six weeks ended September 8, 2015, and September 9, 2014:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2015	September 9, 2014	September 8, 2015	September 9, 2014
Golf and Country Clubs
Revenues	$210,966	$164,772	$583,465	$459,667
Adjusted EBITDA	58,146	46,830	164,823	133,016

Business, Sports and Alumni Clubs
Revenues	$40,556	$38,878	$127,542	$119,818
Adjusted EBITDA	5,989	5,702	22,692	20,198

Other
Revenues	$6,951	$2,440	$18,280	$6,473
Adjusted EBITDA	(9,203)	(7,213)	(33,504)	(26,287)

Elimination of intersegment revenues and segment reporting adjustments	$(3,317)	$(2,446)	$(10,118)	$(7,402)
Revenues relating to divested clubs (1)	204	831	2,010	3,060

Total
Revenues	$255,360	$204,475	$721,179	$581,616
Adjusted EBITDA	54,932	45,319	154,011	126,927
______________________

(1)	When clubs are divested, the associated revenues are excluded from segment results for all periods presented.

	As of
Total Assets	September 8, 2015	December 30, 2014
Golf and Country Clubs	$1,584,468	$1,483,856
Business, Sports and Alumni Clubs	94,200	92,525
Other	454,988	488,690
Consolidated	$2,133,656	$2,065,071

The following table presents revenue by product type for the twelve and thirty-six weeks ended September 8, 2015 and September 9, 2014:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2015	September 9, 2014	September 8, 2015	September 9, 2014
Revenues by Type
Dues	$116,435	$92,592	$338,037	$270,616
Food and beverage	65,102	54,684	191,785	161,045
Golf	49,118	38,249	123,217	97,577
Other	24,705	18,950	68,140	52,378
Total	$255,360	$204,475	$721,179	$581,616

The table below provides a reconciliation of our net income (loss) to Adjusted EBITDA for the twelve and thirty-six weeks ended September 8, 2015 and September 9, 2014:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 8, 2015	September 9, 2014	September 8, 2015	September 9, 2014
Net income (loss)	$1,185	$3,273	$(3,314)	$(17,992)
Interest expense	16,170	12,944	48,587	44,242
Income tax expense (benefit)	2,018	5,802	(187)	(3,028)
Interest and investment income	(2,139)	(1,366)	(3,818)	(1,535)
Depreciation and amortization	24,562	17,160	71,616	50,405
EBITDA	$41,796	$37,813	$112,884	$72,092
Impairments and disposition of assets (1)	4,631	1,744	15,423	7,242
Loss (income) from discontinued operations and divested clubs (2)	3	(112)	211	(423)
Loss on extinguishment of debt (3)	—	—	—	31,498
Non-cash adjustments (4)	463	464	1,389	1,389
Other adjustments (5)	5,160	3,506	15,450	9,064
Equity-based compensation expense (6)	1,295	949	3,510	3,037
Acquisition adjustment (7)	1,584	955	5,144	3,028
Adjusted EBITDA	$54,932	$45,319	$154,011	$126,927
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

(5)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests of continuing operations, fees and expenses associated with readiness efforts for Section 404(b) of the Sarbanes-Oxley Act and related centralization of administrative processes, acquisition costs, debt amendment costs, equity offering costs, other charges incurred in connection with the ClubCorp Formation and management fees, termination fee and expenses paid to an affiliate of KSL.

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

13. EARNINGS PER SHARE
Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to ClubCorp by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the dilutive effect of equity-based awards that may share in the earnings of ClubCorp when such shares are either issued or vesting restrictions lapse.
Presented below is basic and diluted EPS for the twelve and thirty-six weeks ended September 8, 2015 and September 9, 2014 (in thousands, except per share amounts):

	Twelve Weeks Ended				Thirty-Six Weeks Ended
	September 8, 2015		September 9, 2014		September 8, 2015		September 9, 2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) from continuing operations attributable to ClubCorp	$1,252	$1,252	$3,211	$3,211	$(3,164)	$(3,164)	$(18,127)	$(18,127)
Weighted-average shares outstanding	64,621	64,621	63,990	63,990	64,350	64,350	63,905	63,905
Effect of dilutive equity-based awards	—	282	—	367	—	—	—	—
Total Shares	64,621	64,903	63,990	64,357	64,350	64,350	63,905	63,905
Income (loss) from continuing operations attributable to ClubCorp per share	$0.02	$0.02	$0.05	$0.05	$(0.05)	$(0.05)	$(0.28)	$(0.28)
Potential common shares are excluded from the calculation of diluted EPS because the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. For the thirty-six weeks ended September 8, 2015 and September 9, 2014 the number of potential common shares excluded are 0.3 million and 0.4 million, respectively. Certain of our outstanding restricted stock shares include rights to receive dividends that are subject to the risk of forfeiture if service requirements are not satisfied, thus these shares are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation. Restricted stock shares which have rights to receive dividends that are not subject to the risk of forfeiture are considered participating securities.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

Fiscal Year 2014
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014

Fiscal Year 2015
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015
September 3, 2015	$0.13	October 1, 2015	$8,416	October 15, 2015

14. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of September 8, 2015, we had capital commitments of $18.9 million at certain of our clubs.

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

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At September 8, 2015, we have an immaterial amount recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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

15. RELATED PARTY TRANSACTIONS

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees are payable under such agreement, however we have agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually. The expense associated with this agreement was not material for the twelve and thirty-six weeks ended September 8, 2015 and September 9, 2014.

Effective May 1, 2013, we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain international golf-related consulting services in exchange for an annual fee of $0.1 million. The revenue associated with this contract was immaterial during the twelve and thirty-six weeks ended September 8, 2015 and September 9, 2014.

As of September 8, 2015, we had receivables of $0.2 million and payables of $0.6 million and as of December 30, 2014, we had receivables of $0.2 million and payables of $0.7 million, for outstanding advances from golf and business club ventures in which we have an equity method investment. We recorded $0.1 million and $0.3 million in the twelve and thirty-six weeks ended September 8, 2015, respectively, and $0.1 million and $0.3 million in the twelve and thirty-six weeks ended September 9, 2014, respectively, in management fees from these ventures. As of September 8, 2015 and December 30, 2014, we had a receivable of $3.5 million and $2.3 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

We have entered into arrangements whereby members of certain resorts and clubs owned by affiliates of KSL can pay an upgrade charge to have access to our clubs and facilities. We have revenue sharing arrangements with such resorts and clubs whereby we agree to split the amount of the upgrade charges respectively with such entities. During the twelve and thirty-six weeks ended September 8, 2015 and September 9, 2014 the revenue associated with these arrangements was not material.

We have also entered into arrangements with affiliates of KSL, whereby we remit royalty payments we receive in connection with mineral leases at certain of our golf and country clubs. During the twelve and thirty-six weeks ended September 8, 2015 and September 9, 2014, royalty payments received in connection with these arrangements were not material.

16. SUBSEQUENT EVENTS

On September 3, 2015, our board of directors declared a cash dividend of $8.4 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on October 1, 2015. This dividend was paid on October 15, 2015.

On September 15, 2015, we granted 3,099 shares of restricted stock to an independent director. These shares vest one year from the date of grant.

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

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness could cause our debt service obligations to increase significantly;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions;

•	complications experienced in integrating acquired businesses and properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	risks related to tax examinations by the IRS;

•	cancellation of indebtedness income resulting from cancellation of certain indebtedness;

•	future sales of our common stock could cause the market price to decline;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	our stock price may change significantly;

•	our ability to declare and pay dividends;

•	securities analysts could publish information that negatively impacts our stock price and trading volume;

•	anti-takeover provisions could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities;

•	our ability to phase-in certain corporate governance requirements that provide protection to stockholders of other companies prior to the expiration of the phase-in period in May of 2016;

•	“emerging growth company” status as defined in the JOBS Act may impact attractiveness of our common stock to investors; and

•	other factors described herein and in our 2014 Annual Report filed with the Securities and Exchange Commission (“SEC”).

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this quarterly report on Form 10-Q. These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of September 8, 2015, our portfolio of 206 owned or operated clubs, with approximately 185,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 148 golf and country clubs and manage 10 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage two business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 124 of our 158 golf and country clubs. Our golf and country clubs include 131 private country clubs, 16 semi-private clubs and eleven public golf courses. Our business, sports and alumni clubs include 29 business clubs, 11 business and sports clubs, six alumni clubs, and two sports clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club's amenities. One such program is our Optimal Network Experiences program (“O.N.E.”), an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of September 8, 2015, approximately 49% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 39% of memberships that were enrolled in one or more of our upgrade programs as of December 30, 2014. As of September 8, 2015, 152 of our clubs, including those acquired with the Sequoia Golf acquisition, offered O.N.E., compared to 89 as of December 30, 2014.

The following tables present our membership counts for same store and new or acquired clubs at the end of the periods indicated. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs at each point in time, are denoted by “NM”.

	September 8, 2015	December 30, 2014	Change	% Change
Golf and Country Clubs
Same store clubs, excluding managed clubs (1)	86,482	84,884	1,598	1.9%
Managed same store clubs (1)	988	966	22	2.3%
New or acquired clubs, excluding managed clubs (2)	32,014	26,574	5,440	NM
Newly added managed clubs (3)	3,508	3,237	271	NM
Total Golf and Country Clubs	122,992	115,661	7,331	6.3%
Business, Sports and Alumni Clubs
Same store clubs, excluding managed clubs (1)	54,490	55,064	(574)	(1.0)%
Managed same store clubs (1)	5,233	5,329	(96)	(1.8)%
New or acquired clubs, excluding managed clubs (2)	2,176	1,651	525	NM
Newly added managed clubs (3)	—	—	—	NM
Total Business, Sports and Alumni Clubs (4)	61,899	62,044	(145)	(0.2)%
Total
Same store clubs, excluding managed clubs (1)	140,972	139,948	1,024	0.7%
Managed same store clubs (1)	6,221	6,295	(74)	(1.2)%
New or acquired clubs, excluding managed clubs (2)	34,190	28,225	5,965	NM
Newly added managed clubs (3)	3,508	3,237	271	NM
Total memberships at end of period (4)	184,891	177,705	7,186	4.0%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis”. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or acquired clubs, excluding managed clubs, include those clubs that we are operating currently which were acquired or opened in the thirty-six weeks ended September 8, 2015 and fiscal year 2014 consisting of: The Clubs of Prestonwood, TPC Michigan, TPC Piper Glen, Baylor Club, Oro Valley Country Club, Ravinia Green Country Club, Rolling Green Country Club, Bermuda Run Country Club, Brookfield Country Club, Firethorne Country Club, Temple Hills Country Club, Ford's Colony Country Club, Legacy Golf Club at Lakewood Ranch and 30 owned golf and country clubs, three leased golf and country clubs and one leased sports club acquired through the Sequoia Golf acquisition.

(3)
Newly added managed clubs include those clubs that we are operating currently which were added under management agreements in the thirty-six weeks ended September 8, 2015 and fiscal year 2014 consisting of: River Run Golf & Country Club, Sequoyah National Golf Club and seven managed golf and country clubs acquired through the Sequoia Golf acquisition.

(4)	Does not include certain international club memberships.

	September 9, 2014	December 31, 2013	Change	% Change
Golf and Country Clubs
Same store clubs, excluding managed clubs (1)	83,971	81,569	2,402	2.9%
Managed same store clubs (1)	946	909	37	4.1%
New or acquired clubs, excluding managed clubs (2)	5,262	1,959	3,303	NM
Newly added managed clubs	—	—	—	NM
Total Golf and Country Clubs	90,179	84,437	5,742	6.8%
Business, Sports and Alumni Clubs
Same store clubs, excluding managed clubs (1)	55,281	54,733	548	1.0%
Managed same store clubs (1)	5,243	5,231	12	0.2%
New or acquired clubs, excluding managed clubs (2)	1,120	—	1,120	NM
Newly added managed clubs	—	—	—	NM
Total Business, Sports and Alumni Clubs (3)	61,644	59,964	1,680	2.8%
Total
Same store clubs, excluding managed clubs (1)	139,252	136,302	2,950	2.2%
Managed same store clubs (1)	6,189	6,140	49	0.8%
New or acquired clubs, excluding managed clubs (2)	6,382	1,959	4,423	NM
Newly added managed clubs	—	—	—	NM
Total memberships at end of period (3)	151,823	144,401	7,422	5.1%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis”. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 31, 2013	81	15	3	6	105	1	43	4	1	49
First Quarter 2014 (1)	2	—	—	—	2	—	—	1	—	1
Second Quarter 2014 (2)	2	—	—	—	2	—	1	—	—	1
Third Quarter 2014 (3)	—	—	(1)	—	(1)	—	(1)	—	—	(1)
Fourth Quarter 2014 (4)	31	3	15	—	49	—	1	(1)	—	—
December 30, 2014	116	18	17	6	157	1	44	4	1	50
First Quarter 2015 (5)	2	—	(5)	—	(3)	—	—	(1)	—	(1)
Second Quarter 2015 (6)	6	—	(1)	—	5	—	—	—	—	—
Third Quarter 2015 (7)	—	—	(1)	—	(1)	—	—	(1)	—	(1)
September 8, 2015	124	18	10	6	158	1	44	2	1	48
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

(3)
In July 2014, the management agreement with Hollytree Country Club, a private country club located in Tyler, Texas, was terminated. In August 2014, we combined the membership of two business clubs within downtown Raleigh, North Carolina into one club which is named City Club Raleigh. City Club Raleigh leases and occupies the space formerly occupied by the Cardinal Club. The space formerly occupied by the Capital City Club is no longer under lease.

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

(7)
In June 2015, the management agreement with Regatta Bay Golf and Country Club, a private country club located in Destin, Florida, was terminated. Additionally, in July 2015, the management agreement with University of Massachusetts Club, an alumni club located in Boston, Massachusetts, was terminated.

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
EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 by affiliates of KSL and the acquisition of Sequoia Golf on September 30, 2014. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities contains certain financial and non-financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the four quarters ended September 8, 2015 as though they had been consummated on the first day of the fourth quarter of fiscal year 2014 and includes certain expected cost savings.

The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Thirty-Six Weeks Ended		Four Quarters Ended
	September 8, 2015	September 9, 2014	September 8, 2015	September 9, 2014	September 8, 2015 (8)
	(dollars in thousands)
Net income (loss)	$1,185	$3,273	$(3,314)	$(17,992)	$28,007
Interest expense	16,170	12,944	48,587	44,242	69,554
Income tax expense (benefit)	2,018	5,802	(187)	(3,028)	(38,628)
Interest and investment income	(2,139)	(1,366)	(3,818)	(1,535)	(4,868)
Depreciation and amortization	24,562	17,160	71,616	50,405	102,003
EBITDA	$41,796	$37,813	$112,884	$72,092	$156,068
Impairments and disposition of assets (1)	4,631	1,744	15,423	7,242	21,024
Loss (income) from discontinued operations and divested clubs (2)	3	(112)	211	(423)	(120)
Loss on extinguishment of debt (3)	—	—	—	31,498	—
Non-cash adjustments (4)	463	464	1,389	1,389	2,007
Other adjustments (5)	5,160	3,506	15,450	9,064	31,701
Equity-based compensation expense (6)	1,295	949	3,510	3,037	4,776
Acquisition adjustment (7)	1,584	955	5,144	3,028	7,760
Adjusted EBITDA	$54,932	$45,319	$154,011	$126,927	$223,216
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

(5)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests of continuing operations, acquisition costs, fees and expenses associated with readiness efforts for Section 404(b) of the Sarbanes-Oxley Act and related centralization of administrative processes, debt amendment costs, equity offering costs, other charges incurred in connection with the ClubCorp Formation and management fees, termination fee and expenses paid to an affiliate of KSL.

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

(8)	The four quarters ended September 8, 2015 includes fifty-two weeks.

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended				Thirty-Six Weeks Ended
	September 8, 2015	% of Revenue	September 9, 2014	% of Revenue	September 8, 2015	% of Revenue	September 9, 2014	% of Revenue
	(dollars in thousands, except per share amounts)
Revenues:
Club operations	$189,705	74.3%	$149,373	73.1%	$526,966	73.1%	$418,443	71.9%
Food and beverage	65,102	25.5%	54,684	26.7%	191,785	26.6%	161,045	27.7%
Other revenues	553	0.2%	418	0.2%	2,428	0.3%	2,128	0.4%
Total revenues	255,360		204,475		721,179		581,616

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	168,542	66.0%	132,774	64.9%	474,774	65.8%	377,204	64.9%
Cost of food and beverage sales exclusive of depreciation	23,191	9.1%	18,400	9.0%	65,317	9.1%	53,338	9.2%
Depreciation and amortization	24,562	9.6%	17,160	8.4%	71,616	9.9%	50,405	8.7%
Provision for doubtful accounts	1,373	0.5%	850	0.4%	1,876	0.3%	996	0.2%
Loss on disposals of assets	3,587	1.4%	1,744	0.9%	13,309	1.8%	6,347	1.1%
Impairment of assets	1,044	0.4%	—	—%	2,114	0.3%	895	0.2%
Equity in loss (earnings) from unconsolidated ventures	479	0.2%	(660)	(0.3)%	934	0.1%	(1,493)	(0.3)%
Selling, general and administrative	15,348	6.0%	13,553	6.6%	49,969	6.9%	40,737	7.0%
Operating income	17,234	6.7%	20,654	10.1%	41,270	5.7%	53,187	9.1%

Interest and investment income	2,139	0.8%	1,366	0.7%	3,818	0.5%	1,535	0.3%
Interest expense	(16,170)	(6.3)%	(12,944)	(6.3)%	(48,587)	(6.7)%	(44,242)	(7.6)%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	(31,498)	(5.4)%
Income (loss) from continuing operations before income taxes	3,203	1.3%	9,076	4.4%	(3,499)	(0.5)%	(21,018)	(3.6)%
Income tax (expense) benefit	(2,018)	(0.8)%	(5,802)	(2.8)%	187	—%	3,028	0.5%
Income (loss) from continuing operations	1,185	0.5%	3,274	1.6%	(3,312)	(0.5)%	(17,990)	(3.1)%
Loss from discontinued clubs, net of income tax benefit	—	—%	(1)	—%	(2)	—%	(2)	—%
NET INCOME (LOSS)	1,185	0.5%	3,273	1.6%	(3,314)	(0.5)%	(17,992)	(3.1)%
Net loss (income) attributable to noncontrolling interests	67	—%	(63)	—%	148	—%	(137)	—%
Net income (loss) attributable to ClubCorp	$1,252	0.5%	$3,210	1.6%	$(3,166)	(0.4)%	$(18,129)	(3.1)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,621		63,990		64,350		63,905
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,903		64,357		64,350		63,905

EARNINGS (LOSS) PER COMMON SHARE, BASIC:
Income (loss) from continuing operations attributable to ClubCorp	$0.02		$0.05		$(0.05)		$(0.28)
Income (loss) from discontinued clubs attributable to ClubCorp	$—		$—		$—		$—
Net income (loss) attributable to ClubCorp	$0.02		$0.05		$(0.05)		$(0.28)

EARNINGS (LOSS) PER COMMON SHARE, DILUTED:
Income (loss) from continuing operations attributable to ClubCorp	$0.02		$0.05		$(0.05)		$(0.28)
Income (loss) from discontinued clubs attributable to ClubCorp	$—		$—		$—		$—
Net income (loss) attributable to ClubCorp	$0.02		$0.05		$(0.05)		$(0.28)

Comparison of the Twelve Weeks Ended September 8, 2015 and September 9, 2014

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended September 8, 2015 and September 9, 2014.

	Twelve Weeks Ended
	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands)
Total revenues	$255,360	$204,475	$50,885	24.9%
Club operating costs and expenses exclusive of depreciation (1)	193,106	152,024	41,082	27.0%
Depreciation and amortization	24,562	17,160	7,402	43.1%
Loss on disposals of assets	3,587	1,744	1,843	105.7%
Impairment of assets	1,044	—	1,044	100.0%
Equity in loss (earnings) from unconsolidated ventures	479	(660)	1,139	172.6%
Selling, general and administrative	15,348	13,553	1,795	13.2%
Operating income	17,234	20,654	(3,420)	(16.6)%
Interest and investment income	2,139	1,366	773	56.6%
Interest expense	(16,170)	(12,944)	(3,226)	(24.9)%
Income from continuing operations before income taxes	3,203	9,076	(5,873)	(64.7)%
Income tax expense	(2,018)	(5,802)	3,784	65.2%
Income from continuing operations	$1,185	$3,274	$(2,089)	(63.8)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $255.4 million for the twelve weeks ended September 8, 2015 increased $50.9 million, or 24.9%, over the twelve weeks ended September 9, 2014, largely due to $48.3 million of revenue attributable to club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Same store golf and country club revenue increased by $2.5 million driven primarily by increases in same store dues and food and beverage revenue which were offset by decreases in other revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $0.8 million primarily due to increases in same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”.

Club operating costs and expenses totaling $193.1 million for the twelve weeks ended September 8, 2015 increased $41.1 million, or 27.0%, compared to the twelve weeks ended September 9, 2014. The increase is due to $41.3 million of club operating costs and expenses from club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014, offset by decreased club operating costs of $0.2 million for same store clubs.

Depreciation and amortization expense increased $7.4 million, or 43.1%, during the twelve weeks ended September 8, 2015 compared to the twelve weeks ended September 9, 2014. Depreciation expense increased $6.8 million due to our increased fixed asset balances primarily related to club acquisitions in 2014 and 2015, including Sequoia Golf, along with reinvention and expansion capital spend. Amortization expense increased $0.6 million due primarily to increased amortization from intangible assets recognized with the Sequoia Golf acquisition.

Loss on disposal of assets for the twelve weeks ended September 8, 2015 and September 9, 2014 of $3.6 million and $1.7 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased spend on reinventions and renovations.

Impairment of assets of $1.0 million for the twelve weeks ended September 8, 2015 were primarily comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value due to lower operating results at those clubs as well as changes in the expected holding period of certain fixed assets.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was a loss of $0.5 million and income of $0.7 million for the twelve weeks ended September 8, 2015 and September 9, 2014, respectively. Interest and investment income of $2.1 million in the twelve weeks ended September 8, 2015 increased $0.8 million, compared to the twelve weeks ended September 9, 2014 due primarily to increased returns on our Avendra, LLC equity investment.

Selling, general and administrative expenses of $15.3 million for the twelve weeks ended September 8, 2015 increased $1.8 million, or 13.2%, compared to the twelve weeks ended September 9, 2014. The major components of selling, general and administrative expenses are shown in the table below.

	Twelve Weeks Ended
Components of selling, general and administrative expense (1)	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$13,892	$12,284	$1,608	13.1%
Capital structure costs	494	576	(82)	(14.2)%
Equity-based compensation	962	693	269	38.8%
Selling, general and administrative	$15,348	$13,553	$1,795	13.2%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation allows investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $13.9 million for the twelve weeks ended September 8, 2015, an increase of $1.6 million, or 13.1%, compared to the twelve weeks ended September 9, 2014. Fees and expenses associated with readiness efforts for Section 404(b) of the Sarbanes-Oxley Act and related centralization of administrative processes increased $1.3 million, offset by a $1.6 million decrease in professional and consulting fees due primarily to lower fees associated with acquisitions. We also recognized a $1.2 million increase in payroll expense primarily to support the increased effort for clubs acquired with Sequoia Golf. Other expenses increased $1.1 million largely due to incremental support and integration costs related to recent acquisitions, including Sequoia Golf. Additionally, incentive compensation decreased $0.4 million.

Capital structure costs included within selling, general and administrative expenses of $0.5 million and $0.6 million during the twelve weeks ended September 8, 2015 and the twelve weeks ended September 9, 2014, respectively were largely comprised of costs associated with secondary equity offerings.

Interest expense totaled $16.2 million and $12.9 million for the twelve weeks ended September 8, 2015 and September 9, 2014, respectively. The $3.2 million increase of interest expense is primarily comprised of a $2.9 million increase in interest on the term loan facility due to a $250.0 million increase in the principal balance on September 30, 2014 to fund the Sequoia Golf acquisition and higher interest rates in the twelve weeks ended September 8, 2015. During the twelve weeks ended September 8, 2015, the term loan facility bore interest at 4.25%.

Income tax benefit for the twelve weeks ended September 8, 2015 decreased $3.8 million compared to the twelve weeks ended September 9, 2014, and the effective tax rates were 63.0% and 63.9% for the twelve weeks ended September 8, 2015 and September 9, 2014, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended September 8, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and changes in uncertain tax positions, while for the twelve weeks ended September 9, 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax benefits and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the twelve weeks ended September 8, 2015 and September 9, 2014:

	Twelve Weeks Ended
Consolidated Summary	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands)
Total Revenue	$255,360	$204,475	$50,885	24.9%

Adjusted EBITDA:
Golf and Country Clubs	$58,146	$46,830	$11,316	24.2%
Business, Sports and Alumni Clubs	5,989	5,702	287	5.0%
Other	(9,203)	(7,213)	(1,990)	(27.6)%
Total Adjusted EBITDA (1)	$54,932	$45,319	$9,613	21.2%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended September 8, 2015 and September 9, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$74,183	$71,758	$2,425	3.4%
Food and Beverage	36,467	35,955	512	1.4%
Golf Operations	39,275	39,221	54	0.1%
Other	13,307	13,823	(516)	(3.7)%
Revenue	$163,232	$160,757	$2,475	1.5%
Club operating costs and expenses exclusive of depreciation	$114,981	$114,395	$586	0.5%
Adjusted EBITDA	$48,251	$46,362	$1,889	4.1%
Adjusted EBITDA Margin	29.6%	28.8%	80 bps	2.8%

New or Acquired Clubs
Revenue
Dues	$22,132	$1,891	$20,241	NM
Food and Beverage	10,395	863	9,532	NM
Golf Operations	12,380	1,084	11,296	NM
Other	2,827	177	2,650	NM
Revenue	$47,734	$4,015	$43,719	NM
Club operating costs and expenses exclusive of depreciation	$37,839	$3,547	$34,292	NM
Adjusted EBITDA	$9,895	$468	$9,427	NM

Total Golf and Country Clubs
Revenue	$210,966	$164,772	$46,194	28.0%
Club operating costs and expenses exclusive of depreciation	$152,820	$117,942	$34,878	29.6%
Adjusted EBITDA	$58,146	$46,830	$11,316	24.2%
Adjusted EBITDA Margin	27.6%	28.4%	(80) bps	(2.8)%

Same-store memberships, excluding managed club memberships	86,482	86,563	(81)	(0.1)%
Same-store average membership, excluding managed club memberships (1)	86,308	86,259	49	0.1%
Dues per average same-store membership, excluding managed club memberships (2)	$860	$832	$28	3.4%
Revenue per average same-store membership, excluding managed club memberships (2)	$1,891	$1,864	$27	1.4%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenue for same store golf and country clubs increased $2.5 million, or 1.5%, for the twelve weeks ended September 8, 2015 compared to the twelve weeks ended September 9, 2014 due primarily to increases in dues and food and beverage revenue offset by a decrease in other revenue. Dues revenue increased $2.4 million, or 3.4%, primarily due to a rate increase in dues per same store average membership and a greater participation in the O.N.E. program. Food and beverage revenue increased $0.5 million, or 1.4%, primarily due to a 4.5% increase in a la carte revenue, partially offset by a decrease in private party revenue. Other revenue decreased $0.5 million largely due to lower revenue recognized for membership initiation payments which are being amortized into revenue over the expected lives of active memberships.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $0.1 million, or 0.1%, for the twelve weeks ended September 8, 2015 compared to the twelve weeks ended September 9, 2014. These operating costs, as a percentage of total same store club revenue, were 62.3% and 63.3% for the same periods, respectively.
Costs of food and beverage sales for same store golf and country clubs increased $0.5 million, or 4.0%, for the twelve weeks ended September 8, 2015 compared to the twelve weeks ended September 9, 2014 due primarily to an increase in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 36.2% and 35.3% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs increased $1.9 million, or 4.1%, for the twelve weeks ended September 8, 2015 compared to the twelve weeks ended September 9, 2014, largely due to the increase in higher margin dues revenue combined with well controlled club operating costs and expenses, including labor. As a result, same store Adjusted EBITDA margin for the twelve weeks ended September 8, 2015 increased 80 basis points over the twelve weeks ended September 9, 2014.

New or acquired clubs includes the results, from the date of acquisition, for all clubs acquired or opened in the thirty-six weeks ended September 8, 2015 and fiscal year 2014, including our acquisition of Sequoia Golf on September 30, 2014. New and acquired clubs contributed revenues of $47.7 million and Adjusted EBITDA of $9.9 million during the twelve weeks ended September 8, 2015, which was largely related to Sequoia Golf.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended September 8, 2015 and September 9, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$18,642	$17,942	$700	3.9%
Food and Beverage	18,021	17,933	88	0.5%
Other	2,652	2,612	40	1.5%
Revenue	$39,315	$38,487	$828	2.2%
Club operating costs and expenses exclusive of depreciation	$33,409	$32,580	$829	2.5%
Adjusted EBITDA	$5,906	$5,907	$(1)	—%
Adjusted EBITDA Margin	15.0%	15.3%	(30) bps	(2.0)%

New or Acquired Clubs
Revenue	$1,241	$391	$850	NM
Club operating costs and expenses exclusive of depreciation	$1,158	$596	$562	NM
Adjusted EBITDA	$83	$(205)	$288	NM

Total Business, Sports and Alumni Clubs
Revenue	$40,556	$38,878	$1,678	4.3%
Club operating costs and expenses exclusive of depreciation	$34,567	$33,176	$1,391	4.2%
Adjusted EBITDA	$5,989	$5,702	$287	5.0%
Adjusted EBITDA Margin	14.8%	14.7%	10 bps	0.7%

Same-store memberships, excluding managed club memberships	54,490	55,281	(791)	(1.4)%
Same-store average membership, excluding managed club memberships (1)	54,499	55,207	(708)	(1.3)%
Dues per average same-store membership, excluding managed club memberships (2)	$342	$325	$17	5.2%
Revenue per average same-store membership, excluding managed club memberships (2)	$721	$697	$24	3.4%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenues for same store business, sports and alumni clubs increased $0.8 million, or 2.2%, for the twelve weeks ended September 8, 2015 compared to the twelve weeks ended September 9, 2014 primarily due to increases in same store dues. Dues revenue increased $0.7 million, or 3.9%, due primarily to a rate increase in dues per same store average membership.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs increased $0.7 million, or 2.7%, for the twelve weeks ended September 8, 2015 compared to the twelve weeks ended September 9, 2014. The increase includes higher payroll and payroll related expenses associated with higher revenues. These operating costs, as a percentage of total same store club revenue, were 71.3% and 71.0% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $0.1 million, or 2.0% for the twelve weeks ended September 8, 2015 compared to the twelve weeks ended September 9, 2014 due primarily to increase in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 29.8% and 29.4% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs for the twelve weeks ended September 8, 2015 was consistent with Adjusted EBITDA for the twelve weeks ended September 9, 2014. Same store Adjusted EBITDA margin for the twelve weeks ended September 8, 2015 decreased 30 basis points compared to the twelve weeks ended September 9, 2014.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended September 8, 2015 and September 9, 2014.

	Twelve Weeks Ended
Other	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(9,203)	$(7,213)	$(1,990)	(27.6)%

Other Adjusted EBITDA decreased $2.0 million, or 27.6%, for the twelve weeks ended September 8, 2015 compared to the twelve weeks ended September 9, 2014 largely due to a $1.2 million increase in expense related to the infrastructure to support Sequoia Golf, which was acquired on September 30, 2014, a $0.5 million increase in payroll and a $0.4 million decrease in net volume rebates and allowances and cash distributions from our equity method investments, which are subject to timing.

Comparison of the Thirty-Six Weeks Ended September 8, 2015 and September 9, 2014

The following table presents key financial information derived from our consolidated condensed statements of operations for the thirty-six weeks ended September 8, 2015 and September 9, 2014.

	Thirty-Six Weeks Ended
	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands)
Total revenues	$721,179	$581,616	$139,563	24.0%
Club operating costs and expenses exclusive of depreciation (1)	541,967	431,538	110,429	25.6%
Depreciation and amortization	71,616	50,405	21,211	42.1%
Loss on disposals of assets	13,309	6,347	6,962	109.7%
Impairment of assets	2,114	895	1,219	136.2%
Equity in loss (earnings) from unconsolidated ventures	934	(1,493)	2,427	162.6%
Selling, general and administrative	49,969	40,737	9,232	22.7%
Operating income	41,270	53,187	(11,917)	(22.4)%
Interest and investment income	3,818	1,535	2,283	148.7%
Interest expense	(48,587)	(44,242)	(4,345)	(9.8)%
Loss on extinguishment of debt	—	(31,498)	31,498	100.0%
Loss from continuing operations before income taxes	(3,499)	(21,018)	17,519	83.4%
Income tax benefit	187	3,028	(2,841)	(93.8)%
Loss from continuing operations	$(3,312)	$(17,990)	$14,678	81.6%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $721.2 million for the thirty-six weeks ended September 8, 2015 increased $139.6 million, or 24.0%, over the thirty-six weeks ended September 9, 2014, largely due to $127.5 million of revenue attributable to club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Same store golf and country club revenue increased by $8.6 million driven primarily by increases in same store dues and food and beverage revenue which were offset by decreases in golf operations and other revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $4.7 million primarily due to increases in food and beverage revenue and same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”.

Club operating costs and expenses totaling $542.0 million for the thirty-six weeks ended September 8, 2015 increased $110.4 million, or 25.6%, compared to the thirty-six weeks ended September 9, 2014. The increase is due almost exclusively to $110.0 million of club operating costs and expenses from club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014.

Depreciation and amortization expense increased $21.2 million, or 42.1%, during the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014. Depreciation expense increased $19.5 million due to our increased fixed asset balances primarily related to club acquisitions, including Sequoia Golf, along with reinvention and expansion capital spend. Amortization expense increased $1.7 million due primarily to increased amortization from intangible assets recognized with the Sequoia Golf acquisition.

Loss on disposal of assets for the thirty-six weeks ended September 8, 2015 and September 9, 2014 of $13.3 million and $6.3 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased spend on reinventions and renovations.

Impairment of assets of $2.1 million and $0.9 million for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively, were primarily comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings from unconsolidated ventures or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was a loss of $0.9 million and earnings of $1.5 million for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively. Interest and investment income of $3.8 million in the thirty-six weeks ended September 8, 2015 increased $2.3 million compared to the thirty-six weeks ended September 9, 2014 due primarily to increased returns on our Avendra, LLC equity investment.

Selling, general and administrative expenses of $50.0 million for the thirty-six weeks ended September 8, 2015 increased $9.2 million, or 22.7%, compared to the thirty-six weeks ended September 9, 2014. The major components of selling, general and administrative expenses are shown in the table below.

	Thirty-Six Weeks Ended
Components of selling, general and administrative expense (1)	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$45,616	$35,267	$10,349	29.3%
Capital structure costs	1,838	3,486	(1,648)	(47.3)%
Equity-based compensation	2,515	1,984	531	26.8%
Selling, general and administrative	$49,969	$40,737	$9,232	22.7%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $45.6 million for the thirty-six weeks ended September 8, 2015, an increase of $10.3 million, or 29.3%, compared to the thirty-six weeks ended September 9, 2014. We recognized a $3.5 million increase in payroll expense primarily to support the increased effort for clubs acquired with Sequoia Golf. Other expenses increased $3.4 million largely due to incremental support and integration costs related to recent acquisitions, including Sequoia Golf. Fees and expenses associated with readiness efforts for Section 404(b) of the Sarbanes-Oxley Act and related centralization of administrative processes increased $4.2 million, offset by a $0.9 million decrease in professional and consulting fees primarily due to lower fees associated with acquisitions.

Capital structure costs included within selling, general and administrative expenses of $1.8 million during the thirty-six weeks ended September 8, 2015 were largely comprised of costs associated with the seventh amendment to the credit agreement governing the Secured Credit Facilities and costs associated with secondary equity offerings. Capital structure costs of $3.5 million during the thirty-six weeks ended September 9, 2014 were largely comprised of costs associated with the fifth amendment to the credit agreement governing the Secured Credit Facilities, the early redemption of the Senior Notes and costs associated with a secondary equity offering.

Interest expense totaled $48.6 million and $44.2 million for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively. The $4.3 million increase of interest expense is primarily comprised of a $13.4 million increase in interest on the term loan facility due to increases to the principal balance during fiscal year 2014, and higher interest rates in the thirty-six weeks ended September 8, 2015, offset by a $9.7 million reduction due to the redemption of the Senior Notes during fiscal year 2014. During our second fiscal quarter in 2014, on May 11, 2014, the outstanding balance of the Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.00% through the remainder of the thirty-six weeks ended September 9, 2014. During the thirty-six weeks ended September 8, 2015, the term loan facility bore interest at 4.5% through May 28, 2015 and 4.25% through the remainder of the thirty-six weeks ended September 8, 2015. Additionally, we increased the term loan facility by $250.0 million on September 30, 2014 to fund the Sequoia Golf acquisition.

Loss on extinguishment of debt for the thirty-six weeks ended September 9, 2014 consisted of a $27.5 million redemption premium payment and a write-off of $4.0 million in debt issuance costs both resulting from the redemption of $269.8 million of the Senior Notes. We did not incur any losses on extinguishment of debt during the thirty-six weeks ended September 8, 2015.

Income tax benefit for the thirty-six weeks ended September 8, 2015 decreased $2.8 million compared to the thirty-six weeks ended September 9, 2014, and the effective tax rates were 5.4% and 14.4% for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the thirty-six weeks ended September 8, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and changes in uncertain tax positions, while for the thirty-six weeks ended September 9, 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to state taxes, changes in uncertain tax benefits and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for the thirty-six weeks ended September 8, 2015 and September 9, 2014:

	Thirty-Six Weeks Ended
Consolidated Summary	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands)
Total Revenue	$721,179	$581,616	$139,563	24.0%

Adjusted EBITDA:
Golf and Country Clubs	$164,823	$133,016	$31,807	23.9%
Business, Sports and Alumni Clubs	22,692	20,198	2,494	12.3%
Other	(33,504)	(26,287)	(7,217)	(27.5)%
Total Adjusted EBITDA (1)	$154,011	$126,927	$27,084	21.3%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the thirty-six weeks ended September 8, 2015 and September 9, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Thirty-Six Weeks Ended
Golf and Country Club Segment	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$218,574	$210,598	$7,976	3.8%
Food and Beverage	104,049	101,828	2,221	2.2%
Golf Operations	103,095	103,770	(675)	(0.7)%
Other	35,092	35,973	(881)	(2.4)%
Revenue	$460,810	$452,169	$8,641	1.9%
Club operating costs and expenses exclusive of depreciation	$321,908	$319,689	$2,219	0.7%
Adjusted EBITDA	$138,902	$132,480	$6,422	4.8%
Adjusted EBITDA Margin	30.1%	29.3%	80 bps	2.7%

New or Acquired Clubs
Revenue
Dues	$59,273	$3,449	$55,824	NM
Food and Beverage	26,222	1,848	24,374	NM
Golf Operations	29,330	1,918	27,412	NM
Other	7,830	283	7,547	NM
Revenue	$122,655	$7,498	$115,157	NM
Club operating costs and expenses exclusive of depreciation	$96,734	$6,962	$89,772	NM
Adjusted EBITDA	$25,921	$536	$25,385	NM

Total Golf and Country Clubs
Revenue	$583,465	$459,667	$123,798	26.9%
Club operating costs and expenses exclusive of depreciation	$418,642	$326,651	$91,991	28.2%
Adjusted EBITDA	$164,823	$133,016	$31,807	23.9%
Adjusted EBITDA Margin	28.2%	28.9%	(70) bps	(2.4)%

Same-store memberships, excluding managed club memberships	86,482	86,563	(81)	(0.1)%
Same-store average membership, excluding managed club memberships (1)	85,683	85,046	637	0.7%
Dues per average same-store membership, excluding managed club memberships (2)	$2,551	$2,476	$75	3.0%
Revenue per average same-store membership, excluding managed club memberships (2)	$5,378	$5,317	$61	1.1%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenue for same store golf and country clubs increased $8.6 million, or 1.9%, for the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014 due primarily to increases in same store dues and food and beverage revenue offset by decreases in golf operations and other revenue. Same store dues revenue increased $8.0 million, or 3.8%, due to a rate increase in dues per same store average membership and greater participation in the O.N.E. program. Food and beverage revenue increased $2.2 million, or 2.2%, primarily due primarily to a 3.2% increase in a la carte revenue. Other revenue decreased $0.9 million, or 2.4%, largely due to lower revenue recognized for membership initiation payments which are being amortized into revenue over the expected lives of active memberships. Golf operations revenue decreased $0.7 million, or 0.7%, due to lower cart fees and retail sales resulting from inclement weather, primarily in Texas, leading to fewer golf rounds.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $1.4 million, or 0.5%, for the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014. The increase is primarily related to higher variable operating costs and expenses, partially offset by decreases in utility expenses. These operating costs, as a percentage of total same store club revenue, were 61.8% and 62.7% for the same periods, respectively.
Costs of food and beverage sales for same store golf and country clubs increased $0.8 million, or 2.3% for the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014 due primarily to increase in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 35.5% and 35.4% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs increased $6.4 million, or 4.8%, for the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014, largely due to the increase in higher margin dues revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for the thirty-six weeks ended September 8, 2015 increased 80 basis points over the thirty-six weeks ended September 9, 2014.

New or acquired clubs includes the results, from the date of acquisition, for all clubs acquired or opened in the thirty-six weeks ended September 8, 2015 and fiscal year 2014, including our acquisition of Sequoia Golf on September 30, 2014. New and acquired clubs contributed revenues of $122.7 million and Adjusted EBITDA of $25.9 million during the thirty-six weeks ended September 8, 2015, which was largely related to Sequoia Golf.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the thirty-six weeks ended September 8, 2015 and September 9, 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Thirty-Six Weeks Ended
Business, Sports and Alumni Club Segment	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$55,867	$53,631	$2,236	4.2%
Food and Beverage	60,438	58,178	2,260	3.9%
Other	7,864	7,615	249	3.3%
Revenue	$124,169	$119,424	$4,745	4.0%
Club operating costs and expenses exclusive of depreciation	$101,754	$98,949	$2,805	2.8%
Adjusted EBITDA	$22,415	$20,475	$1,940	9.5%
Adjusted EBITDA Margin	18.1%	17.1%	100 bps	5.8%

New or Acquired Clubs
Revenue	$3,373	$394	$2,979	NM
Club operating costs and expenses exclusive of depreciation	$3,096	$671	$2,425	NM
Adjusted EBITDA	$277	$(277)	$554	NM

Total Business, Sports and Alumni Clubs
Revenue	$127,542	$119,818	$7,724	6.4%
Club operating costs and expenses exclusive of depreciation	$104,850	$99,620	$5,230	5.2%
Adjusted EBITDA	22,692	20,198	$2,494	12.3%
Adjusted EBITDA Margin	17.8%	16.9%	90 bps	5.3%

Same-store memberships, excluding managed club memberships	54,490	55,281	(791)	(1.4)%
Same-store average membership, excluding managed club memberships (1)	54,777	55,007	(230)	(0.4)%
Dues per average same-store membership, excluding managed club memberships (2)	$1,020	$975	$45	4.6%
Revenue per average same-store membership, excluding managed club memberships (2)	$2,267	$2,171	$96	4.4%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenues for same store business, sports and alumni clubs increased $4.7 million, or 4.0%, for the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014 primarily due to increases in food and beverage revenue and same store dues revenue. Food and beverage revenue increased $2.3 million, or 3.9%, primarily due to a 5.6% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $2.2 million, or 4.2%, due primarily to a rate increase in dues per same store average membership.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs increased $2.1 million, or 2.6%, for the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014. The increase include higher payroll and payroll related expenses associated with higher revenues. These operating costs, as a percentage of total same store club revenue, were 68.1% and 69.1% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $0.7 million, or 4.2% for the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014 due primarily to increase in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 28.3% and 28.3% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs increased $1.9 million, or 9.5%, for the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014, primarily due to increases in food and beverage revenue and higher margin dues revenue. Same store Adjusted EBITDA margin for the thirty-six weeks ended September 8, 2015 increased 100 basis points compared to the thirty-six weeks ended September 9, 2014.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the thirty-six weeks ended September 8, 2015 and September 9, 2014.

	Thirty-Six Weeks Ended
Other	September 8, 2015	September 9, 2014	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(33,504)	$(26,287)	$(7,217)	(27.5)%

Other Adjusted EBITDA decreased $7.2 million, or 27.5%, for the thirty-six weeks ended September 8, 2015 compared to the thirty-six weeks ended September 9, 2014 largely due to $3.9 million increase in expense related to the infrastructure to support Sequoia Golf, which was acquired on September 30, 2014, $0.9 million increase in payroll, a $0.8 million decrease in net volume rebates, allowances and cash distributions from our equity method investments, which are subject to timing. The remaining increase in expense is largely related to increases in software maintenance and health insurance expense.

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

As of September 8, 2015, cash and cash equivalents totaled $47.1 million and we had $58.3 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $105.4 million. As of October 9, 2015, we had $58.3 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $98.6 million and $78.4 million for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively. The $20.2 million increase in operating cash flows is due largely to an increase in earnings and positive impact of changes in working capital. Earnings contributed approximately $5.5 million, after excluding the $2.8 million decrease in income tax benefit, the $19.5 million increase in depreciation expense and the $31.5 million decrease in loss on extinguishment of debt, each of which do not impact operating cash flows. Changes in working capital during the normal course of business provided $9.7 million positive impact on cash flows from operations.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $131.5 million and $82.1 million for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively. The $49.4 million increase in cash used for investing activities is primarily due to the $28.7 million increase in cash used for the acquisition of clubs and the $21.0 million increase in capital spent to maintain, renovate and reinvent our existing properties.

Cash Flows used in Financing Activities

Cash flows provided by financing activities totaled $5.2 million and $15.8 million for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively. During the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively, we borrowed $57.0 million and $11.2 million under our revolving credit facility. During the thirty-six weeks ended September 8, 2015, we repaid $10.0 million of outstanding borrowings under our revolving credit facility. During the thirty-six weeks ended September 9, 2014, Operations entered into a fifth amendment to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance to $651.1 million. The proceeds of the additional term loan borrowing of $348.3 million, net of discount, were used to redeem the remaining $269.8 million principal amount of the Senior Notes, pay the related redemption premium of $27.5 million and repay the $11.2 million borrowed under our revolving credit facility earlier in the year.

Additionally, we made scheduled debt repayments of $12.0 million during the thirty-six weeks ended September 8, 2015, which was a $3.1 million increase from the $8.9 million of scheduled debt repayments made during the thirty-six weeks ended September 9, 2014. We paid $1.5 million and $2.9 million for debt issuance and modification costs in the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively, related primarily to debt amendments to the credit agreement governing the Secured Credit Facilities. Additionally, during the thirty-six weeks ended September 8, 2015, we paid $2.2 million more in dividends to our common stockholders due primarily to the increase in our dividend from $0.12 to $0.13 per share of common stock.

Total cash and cash equivalents decreased by $27.9 million during the thirty-six weeks ended September 8, 2015 and increased by $12.0 million during the thirty-six weeks ended September 9, 2014.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties. For the thirty-six weeks ended September 8, 2015 and September 9, 2014, we spent approximately $41.1 million and $22.7 million, respectively, in capitalized costs to maintain our existing properties. During the remainder of fiscal year 2015, we anticipate spending approximately $9.0 million in capital to maintain our existing facilities.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding totaled approximately $90.9 million and $59.6 million for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively, including acquisitions of $55.9 million and $27.2 million. We anticipate spending approximately $25.0 million on reinvention and expansion projects during the remainder of fiscal year 2015, excluding any potential future acquisitions.

Future discretionary capital spending amounts are subject to change if additional acquisitions or expansion opportunities are identified that fit our strategy to expand the business or as a result of other factors, including but not limited to those described in Item 1A. Risk Factors of our 2014 Annual Report filed with the SEC on March 12, 2015.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014 and 2015. As of October 9, 2015, the Secured Credit Facilities were comprised of (i) a $901.1 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $58.3 million available for borrowing after deducting $29.7 million of standby letters of credit and $47.0 million of borrowings outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments, so long as the Senior Secured Leverage Ratio does not exceed 3.75:1.00.

As of October 9, 2015, the interest rate on the term loan facility was a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is July 24, 2020.

As of October 9, 2015, all revolving credit commitments are related to a tranche which matures on September 30, 2018 and bears interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

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

As of September 8, 2015, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Senior Secured Leverage Ratio, as defined in the credit agreement governing the Secured Credit Facilities, on a rolling four quarter basis through September 8, 2015:

	Four Quarters Ended
	September 8, 2015
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$231,119
Pro Forma Consolidated Senior Secured Debt (2)	$1,020,380
Senior Secured Leverage Ratio	4.41	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended September 8, 2015:

Four Quarters Ended
September 8, 2015
(in thousands)
Adjusted EBITDA (a)	$223,216
Pro forma adjustment - acquisitions (b)	7,903
Pro Forma Adjusted EBITDA	$231,119

(a)	See ‘‘Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

(b)
The pro forma adjustment gives effect to all acquisitions in the four quarters ended September 8, 2015 as though they had been consummated on the first day of the fourth quarter of fiscal year 2014 and includes certain expected cost savings.

(2)	The reconciliation of total debt to Pro Forma Consolidated Senior Secured Debt is as follows:

As of September 8, 2015
(in thousands)
Long-term debt (net of current portion and excluding loan discount)	$1,024,867
Current maturities of long-term debt	17,409
Outstanding letters of credit	29,721
Uncollateralized surety bonds	6,611
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(46,391)
Pro Forma Consolidated Senior Secured Debt	$1,020,380
_______________________

(a)
Represents an adjustment reducing total debt by the lesser of Operations' unrestricted cash or $85.0 million. Adjustment includes a $0.7 million pro forma reduction to Operations’ unrestricted cash, which reflects the cash interest which would have been paid during the four quarters ended September 8, 2015 if the Sequoia Golf acquisition and the associated increase in the term loan balance had occurred on September 9, 2014.

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

The following table summarizes the components of our interest expense for the twelve and thirty-six weeks ended September 8, 2015:

	Twelve Weeks Ended	Thirty-Six Weeks Ended
	September 8, 2015	September 8, 2015
	(in thousands)
Interest expense related to:
Interest related to funded debt (1)	$10,074	$30,758
Capital leases and other indebtedness (2)	410	1,141
Amortization of debt issuance costs and term loan discount	638	1,889
Notes payable related to certain Non-Core Development Entities	246	736
Accretion of discount on member deposits	4,802	14,063
Total Interest expense	$16,170	$48,587
_______________________

(1)
Interest expense related to funded debt includes interest on the securities and borrowing under the Secured Credit Facilities, the Stonebriar / Monarch Loan and mortgage loans with Atlantic Capital Bank and BancFirst.

(2)	Includes interest expense on capital leases and other indebtedness (which includes other mortgage loans not included in funded debt above), offset by capitalized interest.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of September 8, 2015. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2014 Annual Report filed with the SEC on March 12, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of September 8, 2015, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) a 4.25% “Floor” or (ii) an elected LIBOR plus a margin of 3.25%. Therefore, the term loan facility is effectively subject to a 4.25% Floor until LIBOR exceeds 1.0%. As of October 9, 2015, the three month LIBOR was 0.32%, which is below 1.0%, such that a hypothetical 0.5% increase in LIBOR would not result in an increase in interest expense.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and one business club in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the thirty-six weeks ended September 8, 2015.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the thirty-six weeks ended September 8, 2015 totaled approximately $0.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of the Exchange Act) as of September 8, 2015. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 8, 2015.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 8, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 8, 2015, affiliates of KSL beneficially owned approximately 14% of our common stock. As a result, investment funds associated with or designated by affiliates of KSL will continue to have the ability to nominate a percentage (determined, pursuant to our amended and restated articles of incorporation, in proportion to their collective ownership of our common stock) of the total number of members constituting our Board of Directors and thereby may be able to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated articles of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, until such time as affiliates of KSL substantially reduce their stake in our company. In addition, the interests of affiliates of KSL may not in all cases be aligned with your interests. KSL may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, KSL may be interested in making acquisitions that increase our indebtedness or in selling revenue‑generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

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
The NYSE rules provide for phase-in periods for these requirements, but we must be fully compliant with the new requirements by May 11, 2016. We cannot provide any assurance that we will be able to do so. Currently, we have a majority of independent directors, but our nominating and corporate governance and compensation committees do not consist entirely of independent directors. During this transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
Fiscal Year 2014
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014

Fiscal Year 2015
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015
September 3, 2015	$0.13	October 1, 2015	$8,416	October 15, 2015

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
101
The following information from the Company's quarterly report on Form 10-Q for the quarter ended September 8, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations and comprehensive loss for the twelve and thirty-six weeks ended September 8, 2015 and September 9, 2014; (ii) Consolidated condensed balance sheets as of September 8, 2015 and December 30, 2014; (iii) Consolidated condensed statements of cash flows for the thirty-six weeks ended September 8, 2015 and September 9, 2014; (iv) Consolidated condensed statements of changes in equity for the thirty-six weeks ended September 8, 2015 and September 9, 2014 and (v) Notes to the consolidated condensed financial statements.

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

Date:	October 15, 2015	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	October 15, 2015	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)