Form 10-K
period 2015-12-29
ClubCorp Holdings, Inc.
filed 2016-02-29
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2015.

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-36074

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

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of $23.64 per share as reported on June 16, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,039,723,940.
As of February 19, 2016, the registrant had 65,248,354 shares of common stock outstanding, with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 29, 2015 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

PART I

ITEM 1.    BUSINESS

Throughout this annual report on Form 10-K (“Form 10-K”), we refer to ClubCorp Holdings, Inc., together with its subsidiaries, as “we”, “us”, “our”, “ClubCorp” or the “Company”. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. References to fiscal years 2015, 2014, and 2013 relate to the 52-week fiscal years ended December 29, 2015 and December 30, 2014, and the 53-week fiscal year ended December 31, 2013, respectively.

Summary

We are a membership-based leisure business and a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of December 29, 2015, our portfolio of 207 owned or operated clubs, with over 183,000 memberships, served over 430,000 individual members. Our facilities are located in 26 states, the District of Columbia and two foreign countries. ClubCorp began with one country club in Dallas, Texas with the premise of providing a first-class club membership experience. We later expanded to encompass multiple locations, making us one of the first companies to enter into the business of professional ownership and operation of private golf and country clubs. In 1966, we established our first business club with the belief that we could profitably apply our principle of delivering quality service and member satisfaction in a related line of business. In December 2006, we were acquired by affiliates of KSL Capital Partners, LLC (“KSL”), a private equity firm specializing in travel and leisure businesses. In September 2013, ClubCorp became a public equity filer on the New York Stock Exchange (the “NYSE”) under the stock symbol “MYCC”.

ClubCorp’s Diverse Portfolio of Owned and Operated Clubs

Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. For fiscal year 2015, golf and country clubs accounted for 81% of our total club revenue and business, sports and alumni clubs accounted for 19% of our total club revenue.

Our golf and country club segment includes a broad variety of clubs designed to appeal to a diverse group of individuals and families who lead an active lifestyle and seek a nearby outlet for golf, tennis, swimming and other activities. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 124 of our 158 golf and country clubs (consisting of over 29 thousand acres of real estate). We own, lease or operate through joint ventures 148 golf and country clubs and manage 10 golf and country clubs. Our golf and country clubs include 133 private country clubs, 16 semi-private clubs and nine public golf courses. Our golf and country clubs are designed to appeal to the entire family, fostering member loyalty which we believe allows us to capture a greater share of our member households’ discretionary leisure spending.

Our business, sports and alumni club segment is designed to provide our members with private upscale locations where they can work, network and socialize. We own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our business, sports and alumni clubs include 30 business clubs, 11 business and sports clubs, six alumni clubs, and two sports clubs. Our business clubs are generally located in office towers or business complexes and cater to business executives, professionals and entrepreneurs with a desire to entertain clients, expand their business networks, work and socialize. Our sports clubs include a variety of fitness and racquet facilities. Our alumni clubs are associated with universities with large alumni networks, and are designed to provide a connection between the university and its alumni and faculty. For example, the Baylor Club, which opened during fiscal year 2014, is located in the recently constructed football stadium of Baylor University and serves as a gathering spot for alumni, faculty and staff, along with the Waco, Texas professional, civic and social community.

For fiscal years 2010 to 2015, total revenue and adjusted EBITDA increased by 8.9% and 9.3%, respectively, on a compounded annual basis. We execute three primary growth strategies: (1) organic growth, (2) reinvention and (3) acquisitions.

Organic growth. As the largest owner-operator of private golf and country clubs in the United States, we believe that our expansive portfolio of clubs allows us to drive membership growth by providing a compelling value proposition through product variety. In 1999, we began leveraging the breadth and geographic diversity of our clubs by offering our members various upgrade offerings to take advantage of our portfolio of clubs and variety of amenities. We have created membership programming, such as our Optimal Network Experience (“O.N.E.”) product which provides members access to benefits and special offerings in their local community, network-wide and beyond, in addition to benefits at their home club. We offer our members privileges throughout our collection of clubs, and we believe that our diverse facilities, recreational offerings and social programming enhance our ability to attract and retain members across a number of demographic groups. We also have alliances with other clubs, resorts and facilities located worldwide through which our members can enjoy additional access, discounts, special offerings and privileges outside of our owned and operated clubs. As of December 29, 2015, approximately 50% of our memberships were enrolled in one or more of our upgrade programs, and associated incremental dues revenue, on a consolidated basis, relating to our upgrade programs accounted for approximately $49.5 million of our total dues revenue for fiscal year 2015.

Reinvention. Through a combination of consumer research, experimentation, capital investment and relevant programming, we have sought to “reinvent” the modern club experience to promote greater usage of our facilities. We believe that higher usage results in additional ancillary spend, such as food and beverage purchases, and improved member retention. For fiscal years 2007 through 2015, we have invested more than $586.0 million of capital to better position and maintain our clubs in their respective markets. This represents an investment of approximately 8.2% of our total revenues, for such period, to reinvent, upgrade, maintain, replace and build new and existing facilities and amenities focused on enhancing our members’ experience. From 2007 through 2015, we “reinvented” 52 golf and country clubs and 23 business, sports and alumni clubs through capital investment. In fiscal year 2016, we plan to invest approximately $20.6 million on major reinvention projects across our same-store clubs. Additionally, we plan to invest approximately $20.3 million to reinvent certain recently acquired clubs. These planned renovations will bring a mixture of contemporary, indoor and outdoor dining, resort-style pool amenities, enhanced private event space and improved golf practice and fitness facilities designed to improve our members’ experience.

Acquisitions. We believe the ability to offer access to our collection of clubs provides us a significant competitive advantage in pursuing acquisitions and that the fragmented nature of the private club industry presents significant opportunities for us to expand our portfolio by leveraging our operational expertise and by taking advantage of market conditions. On September 30, 2014, we completed the acquisition of Sequoia Golf (“Sequoia Golf”) for a purchase price of $260.0 million, net of cash acquired and after customary closing adjustments. On the date of acquisition, Sequoia Golf was comprised of 30 owned golf and country clubs and 20 leased or managed clubs. Following the acquisition, our network of private clubs increased, expanding the geographic cluster model and solidifying market penetration in Atlanta, Georgia and Houston, Texas. In addition, from fiscal year 2010 through 2015, we have spent approximately $128.0 million to acquire 23 other golf and country clubs and over $6.5 million to develop two new alumni clubs, further expanding our portfolio of clubs and broadening the reach of our network. We believe there are many attractive acquisition opportunities available and we continually evaluate and selectively pursue these opportunities to expand our business.

As shown in the following charts, for fiscal year 2015, golf and country clubs accounted for 81% of our total club revenue and business, sports and alumni clubs accounted for 19% of our total club revenue. The following charts provide a breakdown of total revenues for fiscal year 2015. Membership dues totaled $492.6 million, representing 47.0% of our total revenues.

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

Our large base of memberships creates a stable recurring revenue stream. As of December 29, 2015, our owned and operated clubs had over 183,000 memberships, including over 430,000 individual members. For fiscal year 2015, membership dues totaled $492.6 million, representing 47.0% of our total revenues. During the same time period, our membership retention was 83.0% in golf and country clubs and 76.9% in business, sports and alumni clubs for a blended retention rate of 80.9%. The following charts present our membership counts and annualized retention rates for our two business segments for the past 10 years:

Membership Counts and Annualized Retention Rates

120,000
100,000
80,000
60,000
40,000
20,000
0
100.0%
90.0%
80.0%
70.0%
84,410
83,724
81,986
80,024
79,656
80,619
82,719
85,397
117,212(1)
121,228
86.1%
85.8%
82.6%
83.0%
82.8%
84.1%
83.6%
83.7%
83.7%
83.0%
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
Golf and Country Club Memberships
Annualized Retention Rate

100,000
80,000
60,000
40,000
20,000
0
100.0%
90.0%
80.0%
70.0%
60.0%
80,983
79,383
73,160
67,032
63,967
62,953
62,046
61,405
63,474
61,900
80.8%
76.5%
73.0%
72.9%
75.8%
76.5%
77.1%
77.2%
77.3%
76.9%
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
Business, Sports and Alumni Club Memberships
Annualized Retention Rate

(1) Membership counts beginning in 2014 include clubs acquired through the Sequoia Golf acquisition. The 2014 annual retention rate excludes the impact of the Sequoia Golf acquisition.

The proven strength and resiliency of our mass affluent membership base from peak to trough is an attractive attribute of our business. We believe that if our members remain satisfied with their club experience, they will remain loyal and frequent users of our clubs, reducing our sensitivity to adverse economic conditions and providing us with operating leverage in favorable economic conditions.

Further, according to our fiscal year 2015 data, the average number of visits per same store membership at one of our clubs is 33 visits per year with an average spend of $4,648 per year, including dues. The average number of visits per same store golf membership at one of our clubs is 58 visits per year with an average spend of $8,360 per year, including dues. Revenue per average membership has steadily increased over the past five years growing 5.4% on a compounded basis and totaling $5,014, $5,237, $5,591, $5,692 and $5,837 for fiscal years 2011, 2012, 2013, 2014 and 2015, respectively. For all fiscal years presented, we calculate average membership using the same store membership count at the beginning and end of the relevant fiscal year which excludes clubs acquired through the Sequoia Golf acquisition on September 30, 2014.

We believe that the demographics of our mass affluent membership base are also an important attribute of our business. According to data provided by Buxton, a database and mapping service, based on the addresses of our members, an analysis of our golf and country club members, excluding certain managed clubs acquired in the Sequoia Golf acquisition, indicates that they have an average annual household income of $180,000 to $200,000 and a primary home value of $520,000 to $610,000. An analysis from the same database of our business, sports and alumni club members indicates that they have an average annual household income of $150,000 to $175,000 and a primary home value of $435,000 to $540,000. We believe that these demographic profiles are more resilient during economic downturns than the general population.

Nationally-Recognized and Award-Winning Clubs. Our golf and country clubs, with approximately 198 18-hole course equivalents as of December 29, 2015, represent the core assets of our company and are strategically concentrated in sunbelt markets and other major metropolitan areas. We believe that our clubs are among the top private golf clubs within their respective markets based on the quality of our facilities, breadth of amenities and number of relevant programs and events. These clubs are anchored by our golf courses, of which approximately one third are designed by some of the world’s best-known golf course architects, including Jack Nicklaus, Arnold Palmer, Tom Fazio, Pete Dye, Arthur Hills, Gary Player, Robert

von Hagge, Bruce Devlin and Robert Trent Jones. Likewise, a number of our clubs have won national and local awards and have appeared on national and local “best of” lists for golf, tennis and dining including:

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

The operations and maintenance of our golf courses and facilities have led to our selection as host of several high-profile events, leading to local and national media recognition as well as event revenue, club utilization and membership sales. In the past year, the following events were played at our courses:

•	The World Golf Championships—Bridgestone Invitational at Firestone Country Club in Akron, Ohio

•	The Insperity Invitational (Champions Tour)—The Woodlands Country Club Tournament Course in The Woodlands, Texas

•	The LPGA ANA Inspiration (formerly the Kraft Nabisco Championship)—Mission Hills Country Club in Rancho Mirage, California

•	The LPGA Volunteers of America North Texas Shootout—Las Colinas Country Club in Irving, Texas

•	The Web.com Midwest Classic Presented by Cadillac at Nicklaus Golf Club—LionsGate in Overland Park, Kansas

Outside of our golf offering, our clubs provide a variety of additional amenities and services that we believe appeal to the whole family, such as well-appointed clubhouses, a variety of dining venues, event and meeting spaces, tennis facilities, exercise studios, personal training, spa services, resort-style pools and water features and outdoor gathering spaces. We offer over 800 tennis courts across 90 clubs, and our Brookhaven Country Club features a nationally-recognized private tennis facility.

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

Expansive Portfolio of Clubs and Alliances Providing Scale. As the largest owner-operator of private golf and country clubs in the United States, we believe that our expansive portfolio of clubs allows us to drive membership growth by providing a compelling value proposition through product variety. By clustering our clubs, many of our members have local access to both urban business-focused clubs as well as suburban family-oriented clubs. For an incremental monthly charge, our reciprocal access program gives our members access to our owned and operated clubs, as well as the facilities of others with which we have an alliance relationship, both domestically and internationally. For example, a member of one of our Dallas-Fort Worth area clubs who participates in the O.N.E. offering could travel to Palm Springs, California and play at the Dinah Shore Tournament Course at our Mission Hills Country Club. As of December 29, 2015, approximately 50% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 39% of memberships as of the end of the prior fiscal year. Further, at the 152 clubs that offer O.N.E., approximately 71% of our golf memberships were enrolled in one or more of our upgrade programs. Incremental dues revenue, on a consolidated basis, relating to our upgrade programs accounted for approximately $49.5 million of our total dues revenue for fiscal year 2015, compared to approximately $37.6 million for fiscal year 2014. By providing members with numerous services and amenities that extend beyond their home clubs to all of the clubs we own and operate and the clubs with which we have alliances, we believe we can drive membership growth and create a key market differentiator which would be difficult for our competitors to replicate. We believe we have an opportunity to increase our revenue related to upgrade programs as we continue to introduce these products to our clubs, including recently acquired clubs.

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

Diversification. As a result of our size and geographic diversity, our operating revenues and cash flows are not reliant on any one club or geographic region. Our 10 largest clubs by revenue accounted for 19.2% of our club revenues for fiscal year 2015, as shown in the following chart:

Club	Location	Revenue (in thousands)	% of Club Revenue
Firestone Country Club	Ohio	$25,981	2.5%
The Clubs of Kingwood at Kingwood	Texas	22,644	2.2%
Coto De Caza Golf & Racquet Club	California	22,111	2.1%
Mission Hills Country Club	California	21,763	2.1%
Gleneagles Country Club	Texas	21,543	2.1%
Stonebriar Country Club	Texas	20,310	2.0%
The Woodlands Country Club Palmer Course & Tennis Center	Texas	18,164	1.7%
Brookhaven Country Club	Texas	17,577	1.7%
The Hills Country Club at Lakeway	Texas	14,787	1.4%
Braemar Country Club	California	14,415	1.4%
		$199,295	19.2%

We have strategic concentrations of golf and country clubs in Texas, California and Georgia, representing 31.0%, 17.8% and 10.5%, respectively, of total club revenue for fiscal year 2015. While we have greater presence in these states where climates are typically conducive to year-round play, we believe that the broad geographic distribution of our portfolio of clubs helps mitigate the impact of adverse regional weather patterns and fluctuations in regional economic conditions. To allow for maximization of golf rounds, we employ a corporate director of agronomy and regional golf superintendents who oversee our strong agronomic practices, helping to extend golf play throughout the climate zones in which we operate.

Ownership and Control of Golf and Country Clubs. We own the underlying real estate of 124 of our 158 golf and country clubs and believe we have an advantage over other clubs as we retain the ability to maximize the value of our clubs and business. By owning the real estate underlying our clubs, we have been able to implement capital plans that inure to our benefit and generate positive returns on our investments. Owning many of our assets also gives us the flexibility to recycle our capital by selling underperforming clubs or non-essential tracts of land.

Seasoned Management Team. We have a highly experienced professional management team. Our seven current executive officers had a combined 198 years of related career experience, including on average 23 years of hospitality and club specific experience through the end of fiscal year 2015. Eric Affeldt has served as President and Chief Executive Officer for ClubCorp since December 2006 and has over 25 years of experience leading golf and resort companies, including as president and chief executive officer of KSL Fairways Golf Corporation, as well as general manager for Doral Golf Resort & Spa in Miami and PGA West and La Quinta Resort & Club in California. Curt McClellan, our Chief Financial Officer and Treasurer, has been with our company since November 2008 and is responsible for leading the corporate finance and accounting teams. Our Chief Operating Officer, Mark Burnett, has over 27 years of experience managing golf and country clubs and leading golf and resort companies, including serving as chief operating officer for American Golf Corporation and president and chief executive officer and chief operating officer of KSL Fairways Golf Corporation.

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

Employ Experienced Membership Sales Force—We employ approximately 200 club-based, professional sales personnel who are further supported by an array of regional and corporate sales and marketing teams. Our sales team receives comprehensive initial and ongoing sales training through our internally developed “Bell Notes” training program that we believe addresses all elements of the sales process from member prospecting to closing the sale and onboarding the new member. Our sales efforts are driven at an individual club, regional and national level. Club level membership sales are targeted to individual households in the local community and bolstered by referrals from existing members, real estate brokers and developers. Regional sales management ensures sales plan execution and identifies additional prospecting opportunities that match the demographic data of existing club members such as household income or the propensity to play golf. Our national sales and marketing teams are led by four corporate professionals who each have more than 20 years of tenure and collectively have over 100 years of experience with us. Their efforts include creating core and strategic membership offerings and corporate rate memberships.

We periodically obtain feedback from our membership base to effectively understand current membership demographics and preferences to better target member prospects. For example, in 2012, with the improving macro-economic environment, we launched a national family legacy program that allows members to invite extended family to join any of our clubs with promotional pricing. As of December 29, 2015, we had approximately 1,700 memberships enrolled in this program. In April 2009, we implemented regional young executive programs, primarily in our Dallas and Houston clubs, with special pricing that feature multi-club access and professional networking events. As of December 29, 2015, we had over 2,300 memberships enrolled in the young executive programs. We believe our well-trained and incentivized sales team will continue to drive membership growth, and we believe we are well-positioned to capitalize on improving economic conditions.

Leverage Our Portfolio and Alliance Offerings—We offer a variety of products, services and amenities through upgrade offerings that provide members access to our portfolio of clubs and leverage our alliances with other clubs, resorts and facilities both domestically and internationally.

In fiscal year 2010, we strategically introduced our O.N.E. product and have continued to market it aggressively across most of our golf and country clubs. O.N.E. is a product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. These programs are designed to increase our recurring monthly revenues while providing a value proposition to our members that helps drive increased usage of our facilities. 152 of our clubs offer O.N.E. to their members. Over 55% of our new members have joined under our O.N.E. offering at clubs where it is offered as compared to 35% of new members who purchased upgraded product offerings prior to the introduction of the O.N.E. offering. Further, approximately 75% of our new golf members joined under our O.N.E. offering at clubs where it is offered. For fiscal years 2010 to 2015, use of our facilities by members outside of their home club increased by 59%, excluding clubs acquired under the Sequoia Golf acquisition, as a result of the introduction of the O.N.E. offering. Food and beverage revenues increased 41% from fiscal years 2010 to 2015, excluding clubs acquired under the Sequoia Golf acquisition, which we largely attribute to our enhanced dining venues and offerings, including the O.N.E. product, the recovering economy and greater consumer spend. We continue to evaluate opportunities for further expansion of the O.N.E. product into additional geographic areas and acquired clubs.

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

We market and promote our member benefits through our in-house marketing tools, including member e-newsletters and e-communications, our internally developed online Benefits Finder, other social media applications and our quarterly-distributed proprietary Private Clubs magazine. Our strategic alliance partners also support our marketing efforts with targeted advertisement, including direct mail. We make reservations convenient for members by providing an in-house concierge (ClubLine), and by offering access to an inventory of VIP tickets through our own web portal (TicketLine). Members may also directly access discounted hotel rates of up to 40% off retail rates at thousands of hotels worldwide through an online tool (Find Hotels) connecting members to a wholesale travel company with whom we have an alliance arrangement. We continually seek additional reciprocal arrangements and alliances with other hospitality-oriented businesses that can further enhance our members’ variety of choices extending beyond their home club.

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

Key elements of our strategy have included making our golf and country clubs more family friendly and accessible. To make it more convenient for members to learn the game of golf, we have expanded practice facilities, enhanced teaching programs and created “Fastee Courses” where tees are placed forward to shorten the yardage of each hole to ease play and reduce the time commitment. We have also added family-oriented water recreation facilities in our pool areas, refitted fitness centers and redesigned our food and beverage outlets to be more contemporary and casual allowing for anytime usage. Many of our golf and country clubs offer summer camps and other youth programming, including junior golf leagues and swim teams. We believe these program offerings have been well received by both new and existing members, with an increase in ancillary revenue, excluding clubs acquired through the Sequoia Golf acquisition, of 3.5% for fiscal year 2015 compared to fiscal year 2014 and 2.6% for fiscal year 2014 compared to fiscal year 2013.

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

From fiscal years 2007 to 2015, we invested more than $586.0 million, or approximately 8.2% of total revenue, to reinvent, upgrade, maintain, replace and build new and existing facilities and amenities. Much of our invested capital included adding reinvention elements to many of our clubs, including the construction or remodeling of approximately 21 fitness facilities and 94 dining venues, the addition of seven family-oriented outdoor water related amenities and improvements to approximately 1,700 holes of golf. As of December 29, 2015, 75 of our clubs, including 52 golf and country clubs and 23 business, sports and alumni clubs, were considered “major reinvention” clubs and received significant reinvention capital. We define “major reinvention” clubs as those clubs receiving $750,000 or more gross capital spend on a project basis.

Examples of major reinvention clubs include but are not limited to:

•Firestone Country Club in Akron, Ohio

•Gleneagles Country Club in Dallas, Texas

•Coto De Caza Golf & Racquet Club in Coto De Caza, California

•Cardinal Club in Raleigh, North Carolina

•The University of Texas Club in Austin, Texas

•The Houston Club in Houston, Texas

•The City Club Los Angeles in Los Angeles, California

•The Woodlands Country Club Palmer Course & Tennis Center in Houston, Texas

•Prestonwood Country Club - The Creek in Dallas, Texas

•Prestonwood Country Club - The Hills in Dallas, Texas

We believe the benefits of reinvention include an increase in revenue as a result of an increase in member usage, increase in member spend per visit, and an increase in new memberships. For instance, the recent renovation at Canyon Creek Country Club near Dallas, Texas is an example of how we profit from major renovation projects. From 2013 through 2014, we invested approximately $1.6 million to renovate the club as part of our reinvention strategy. We believe this investment contributed to a 16.1% and 3.8% increase in revenue and membership count, respectively, for fiscal year 2015, compared to pre-construction revenue and membership count for fiscal year 2013. Additionally, we believe the reinvention contributed to a 28.3% improvement in adjusted EIBTDA for fiscal year 2015, compared to adjusted EBITDA for fiscal year 2013.

At our business clubs, we have benefited from landlord contributions towards the cost of our business club reinvention. Landlords often see our clubs as amenities that improve the building’s overall appeal for its tenants and, as such, are willing to help fund improvements. From fiscal years 2007 through 2015, we received landlord contributions at 21 of our 23 reinvented business, sports and alumni clubs totaling approximately $29.4 million, representing approximately 38% of the total reinvention investment in our business, sports and alumni clubs. Additionally, we expect approximately $3.3 million in tenant improvement allowances attributable to reinvention projects occurring during fiscal year 2016 under the terms of the respective lease agreements. We believe that these leasehold improvements also favorably position us to capitalize on the improving economy.

The reinvention capital investments made at The University of Texas Club in Austin, Texas, further demonstrate how we profited from such projects. From 2013 through 2014, we invested approximately $3.1 million to reinvent the club. We believe this investment contributed to a 6.6% and 29.2% increase in revenue and adjusted EBITDA, respectively, for fiscal year 2015, compared to pre-construction revenue and adjusted EBITDA for fiscal year 2013.

Our reinvention concept is based on consumer research, through which we analyzed how members were using our facilities, why members joined and why some subsequently resigned. This research was utilized to develop physical and programming changes to better suit our members’ preferences and needs. Based on visits per average membership, in fiscal year 2015, our members visited our same store reinvented golf and country clubs an average of 29.1% more frequently than members of non-reinvented clubs and members visited our same store reinvented business, sports and alumni clubs an average of 15.8% more frequently than non-reinvented clubs.

During fiscal years 2015 and 2014, we spent $32.7 million and $32.1 million, respectively, of capital on major reinvention projects. We believe these additional major reinvention projects represent opportunities to increase revenues and generate a positive return on our investment, although we cannot guarantee such returns. In 2016, we plan to invest approximately $20.6 million on major reinvention projects across our same-store clubs. Additionally, we plan to invest approximately $20.3 million to reinvent certain recently acquired clubs. We will continue to identify and prioritize capital projects for fiscal years 2016 and beyond to add reinvention elements.

Acquisitions. Acquisitions allow us to expand our portfolio and network offerings. We believe the ability to offer access to our collection of clubs provides us a significant competitive advantage in pursuing acquisitions. Newly acquired clubs may also generally benefit from additional capital and implementation of our reinvention strategy. We believe that the unique benefits that we have to offer, such as a policy which does not assess members for capital improvements as well as our ability to consummate acquisitions and improve operations, provide us a unique competitive advantage in pursuing potential transactions. We believe there are many attractive acquisition opportunities available and we continually evaluate and selectively pursue these opportunities to expand our business. We actively communicate with other club operators, their lenders and boards of directors who may seek to dispose of their club properties or combine membership rosters at a single club location. We also evaluate joint ventures and management opportunities that allow us to expand our operations and increase our recurring revenue base without substantial capital outlay. When we do make strategic acquisitions, we do so only after an evaluation to satisfy ourselves that we can add value given our external growth experience, facility assessment capabilities, operational expertise and economies of scale. For example, in the second fiscal quarter of 2013, we acquired Oak Tree Golf & Country Club, a private country club located in Edmond, Oklahoma, for approximately $10.2 million, including $5.0 million of assumed debt, and subsequently invested $3.4 million in reinvention elements. Revenues increased approximately 31.9% for fiscal year 2015 compared to fiscal year 2012, the last complete fiscal year prior to our acquisition. Additionally, the club's membership count increased 42.4% from the second quarter of 2013 to December 29, 2015. During fiscal year 2015, the club contributed $3.4 million in adjusted EBITDA.

From fiscal years 2010 through 2015, we have spent approximately $128.0 million to acquire the 23 golf and country clubs shown in the table below.

Year	Club	Location	Number of Clubs	Number of Holes
2010	Country Club of the South	Georgia	1	18
2011	The Hamlet Golf & Country Club Willow Creek Golf & Country Club Wind Watch Golf & Country Club	New York	3	54
	Canterwood Golf & Country Club	Washington	1	18
2012	Hartefeld National Golf Club	Pennsylvania	1	18
2013	Oak Tree Country Club	Oklahoma	1	36
	Cherry Valley Country Club	New Jersey	1	18
	Chantilly National Golf & Country Club	Virginia	1	18
2014	Prestonwood Country Club - The Creek Prestonwood Country Club - The Hills	Texas	2	36
	TPC Piper Glen	North Carolina	1	18
	TPC Michigan	Michigan	1	18
	Oro Valley Country Club	Arizona	1	18
2015	Ravinia Green Country Club	Illinois	1	18
	Rolling Green Country Club	Illinois	1	18
	Bermuda Run Country Club	North Carolina	1	36
	Brookfield Country Club	Georgia	1	18
	Firethorne Country Club	North Carolina	1	18
	Ford's Colony Country Club	Virginia	1	54
	Legacy Golf Club at Lakewood Ranch (subsequently divested)	Florida	1	18
	Temple Hills Country Club	Tennessee	1	27
	Bernardo Heights Country Club	California	1	18

Additionally, from fiscal years 2010 through 2015, we spent over $6.5 million to develop two new alumni clubs. Subsequent to December 29, 2015, on February 2, 2016, we purchased Marsh Creek Country Club, a private golf club in St. Augustine, Florida.

In addition to the acquisitions shown above, on September 30, 2014, we completed the acquisition of Sequoia Golf for a purchase price of $260.0 million, net of $5.6 million of cash acquired and after customary closing adjustments including net working capital. On the date of acquisition, Sequoia Golf was comprised of 30 owned golf and country clubs and 20 clubs which were leased or managed. The acquisition increased our network of private clubs, expanded the geographic cluster model, and solidified market penetration in Atlanta, Georgia and Houston, Texas.

In addition to our domestic initiatives, we believe there is a market to extend our private club expertise through international management arrangements. As of December 29, 2015, we managed two business clubs in China; one in Beijing and one in Hangzhou. Going forward, we will consider selectively expanding our international operations.

Industry and Market Opportunity

Our company is a membership-based leisure business closely tied to consumer discretionary spending. We believe that we compete for these discretionary consumer dollars against such businesses as amusement parks, spectator sports, ski and mountain resorts, fitness and recreational sports centers, gaming and casinos, hotels and restaurants. We believe that we will benefit from the recovery taking place in the leisure industry as evidenced by recent trends in gross domestic product (“GDP”) growth within our industry. According to the latest Bureau of Economic Analysis (“BEA”) data, from 2013 to 2014, leisure and hospitality industry’s GDP growth increased by 3.0%.

Year Over Year % Change in Leisure Real GDP (1)(2)
8.0%
6.0%
4.0%
2.0%
0.0%
-2.0%
-4.0%
-6.0%
-8.0%
0.3%
2.3%
0.1%
-2.5%
-6.5%
3.6%
3.9%
2.5%
2.2%
3.0%
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

______________________
Source: Bureau of Economic Analysis.

(1)	Leisure represents the BEA defined industry of arts, entertainment, recreation, accommodation and food services.

(2)	GDP represents value added; according to the BEA, value added by industry is a measure of the contribution of each industry to the nation’s GDP.

Favorable Macro-Economic Trends. We believe that our industry and business are generally affected by macro-economic conditions and trends. Evidence of those trends from calendar year 2008 to 2015 include the S&P 500 increasing 167%, home sales volume (including new home and existing home sales) increasing from 9.8 million to 11.5 million, according to the Bureau of the Census and the National Association of Realtors, median home prices of existing homes increasing from $175,000 in 2008 to $224,100 at the end of December 2015, according to the National Association of Realtors, and the consumer discretionary spend increasing from $10.0 trillion to $12.4 trillion, as reported by the BEA. We believe that as the economy continues to recover from the recession lows, our industry will continue to benefit. For most of the past two years, the consumer sentiment index has remained above its five year average, according to Thomson Reuters/University of Michigan. We believe that as consumer confidence and disposable income increase, our clubs will benefit from increased leisure and discretionary dollars spent as individuals and families look to expand recreational activities and social interactions.

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

Membership growth is, in part, driven by sales of homes in neighborhoods where our clubs are located as those who purchase homes in those areas are more likely to join the neighboring country club. For example, membership at Trophy Club Country Club, near Dallas, Texas, increased 22% from 2010 to 2015, during which time the local municipality approved more than 1,300 new home construction permits for neighborhoods located within a 20 mile radius of the club.

In our business, sports and alumni clubs segment, improvements in the commercial leasing market support the attraction of new members. For example, in 2011, occupancy in the Urban Centre Towers in Tampa Bay, Florida, where our Centre Club is located, was 77.7%. As of December 30, 2014, occupancy had increased to 88.4%, and our membership count at the Centre Club increased 13.3% over the same period. We believe our alumni clubs are less impacted by local economic conditions as the membership tends to draw from a larger geographical area.

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

Golf Industry Trends. We believe that golf industry trends are favorable to our private club membership model. The golf industry is characterized by varied ownership structures, including properties owned by corporations, member equity owners, developers, municipalities and others. Reports prepared by the National Golf Foundation (“NGF”) show that during the 1990’s and early 2000’s, the industry suffered an overbuilding of public golf facilities. Over 3,160 public golf facilities opened from 1990 through 2000, increasing the supply of public golf by 39%. Golfer growth could not keep pace with the new supply generated during this time period. NGF also reports that 2015 represented the tenth consecutive year in which total facility closures outnumbered openings, with a net reduction of 160 18-hole equivalent courses in 2015. Based on the latest count by NGF, 2015 year-end U.S. golf supply totaled 15,204 facilities comprised of 11,388 public facilities and 3,816 private golf clubs.

Golf Facilities in The U.S.	Net Change in Total Golf Course Supply

______________________	______________________
Source: National Golf Foundation	Source: National Golf Foundation

Golfer Trends. According to NGF estimates, core and avid golfers represent more than 55% of total golfers and represented approximately 94.0% of the $26.3 billion spent on golf in 2012. We believe that core and avid golfers are the most likely golfers to become private club members and according to private club trends last reported by NGF, private golf clubs have an average golfer spend of approximately $2,000 per year versus public courses that have an average golfer spend of approximately $650 per year. Further, NGF has reported that the typical private club member is 55 years old with an annual household income of approximately $125,000 whereas the typical public golfer is 47 years old with an annual household income of approximately $95,000.

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

We believe that a favorable economic backdrop increases business activity (as measured by corporate profits and the success of the capital markets) and will positively affect the demand for our business clubs. According to the BEA, corporate profits from current production (also known as operating or economic profits) increased 1.7% in 2014 and 2.0% in 2013. Similarly, the S&P 500 Index, a proxy for the performance of the broader public equity capital markets, has recently witnessed significant returns. On a total return basis, the S&P 500 is up 55% over the past three years.

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

We are the largest owner-operator of private golf and country clubs in the United States, with more than twice as many private golf and country clubs as the closest competitor, according to NGF. Overall, the golf industry is a highly fragmented competitive landscape with approximately 3,800 private golf clubs in the United States, of which approximately 16% were under corporate management according to NGF’s 2015 year-end data. The data further concludes that the top 10 golf management companies, including ClubCorp, owned or managed over 300 golf clubs, or about 9% of the total private golf club market at the end of calendar year 2015. In fact, according to NGF, at the end of 2015 only three other companies owned or operated 25 or more private golf clubs in the United States with Troon Golf LLC, Century Golf Partners and U.S. Air Force Services Agency reporting a total of 62, 26, and 25, respectively.

We believe most of our competition is regionally or locally based and the level of competition for any one of our clubs depends on its location and proximity to other golf facilities relative to the location of our members. In several of our strategically concentrated markets, such as those in Texas, Georgia and California, our ownership of multiple facilities allows us to offer access to multiple clubs both locally and beyond. While others have attempted to create their own access and benefit programs, we believe our product offerings would be difficult to replicate on a similar scale, given the size of our portfolio of clubs, geographic diversity of our clubs and our numerous alliances with other clubs, resorts and facilities.

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

Seasonality

We consider the year-round recurring dues revenue stream to be one of the primary advantages of private club ownership. Golf and country club operations are seasonal in nature, with peak season beginning in mid-May and running through mid-September in most regions. Usage at our golf and country clubs declines significantly during the first and fourth fiscal quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. However, the seasonality of revenues for many of our golf and country clubs is partially mitigated by our strategic concentration in regions with traditionally warmer climates such as Texas, Georgia and California. While nearly all of our golf and country clubs experience at least some seasonality, due to the recurring nature of our year-round membership dues income, seasonality has a muted impact on our overall performance as compared to daily fee public golf facilities. Many of our golf and country clubs also offer other amenities such as dining, indoor tennis and fitness facilities, which provide revenue streams that are typically less affected by seasonality than our golf operations revenues. Our business clubs are less seasonal in nature, but typically generate a greater share of their annual revenues in the fourth quarter due to the holiday and year-end party season. In addition, the first, second and third fiscal quarters each consist of twelve weeks, whereas the fourth fiscal quarter consists of sixteen or seventeen weeks of operations. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows in the second, third and fourth fiscal quarters of each year and have lower revenues and profits in the first fiscal quarter.

Sales and Marketing

We promote our clubs through extensive marketing and sales programs that are designed to appeal to our existing members, prospective members or underrepresented demographic groups. For example, we responded to the younger age of prospective members in the industry with targeted membership programs for young executives. We have also designed programming and events geared toward women and invested in family amenities that broaden the appeal of our clubs. Additionally, we advertise through social media and print advertisements in a variety of national, regional and local magazines and newspapers. We also showcase our facilities, products and services through our award-winning quarterly lifestyle magazine, Private Clubs. Private Clubs has won or been recognized as a finalist for the MAGGIE Award for Best Magazine in the Associations/Trade & Consumer Division each year since 2009. We distribute our magazine to our member households, clubs and strategic alliance partners who subscribe, in order to showcase our facilities, products and services and other content relevant to our current and prospective members. Recent technology advancements include the mobile edition of our Private Clubs magazine, mobile tee times and electronic billing.

In 2015, our clubs served as the site of several national and regional golf events and received national awards and recognition. Three clubs received national television coverage while serving as the site of high-profile golf events, including: Firestone Country Club, site of the World Golf Championships - Bridgestone Invitational; Mission Hills Country Club, site of the LPGA ANA Inspiration (one of the four major tournaments on the LPGA Tour); and Las Colinas Country Club, site of the LPGA Volunteers of America North Texas Shootout. Other significant golf events held at our clubs included the Web.com Midwest Classic at Nicklaus Golf Club at Lionsgate and the Insperity Invitational (Champions Tour) at The Woodlands Country Club Tournament Course.

Regulation

Environmental, Health and Safety. Our facilities and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historical uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing for our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

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

Access. Our facilities and operations are subject to the Americans with Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008 (the “ADA”). The rules implementing the ADA include additional compliance requirements for golf facilities and recreational areas. The ADA generally requires that we remove architectural barriers when readily achievable so that our facilities are made accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Federal legislation or regulations may further amend the ADA to impose more stringent requirements with which we would have to comply.

Other. We are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and safety standards, equal employment, minimum wages, and licensing requirements and regulations for the sale of food and alcoholic beverages.

Employees

As of February 19, 2016, we had approximately 17,800 employees, of which 14,350 are located at our golf and country clubs, 3,000 are located at our business, sports and alumni clubs and 450 are part of our corporate and regional staff. Other than golf course maintenance staff at two of our clubs, all of our employees are non-union. We believe we have a good working relationship with our employees and have yet to experience an interruption of business as a result of labor disputes.

Insurance

We believe that our properties are covered by adequate property, casualty and commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. We also carry other insurance, including directors and officers liability insurance, fiduciary coverage and workers’ compensation. Changes in the insurance market over the past few years have increased the risk that affordable insurance may not be available to us in the future. While we believe that our insurance coverage is adequate, if we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, our business, results of operations and financial condition could be materially and adversely affected.

Intellectual Property

We have registered or claim ownership of a variety of trade names, service marks, copyrights and trademarks for use in our business, including, but not limited to: Associate Club; Associate Clubs; Building Relationships and Enriching Lives; Canongate Golf Clubs; ClubCater; ClubCorp; ClubCorp Charity Classic; ClubCorp Resorts; Club Corporation of America; ClubLine; Club Resorts; Club Without Walls; Fastee Course; Membercard; My Club. My Community. My World.; Private Clubs; The Best Serving The Best; The Society; The World Leader in Private Clubs; and Warm Welcomes, Magic Moments and Fond Farewells. While there can be no assurance that we can maintain registration or ownership for the marks, we are not currently aware of any facts that would negatively impact our continuing use of any of the above trade names, service marks or trademarks. We consider our intellectual property rights to be important to our business and actively defend and enforce them.

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

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends could adversely affect our business. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, results of operations and financial condition. For fiscal year 2015, 47.0% of our total revenues came from recurring membership dues. For the same period, 23.1% of our business, sports and alumni club memberships (approximately 14,300 memberships) and 17.0% of our golf and country club memberships (approximately 19,600 memberships) were resigned. After the addition of new memberships, on a same store basis, our business, sports and alumni clubs experienced a (1.2)% net loss in memberships, excluding managed clubs and a (1.2)% net loss in memberships for managed clubs. Our golf and country clubs, also on a same store basis, experienced a 0.4% net gain in memberships, excluding managed clubs and a 3.3% net gain in memberships for managed clubs. If we cannot attract new members or retain our existing members, our business, financial condition and results of operations could be harmed.

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

Consumer spending patterns, particularly discretionary expenditures for leisure, recreation and travel, are particularly susceptible to factors beyond our control that may reduce demand for our products and services, including demand for memberships, golf, vacation and business travel and food and beverage sales. These factors include:

•	low consumer confidence;

•	depressed housing prices;

•	changes in the desirability of particular locations, residential neighborhoods, office space or travel patterns of members;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business (e.g., industry conventions);

•	natural disasters, such as earthquakes, tornadoes, hurricanes, wildfires and floods;

•	outbreaks of pandemic or contagious diseases;

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel; and

•	volatility in energy prices and the impact on consumers employed within energy-related industries.

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

A substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions. The recession led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets, which negatively affected our business, financial condition and results of operations. For example, for fiscal years 2015, 2014, 2013, 2012 and 2011, we experienced annualized attrition (i.e., members who resign) in membership count of 17.0%, 16.3%, 16.3%, 16.4% and 15.9%, respectively, in our golf and country clubs (excluding the impact of Sequoia Golf memberships in fiscal year 2014) and 23.1%, 22.7%, 22.8%, 22.9% and 23.5%, respectively, in our business, sports and alumni clubs. A renewed economic downturn in the United States, or in geographic areas in which we have strategic concentrations of clubs, may lead to increases in unemployment and loss of consumer confidence which may translate into resignations of existing members, a decrease in the rate of new memberships and reduced spending by our members. As a result, our business, financial condition and results of operations may be materially adversely affected by a renewed economic downturn.

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

Our operations and results are susceptible to non-seasonal and severe weather patterns. Extreme weather events or patterns in a given region, such as heavy rains, prolonged snow accumulations, extended heat waves and high winds, could reduce our revenues for that region by interrupting activities at affected properties which could negatively impact our business and results of operations. One factor that specifically affects our real estate investments in golf courses is the availability of water. Turf grass conditions must be satisfactory to attract play on our golf courses, which requires significant amounts of water. Our ability to irrigate a golf course could be adversely impacted by a drought or other cause of water shortage, such as the recent drought affecting the southern and western United States and associated government imposed water restrictions. A severe drought of extensive duration experienced in regard to a large number of properties could adversely affect our business and results of operations. We also have a high concentration of golf clubs in Texas, Georgia and California, which can experience periods of unusually hot, cold, dry or rainy weather due to a variety of periodic and quasi-periodic global climate phenomena, such as the El Niño/La Niña-Southern Oscillation. For example, during fiscal year 2015, certain regions of Texas experienced periods of significant rain fall, which we believe resulted in lower revenue growth at our same store Texas clubs. Texas same store clubs experienced revenue growth of 2.0% in fiscal year 2015, as compared to fiscal year 2014, while our non-Texas same store clubs experienced revenue growth of 2.7% for the same period. If these phenomena and their impacts on weather patterns persist for extended periods of time, our business and results of operations could be harmed.

We could be required to make material cash outlays in future periods if the number of initiation deposit refund requests we receive materially increases or if we are required to surrender unclaimed initiation deposits to state authorities under applicable escheatment laws.

At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. Initiation fees, which are more typical for our business clubs and mid-market golf and country clubs, are generally nonrefundable. In contrast to initiation fees, initiation deposits, which are typical in our more prestigious golf and country clubs, paid by members upon joining one of our clubs are fully refundable after a fixed number of years, typically 30 years, and upon the occurrence of other contract-specific conditions. Historically, only a small percentage of initiation deposits eligible to be refunded have been requested by members. As of December 29, 2015, the amount of initiation deposits that are eligible to be refunded currently within the next 12 months is $153.0 million on a gross basis. When refunds are made, we must fund the payment of such amounts from our available cash. If the number of refunds dramatically increases in the future, our financial condition could suffer and the funding requirement for such refunds could strain our cash on hand or otherwise force us to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations or seek additional capital in order to raise the cash necessary to make such refunds. As of December 29, 2015, the discounted value of initiation deposits that may be refunded in future years (not including the next 12 months) is $204.3 million. For more information on our initiation deposit amounts, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

In addition, most of the states in which we conduct business have hired third-party auditors to conduct unclaimed and abandoned property audits of our operations. Certain categories of property, such as uncashed payroll checks or uncashed vendor payments, are escheatable in the ordinary course of business and we have entered into closing agreements with the majority of the states regarding the escheatment of cash amounts for such categories and have remitted these amounts to the respective states; however, the audits have not been terminated. We have been in ongoing communication with several states represented by such auditors, who are demanding additional and detailed information and records related to initiation deposits. We expect to vigorously defend ourselves in any legal proceedings under applicable state laws seeking to have us remit initiation deposits eligible to be refunded to any of our members that have not been previously refunded to such members during the applicable state’s dormancy period. However, if we are ultimately unsuccessful in arguing our right to continue holding such amounts, we may be forced to pay such amounts to the claiming states. While we believe we have strong arguments against claims for the escheatment of unclaimed initiation deposits made under state escheatment laws, if a material portion of the initiation deposits otherwise eligible to be refunded were awarded or remitted to any state(s), our financial condition could be materially and adversely affected and we may be required to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations or seek additional capital in order to raise the corresponding cash required to satisfy such amounts. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet such obligations or that these actions would be permitted under the terms of our existing or future debt agreements.

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

As of December 29, 2015, we operated multiple clubs in several metropolitan areas, including 33 in the greater Atlanta, Georgia region, 19 near Houston, Texas, 17 in and around Dallas, Texas and 9 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our clubs in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the clubs as a result of a natural disaster, fire or any other reason, could harm our results of operations or may result in club closures. In addition, some of the metropolitan areas where we operate clubs could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

Labor is our primary property-level operating expense. As of December 29, 2015, we employed approximately 18,300 hourly-wage and salaried employees at our clubs and corporate offices. For fiscal year 2015, labor-related expense accounted for 47.3% of our total club operating costs and expenses. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federal or state minimum wage or other employee benefit costs. For example, if the federal minimum wage were increased significantly, we would have to assess the financial impact on our operations as we have a large population of hourly employees. If labor-related expenses increase, our operating expense could increase and our business, financial condition and results of operations could be harmed.

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

Increases in operating costs due to inflation and other factors may not be directly offset by increased revenue. Our most significant operating costs, other than labor, are our cost of goods, water, utilities, rent and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control. Our cost of goods such as food and beverage costs account for a significant portion of our total property-level operating expense. Cost of goods represented 14.5% of our total club operating costs and expenses for fiscal year 2015. While we have not experienced material increases in the cost of goods, if our cost of goods increased significantly and we are not able to pass along those increased costs to our members in the form of higher prices or otherwise, our operating margins would suffer, which would have an adverse effect on our business, financial condition and results of operations.

In addition, rent accounts for a significant portion of our property-level operating expense. Rent expense represented 3.7% of our total club operating costs and expenses for fiscal year 2015. Significant increases in our rent costs would increase our operating expense and our business, financial condition and results of operations may suffer. Utility costs, including water, represented 4.8% of our total club operating costs and expenses for fiscal year 2015. The prices of utilities are volatile, and shortages sometimes occur. In particular, municipalities are increasingly placing restrictions on the use of water for golf course irrigation and increasing the cost of water. Significant increases in the cost of our utilities, or any shortages, could interrupt or curtail our operations and lower our operating margins, which could have a negative impact on our business, financial condition and results of operations.

Each of our properties is subject to real and personal property taxes. During fiscal year 2015, we paid approximately $18.1 million in property taxes. The real and personal property taxes on our properties may increase or decrease as tax rates change and as our clubs are assessed or reassessed by taxing authorities. If real and personal property taxes increase, our financial condition and results of operations may suffer.

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

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of the secured credit facilities entered into by our subsidiary ClubCorp Club Operations, Inc. (“Operations”) on November 30, 2010, as amended (the “Secured Credit Facilities”), the indenture that governs the senior notes entered into on December 15, 2015 and maturing on December 15, 2023 (the “2015 Senior Notes”) or other indebtedness we may incur.

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

As of December 29, 2015, we owned or operated eight properties or businesses in partnership with other entities, including joint ventures relating to six of our golf facilities, one of our business clubs and certain realty interests which we define as ‘‘Non-Core Development Entities.’’ We may in the future enter into further joint ventures or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the risk that we may not be able to sell or dispose of our interest as a result of buy/sell rights that may be imposed by the joint venture agreement, the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and the risk that our partner may be able to veto actions which may be in our best interests. Consequently, actions by a partner might subject clubs owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our partners, or our partners could take actions binding on the joint venture without our consent. Any of the foregoing could have a negative impact on the joint venture or its results of operations, and subsequently on our business or results of operations.

Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We carry commercial liability, fire, flood, earthquake, catastrophic wind and extended insurance coverage, as applicable, from solvent insurance carriers on all of our properties. We believe that the policy specifications and insured limits are adequate for foreseeable losses with terms and conditions that are reasonable and customary for similar properties and that all of our existing golf and business clubs are insured within industry standards. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

Our properties and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and we from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historical uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our club facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing regarding our property.
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

Certain information relating to our members and guests, including personally identifiable information and credit card numbers, is collected and maintained by us, or by third-parties with which we do business or which facilitate our business activities. This information is maintained for a period of time for various business purposes, including maintaining records of member preferences to enhance our customer service and for billing, marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our members and our employees expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. Privacy regulation is an evolving area in which different jurisdictions (within or outside the United States) may subject us to inconsistent compliance requirements. Compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our members and guests and market our properties and services to our members and guests.

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

We may be required to write-off a portion of our intangible assets with finite lives, indefinite-lived intangible assets, goodwill, and/or long-lived asset balances as a result of declines in our business, results of operations, or a prolonged and severe economic recession.

We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. Under accounting principles generally accepted in the United States (“GAAP”), we are required to review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. GAAP also requires that we test long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. Declines in our business, results of operations, or a severe prolonged economic downturn could result in impairment charges related to our intangible assets with finite lives, indefinite-lived intangible assets, goodwill, and/or long-lived assets, which would negatively impact our results of operations.

We are subject to tax examinations of our tax returns by the Internal Revenue Service (‘‘IRS’’) and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions and may be subject to similar examinations in the future. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for uncertain tax positions. These assessments can require considerable estimates and judgments; for example intercompany transactions associated with provision of services and cost sharing arrangements are complex and affect our tax liabilities. We are currently under audit by state income tax authorities. We have received two assessments for our state income tax audits, for a total of $2.5 million which has been recognized within our state income tax payable.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.7 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

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

In December 2013, our Board of Directors adopted a policy to pay, subject to the satisfaction of certain conditions and the availability of funds, a regular quarterly cash dividend at an indicated annual rate of $0.48 per share of common stock, subject to quarterly declaration. On December 3, 2014, our Board of Directors approved an 8% increase in the quarterly dividend, resulting in an indicated annual dividend of $0.52 per share of common stock. The payment of such quarterly dividends and any other future dividends will be at the discretion of our Board of Directors and is subject to our compliance with applicable law, and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. There can be no assurance that we will continue to pay any dividend in the future. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in ClubCorp. Regardless of whether we pay dividends, this appreciation may not occur and our stock may in fact depreciate in value.

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

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and

•	certain limitations on convening special stockholder meetings and stockholder action by written consent.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our business could be negatively affected because of actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase stockholder value by advocating corporate actions such as corporate restructuring, increased borrowing, special dividends, stock repurchases, and the sale of assets. We have experienced activist investors taking ownership positions in our common stock and initiating communications with us. Notwithstanding our current stockholder composition and other factors, it is possible that activist stockholders may attempt to influence the Company to take such corporate actions or may take other measures such as seeking to gain representation on our Board of Directors. Responding to such campaigns could be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from executing our business plan. Our business could be negatively affected because of the actions of activist stockholders, and such activism could impact the trading value and volatility of our securities.

We will continue to incur significant increased costs as a result of operating as a public company, and our management team is required to devote substantial time to comply with the laws and regulations affecting public companies.

As a public company, we will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NYSE. Our management and other personnel devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs have increased since becoming a public equity filer. We also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 has resulted in and may continue to require that we incur substantial accounting expense and that management expend time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our stock and our securities to decline.

Risks Related to our Indebtedness

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to plan for and react to changes in the economy, our industry or our business and prevent us from meeting our indebtedness obligations.

As of December 29, 2015, we were significantly leveraged and our total indebtedness was approximately $1,113 million. Our substantial degree of leverage could have important consequences for our investors, including the following:

•
it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures including reinventions, debt service requirements, acquisitions, dividends or general corporate or other purposes;

•
a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures including reinventions, dividends and other business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	certain of our borrowings, including borrowings under our Secured Credit Facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, including reinventions, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Secured Credit Facilities and the indenture that governs the 2015 Senior Notes restricts our ability to dispose of assets and use of the proceeds from the disposition. We may not be able to consummate those dispositions or obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our Secured Credit Facilities could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the 2015 Senior Notes do not fully prohibit us or our subsidiaries from doing so. Additionally, our Secured Credit Facilities include a $175.0 million revolving credit facility, under which we may borrow from time to time. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. The subsidiaries that guarantee the 2015 Senior Notes also guarantee our Secured Credit Facilities.

Restrictive covenants may adversely affect our operations.

Our Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain various covenants that limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	make investments;

•	pay dividends or other amounts;

•	sell stock of our subsidiaries;

•	transfer or sell assets;

•	create liens;

•	enter into transactions with affiliates; and

•	enter into mergers or consolidations.

In addition, the restrictive covenants in our Secured Credit Facilities and in the indenture governing the 2015 Senior Notes require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet them. A breach of any of these covenants could result in a default under our Secured Credit Facilities or the indenture governing the 2015 Senior Notes. Upon the occurrence of an event of default under our Secured Credit Facilities, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Secured Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We and our guarantor subsidiaries have pledged substantially all of our assets as collateral under our Secured Credit Facilities. If the lenders under our Secured Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we and our guarantor subsidiaries will have sufficient assets to repay our Secured Credit Facilities and our other indebtedness, including the 2015 Senior Notes, or borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our Secured Credit Facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our interest expense would increase. A hypothetical 0.50% increase in LIBOR rates applicable to borrowings under our variable rate debt instruments would result in an estimated increase of $1.7 million per year of interest expense related to such debt, assuming the term and revolving credit facilities are fully borrowed under our Secured Credit Facilities.

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

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness, which could cause our debt service obligations to increase significantly;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions;

•	complications integrating acquired businesses and properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	risks related to tax examinations by the IRS and state jurisdictions in which we operate;

•	future sales of our common stock, which could cause the market price to decline;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	significant changes in our stock price;

•	our ability to declare and pay dividends;

•	information published by securities analysts that negatively impacts our stock price and trading volume;

•	anti-takeover provisions that could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities; and

•
the other factors described elsewhere in this Form 10-K, included under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Quantitative and Qualitative Disclosures About Market Risk” or as described in other documents and reports we file with the SEC.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 19, 2016, our portfolio consists of 206 clubs located in 26 states, the District of Columbia and two foreign countries. Our golf and country clubs include 133 private country clubs, 16 semi-private clubs and nine public golf courses. Our business, sports and alumni clubs include 30 business clubs, 10 business and sports clubs, six alumni clubs and two sports clubs. We own, lease or operate through joint ventures 149 and manage nine golf and country clubs. We lease or operate through a joint venture 45 and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 125 of our golf and country clubs (consisting of over 29 thousand acres of real estate).

We believe our leased corporate office space in Dallas, Texas, and the clubs in our portfolio are well maintained and occupy sufficient space to meet our operating needs. During the normal course of business, we evaluate lease terms and club locations and may elect to relocate or combine locations as we see fit.

The following tables illustrate our clubs by segment, location, type of club, and size either in terms of golf holes for golf and country clubs or approximate square footage for business, sports and alumni clubs, as of February 19, 2016. Subject to certain exceptions, the obligations under the Secured Credit Facilities are secured by mortgages on material fee-owned clubs.

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
California Region
Airways Golf Club	Public Golf	Fresno	CA	18
Aliso Viejo Golf Club	Private Country Club	Los Angeles	CA	18
Bernardo Heights Country Club	Private Country Club	San Diego	CA	18
Braemar Country Club	Private Country Club	Los Angeles	CA	27
Canyon Crest Country Club	Private Country Club	Los Angeles	CA	18
Coto De Caza Golf & Racquet Club	Private Country Club	Los Angeles	CA	36
Crow Canyon Country Club	Private Country Club	San Francisco	CA	18
Desert Falls Country Club	Private Country Club	Palm Springs	CA	18
Empire Ranch Golf Club	Public Golf	Sacramento	CA	18
Granite Bay Golf Club	Private Country Club	Sacramento	CA	18
Indian Wells Country Club	Private Country Club	Palm Springs	CA	36
Mission Hills Country Club	Private Country Club	Palm Springs	CA	54
Morgan Run Club & Resort	Private Country Club	Santa Fe	CA	27
Old Ranch Country Club	Private Country Club	Los Angeles	CA	18
Porter Valley Country Club	Private Country Club	Los Angeles	CA	18
Shadow Ridge Country Club	Private Country Club	San Diego	CA	18
Spring Valley Lake Country Club	Private Country Club	Los Angeles	CA	18
Teal Bend Golf Club	Public Golf	Sacramento	CA	18
Turkey Creek Golf Club	Public Golf	Sacramento	CA	18
Georgia Region
Atlanta National Golf Club	Private Country Club	Atlanta	GA	18
Bear's Best Atlanta	Public Golf	Atlanta	GA	18
Bentwater Golf Club	Private Country Club	Atlanta	GA	18
Braelinn Golf Club	Private Country Club	Atlanta	GA	18
Brookfield Country Club	Private Country Club	Atlanta	GA	18
Canongate I Golf Club	Private Country Club	Atlanta	GA	36
Cateechee Golf Club	Public Golf	Atlanta	GA	18
Chapel Hills Golf Club	Private Country Club	Atlanta	GA	18
Country Club of Gwinnett	Semi-Private Golf Club	Atlanta	GA	18
Country Club of the South	Private Country Club	Atlanta	GA	18
Eagle Watch Golf Club	Private Country Club	Atlanta	GA	18
Eagles Landing Country Club	Private Country Club	Atlanta	GA	27
Flat Creek Country Club	Private Country Club	Atlanta	GA	27
Georgia National Golf Club	Private Country Club	Atlanta	GA	18
Hamilton Mill Golf Club	Private Country Club	Atlanta	GA	18
Healy Point Country Club	Private Country Club	Macon	GA	18
Heron Bay Golf Club	Private Country Club	Atlanta	GA	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
Laurel Springs Golf Club	Private Country Club	Atlanta	GA	18
Mirror Lake Golf Club	Private Country Club	Atlanta	GA	36
Northwood Country Club	Private Country Club	Atlanta	GA	18
Olde Atlanta Golf Club	Private Country Club	Atlanta	GA	18
Planterra Ridge Golf Club	Private Country Club	Atlanta	GA	18
Polo Golf and Country Club	Private Country Club	Atlanta	GA	18
River Forest Country Club	Private Country Club	Forsyth	GA	18
Sun City Peachtree Golf Club	Private Country Club	Atlanta	GA	18
The Frog	Public Golf	Atlanta	GA	18
The Manor Golf and Country Club	Private Country Club	Atlanta	GA	18
Traditions of Braselton	Private Country Club	Atlanta	GA	18
White Columns Country Club	Private Country Club	Atlanta	GA	18
White Oak Golf Club	Private Country Club	Atlanta	GA	36
Whitewater Creek Country Club	Private Country Club	Atlanta	GA	18
Windermere Golf Club	Private Country Club	Atlanta	GA	18
Texas Region
April Sound Country Club	Private Country Club	Houston	TX	27
Bay Oaks Country Club	Private Country Club	Houston	TX	18
Brookhaven Country Club	Private Country Club	Dallas	TX	54
Canongate Lake Windcrest	Private Country Club	Houston	TX	18
Canongate Magnolia Creek	Private Country Club	Houston	TX	27
Canongate South Shore Harbour	Private Country Club	Houston	TX	27
Canongate The Oaks and Panther Trail	Private Country Club	Houston	TX	36
Canyon Creek Country Club	Private Country Club	Dallas	TX	18
Fair Oaks Ranch Golf & Country Club	Private Country Club	San Antonio	TX	36
Flintrock Golf Club at Lakeway	Private Country Club	Austin	TX	18
Gleneagles Country Club	Private Country Club	Dallas	TX	36
Hackberry Creek Country Club	Private Country Club	Dallas	TX	18
Hearthstone Country Club	Private Country Club	Houston	TX	27
Lakeway Country Club	Private Country Club	Austin	TX	36
Las Colinas Country Club	Private Country Club	Dallas	TX	18
Lost Creek Country Club	Private Country Club	Austin	TX	18
Oakmont Country Club	Private Country Club	Dallas	TX	18
Prestonwood Country Club - The Creek	Private Country Club	Dallas	TX	18
Prestonwood Country Club - The Hills	Private Country Club	Dallas	TX	18
Shady Valley Golf Club	Private Country Club	Dallas	TX	18
Stonebriar Country Club	Private Country Club	Dallas	TX	36
Stonebridge Country Club	Private Country Club	Dallas	TX	18
The Club at Cimarron	Private Country Club	Mission	TX	18
The Club at Falcon Point	Private Country Club	Houston	TX	18
The Clubs of Kingwood at Deerwood	Private Country Club	Houston	TX	18
The Clubs of Kingwood at Kingwood	Private Country Club	Houston	TX	72
The Hills Country Club at Lakeway	Private Country Club	Austin	TX	18
The Ranch Country Club at Stonebridge	Private Country Club	Dallas	TX	27
The Woodlands Country Club Palmer Course & Tennis Center	Private Country Club	Houston	TX	27
The Woodlands Country Club Player Course	Private Country Club	Houston	TX	18
The Woodlands Country Club Tournament Course	Private Country Club	Houston	TX	18
Timarron Country Club	Private Country Club	Dallas	TX	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
Trophy Club Country Club	Private Country Club	Dallas	TX	36
Walnut Creek Country Club	Private Country Club	Dallas	TX	36
Wildflower Country Club	Private Country Club	Temple	TX	18
Willow Creek Golf Club	Private Country Club	Houston	TX	18
West Region
Anthem Golf & Country Club	Private Country Club	Phoenix	AZ	18
Aspen Glen Club	Private Country Club	Rocky Mountain	CO	18
Bear's Best Las Vegas	Public Golf	Las Vegas	NV	18
Black Bear Golf Club	Private Country Club	Denver	CO	18
Blackstone Country Club	Private Country Club	Denver	CO	18
Canterwood Golf & Country Club	Private Country Club	Seattle	WA	18
Canyon Gate Country Club	Private Country Club	Las Vegas	NV	18
Fort Collins Country Club	Private Country Club	Denver	CO	18
Gainey Ranch Golf Club	Private Country Club	Phoenix	AZ	27
Ironwood Club at Anthem	Private Country Club	Phoenix	AZ	18
Mill Creek Country Club	Private Country Club	Seattle	WA	18
Oro Valley Country Club	Private Country Club	Tuscon	AZ	18
Seville Golf & Country Club	Private Country Club	Phoenix	AZ	18
Midwest Region
Firestone Country Club	Private Country Club	Akron	OH	63
Knollwood Country Club	Private Country Club	South Bend	IN	36
Nicklaus Golf Club at LionsGate	Private Country Club	Kansas City	KS	18
Oak Pointe Country Club	Private Country Club	Detroit	MI	36
Quail Hollow Country Club	Private Country Club	Cleveland	OH	36
Ravinia Green Country Club	Private Country Club	Chicago	IL	18
Rolling Green Country Club	Private Country Club	Chicago	IL	18
Silver Lake Country Club	Private Country Club	Akron	OH	18
TPC Michigan	Semi-Private Golf Club	Detroit	MI	18
Mid-Atlantic Region
Bermuda Run Country Club	Private Country Club	Charlotte	NC	36
Bluegrass Yacht & Country Club	Private Country Club	Nashville	TN	18
Chantilly National Golf and Country Club	Private Country Club	Centreville	VA	18
Devils Ridge Golf Club	Private Country Club	Raleigh/Durham	NC	18
Firethorne Country Club	Private Country Club	Charlotte	NC	18
Ford's Colony Country Club	Semi-Private Golf Club	Richmond	VA	54
Greenbrier Country Club	Private Country Club	Norfolk	VA	18
Lochmere Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
Nags Head Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
Neuse Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
Piedmont Club	Private Country Club	Washington, DC	VA	18
River Creek Club	Private Country Club	Washington, DC	VA	18
River Run Golf & Country Club	Private Country Club	Charlotte	NC	18
Sequoyah National	Semi-Private Golf Club	Whittier	NC	18
Stonehenge Golf & Country Club	Private Country Club	Richmond	VA	18
Temple Hills Country Club	Private Country Club	Nashville	TN	27
The Currituck Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
TPC Piper Glen	Private Country Club	Charlotte	NC	18
Northeast Region
Cherry Valley Country Club	Private Country Club	Skillman	NJ	18
Diamond Run Golf Club	Private Country Club	Pittsburgh	PA	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
Hamlet Golf & Country Club	Private Country Club	Long Island	NY	18
Hartefeld National Golf Club	Private Country Club	Avondale	PA	18
Ipswich Country Club	Private Country Club	Boston	MA	18
Treesdale Golf & Country Club	Private Country Club	Pittsburgh	PA	27
Willow Creek Golf & Country Club	Public Golf	Long Island	NY	18
Wind Watch Golf & Country Club	Semi-Private Golf Club	Long Island	NY	18
Southeast Region
Canebrake Country Club	Private Country Club	Hattiesburg	MS	18
Country Club Of Hilton Head	Private Country Club	Hilton Head	SC	18
Countryside Country Club	Private Country Club	Clearwater	FL	27
Debary Golf & Country Club	Semi-Private Golf Club	Orlando	FL	18
Deercreek Country Club	Private Country Club	Jacksonville	FL	18
Diamante Golf Club	Private Country Club	Hot Springs Village	AR	18
East Lake Woodlands Country Club	Private Country Club	Oldsmar	FL	36
Golden Bear Golf Club at Indigo Run	Semi-Private Golf Club	Hilton Head	SC	18
Haile Plantation Golf & Country Club	Private Country Club	Gainesville	FL	18
Hunter's Green Country Club	Private Country Club	Tampa	FL	18
LPGA International	Semi-Private Golf Club	Daytona Beach	FL	36
Marsh Creek Country Club	Private Country Club	Jacksonville	FL	18
Monarch Country Club	Private Country Club	Palm Beaches	FL	18
Oak Tree Country Club	Private Country Club	Edmond	OK	36
Queens Harbour Yacht & Country Club	Semi-Private Golf Club	Jacksonville	FL	18
Santa Rosa Golf & Beach Club	Private Country Club	Santa Rosa Beach	FL	18
Southern Trace Country Club	Private Country Club	Shreveport	LA	18
Tampa Palms Golf & Country Club	Private Country Club	Tampa	FL	18
The Golf Club at Indigo Run	Private Country Club	Hilton Head	SC	18
Woodside Plantation Country Club	Private Country Club	Aiken	SC	45
International Region
Cozumel Country Club	Semi-Private Golf Club	Cozumel	Mexico	18
Marina Vallarta Club de Golf	Semi-Private Golf Club	Puerto Vallarta	Mexico	18
Vista Vallarta Club de Golf	Semi-Private Golf Club	Puerto Vallarta	Mexico	36
Total Golf & Country Clubs				3,564
_________________________

(1)	Public golf courses are open to the general public. Semi-private golf clubs offer memberships in addition to limited public play.

Business, Sports and Alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (1)
California Region
Center Club	Business Club	Los Angeles	CA	22,000
City Club Los Angeles	Business Club	Los Angeles	CA	27,000
Silicon Valley Capital Club	Business/Sports Club	San Jose	CA	14,000
University Club atop Symphony Towers	Business Club	San Diego	CA	18,000
Georgia Region
Buckhead Club	Business Club	Atlanta	GA	18,000
Peachtree City Tennis	Sports Club	Atlanta	GA	9,000
The Commerce Club	Business Club	Atlanta	GA	26,000

Business, Sports and Alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (1)
Texas Region
Baylor Club	Alumni Club	Waco	TX	18,000
Houston City Club	Business/Sports Club	Houston	TX	130,000
La Cima Club	Business Club	Dallas	TX	15,000
Plaza Club	Business Club	San Antonio	TX	19,000
Texas Tech University Club	Alumni Club	Lubbock	TX	20,000
The Downtown Club at Houston Center	Business/Sports Club	Houston	TX	55,000
The Downtown Club at Met	Business/Sports Club	Houston	TX	110,000
The Houston Club	Business Club	Houston	TX	16,000
The University of Texas Club	Alumni Club	Austin	TX	34,000
Tower Club	Business Club	Dallas	TX	29,000
West Region
Columbia Tower Club	Business Club	Seattle	WA	29,000
Midwest Region
Dayton Racquet Club	Business/Sports Club	Dayton	OH	28,000
Metropolitan Club	Business/Sports Club	Chicago	IL	60,000
Mid-America Club	Business Club	Chicago	IL	34,000
Skyline Club	Business Club	Detroit	MI	20,000
Skyline Club	Business Club	Indianapolis	IN	16,000
The Club at Key Center	Business/Sports Club	Cleveland	OH	34,000
Mid-Atlantic Region
Cardinal Club	Business Club	Raleigh/Durham	NC	24,000
Carolina Club	Alumni Club	Chapel Hill	NC	15,000
City Club of Washington	Business Club	Washington, DC	DC	17,000
Club Le Conte	Business Club	Knoxville	TN	18,000
Crescent Club	Business Club	Memphis	TN	14,000
Piedmont Club	Business Club	Winston-Salem	NC	14,000
Tower Club Tysons Corner	Business Club	Vienna	VA	23,000
Town Point Club	Business Club	Norfolk	VA	18,000
Northeast Region
Boston College Club	Alumni Club	Boston	MA	17,000
Pyramid Club	Business Club	Philadelphia	PA	21,000
Rivers Club	Business/Sports Club	Pittsburgh	PA	69,000
The Athletic & Swim Club at Equitable Center	Sports Club	New York City	NY	25,000
Southeast Region
Capital City Club	Business Club	Columbia	SC	21,000
Capital City Club	Business Club	Montgomery	AL	24,000
Centre Club	Business Club	Tampa	FL	14,000
Citrus Club	Business/Sports Club	Orlando	FL	27,000
Commerce Club	Business Club	Greenville	SC	16,000
Harbour Club	Business Club	Charleston	SC	18,000
The Summit Club	Business Club	Birmingham	AL	19,000
Tower Club	Business Club	Ft. Lauderdale	FL	11,000
University Center Club at Florida State	Alumni Club	Tallahassee	FL	64,000
University Club	Business/Sports Club	Jacksonville	FL	28,000
International Region
Capital Club	Business Club	Beijing	China	60,000
West Lake Mansion at Meilu Legend Hotel (2)	Business Club	Hangzhou	China	175,000
Total Business, Sports and Alumni Clubs				1,553,000

_________________________

(1)	Business, sports and alumni club size is represented in approximate square footage.

(2)	We manage the Meilu Legend Hotel and the 5,500 square foot West Lake Mansion, a private business club located within the Meilu Legend Hotel.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NYSE under the symbol “MYCC” since September 20, 2013. Prior to that time, there was no public market for our common stock. As of February 19, 2016, 65,248,354 shares of common stock were outstanding, held by approximately 100 holders of record which does not reflect holders who beneficially own our common stock held in nominee or street name.

The following table sets forth, for the quarterly reporting periods indicated, the high and low intraday sales prices per share for our common stock, as reported by the NYSE:

	Common Stock Market Price
	High	Low
Fiscal Year 2014
First Quarter	$19.76	$16.81
Second Quarter	19.40	17.14
Third Quarter	18.99	16.36
Fourth Quarter	20.10	16.75
Fiscal Year 2015
First Quarter	$19.48	$16.84
Second Quarter	23.87	17.49
Third Quarter	24.95	21.05
Fourth Quarter	23.87	17.21

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

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date

Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015

Fiscal Year 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015
September 3, 2015	$0.13	October 1, 2015	$8,416	October 15, 2015
December 9, 2015	$0.13	January 4, 2016	$8,416	January 15, 2016

Fiscal Year 2016
February 18, 2016	$0.13	April 5, 2016	$8,482	April 15, 2016

Our ability to pay dividends depends in part on our receipt of cash distributions from our operating subsidiaries, which may be restricted from distributing us cash as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, the ability of our subsidiaries to distribute cash to us is limited by covenants in the credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes. The payment of such quarterly dividends and any future dividends will be at the discretion of our Board of Directors.

Issuer Purchases of Equity Securities

During the sixteen weeks ended December 29, 2015, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

On February 18, 2016, our Board of Directors authorized a repurchase of up to $50 million of our common stock. The repurchase program is expected to be executed over two years, and is expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information, as of December 29, 2015, about the Company’s common stock authorized for issuance under the Company's equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,281,361	(1)	$—	(2)	2,718,640	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	1,281,361		—		2,718,640

(1)
Represents shares reserved for issuance related to outstanding restricted stock awards and performance-based awards, net of forfeitures. The number of performance-based awards under these grants represents the target number of such awards and may increase or decrease depending upon actual performance.

(2)	All shares reserved for issuance under the Stock Plan have no exercise price.

(3)
Represents shares reserved for issuance under the Stock Plan other than shares reserved for issuance related to existing awards. This figure may increase or decrease depending upon actual performance under the terms of the outstanding performance-based awards.

Stock Performance Graph

The total return graph below is presented for the period from September 20, 2013, the day our common stock began trading on the New York Stock Exchange, through December 29, 2015. The comparison assumes that $100 was invested at the market close on September 20, 2013 in: 1) our common stock (“MYCC”), 2) The Russell 2000, 3) The Standard & Poor’s 500 Stock Index and 4) the S&P Leisure Time Select Industry Index. We included the S&P Leisure Time Select Industry Index as we believe we compete in the leisure industry. The total return graph assumes that all dividends were reinvested on the day of payment.

Total Return Stock Performance Graph

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
9/20/13
12/31/13
6/30/14
12/31/14
6/30/15
12/31/15
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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods presented. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2015, 2014, 2012 and 2011, our fiscal years were comprised of the 52 weeks ended December 29, 2015, December 30, 2014, December 25, 2012, and December 27, 2011, respectively. For 2013, our fiscal year was comprised of the 53 weeks ended December 31, 2013.

The statements of operations data set forth below for fiscal years 2015, 2014 and 2013 and the balance sheet data as of December 29, 2015 and December 30, 2014, are derived from our audited consolidated financial statements that are included elsewhere herein. The statements of operations data set forth below for fiscal years 2012 and 2011 and the balance sheet data as of December 31, 2013, December 25, 2012 and December 27, 2011, are derived from our consolidated financial statements that are not included elsewhere herein.

The timing of our acquisition of clubs may affect the comparability of the selected financial data across periods. This selected financial data should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes included elsewhere herein.

	Fiscal Years Ended
	December 29, 2015	December 30, 2014	December 31, 2013	December 25, 2012	December 27, 2011
	(dollars in thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Club operations	$757,472	$629,180	$579,751	$535,274	$513,282
Food and beverage	291,582	251,838	231,673	216,269	203,508
Other revenues	3,813	3,137	3,656	3,401	3,172
Total revenues	1,052,867	884,155	815,080	754,944	719,962
Club operating costs exclusive of depreciation	681,989	568,171	527,787	483,653	468,577
Cost of food and beverage sales exclusive of depreciation	96,103	81,165	74,607	68,735	64,256
Depreciation and amortization	103,944	80,792	72,073	78,286	93,035
Provision for doubtful accounts	2,551	2,733	3,483	2,765	3,350
Loss on disposals of assets	19,402	10,518	8,122	10,904	9,599
Impairment of assets	5,144	2,325	6,380	4,783	1,173
Equity in earnings from unconsolidated ventures	1,308	(1,404)	(2,638)	(1,947)	(1,487)
Selling, general and administrative	82,616	73,870	64,073	45,343	52,382
Operating income	59,810	65,985	61,193	62,422	29,077
Interest and investment income	5,519	2,585	345	1,212	138
Interest expense	(70,672)	(65,209)	(83,669)	(89,369)	(84,746)
Loss on extinguishment of debt	(2,599)	(31,498)	(16,856)	—	—
Other income	—	—	—	2,132	3,746
Loss from continuing operations before income taxes	(7,942)	(28,137)	(38,987)	(23,603)	(51,785)
Income tax (expense) benefit	(1,629)	41,469	(1,681)	7,528	16,421
(Loss) income from continuing operations	$(9,571)	$13,332	$(40,668)	$(16,075)	$(35,364)
Loss from discontinued clubs, net of tax	(2)	(3)	(12)	(10,917)	(258)
Net (loss) income	$(9,573)	$13,329	$(40,680)	$(26,992)	$(35,622)
Net loss (income) attributable to noncontrolling interests	61	(103)	(212)	(283)	(575)
Net (loss) income attributable to ClubCorp	$(9,512)	$13,226	$(40,892)	$(27,275)	$(36,197)
Per share data:
Weighted average shares outstanding, basic	64,364	63,941	54,172	50,570	50,570
Weighted average shares outstanding, diluted	64,364	64,318	54,603	50,570	50,570

Earnings per common share, basic:
(Loss) income from continuing operations attributable to ClubCorp	$(0.15)	$0.21	$(0.75)	$(0.32)	$(0.71)

Earnings per common share, diluted:
(Loss) income from continuing operations attributable to ClubCorp	$(0.15)	$0.21	$(0.75)	$(0.32)	$(0.71)

Cash distributions declared per common share	$0.52	$0.49	$0.79	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$116,347	$75,047	$53,781	$81,965	$50,480
Land and non-depreciable land improvements	600,819	589,975	530,212	531,265	512,260
Total assets	2,170,862	2,065,071	1,736,217	1,720,547	1,733,474
Long-term debt (net of current portion)	1,092,320	965,187	638,112	768,369	784,109
Total long-term liabilities	1,657,077	1,532,779	1,211,197	1,327,827	1,354,286
Total equity	$178,782	$220,859	$237,950	$143,082	$169,126

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of December 29, 2015, our portfolio of 207 owned or operated clubs, with approximately 183,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 148 golf and country clubs and manage 10 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 124 of our 158 golf and country clubs. Our golf and country clubs include 133 private country clubs, 16 semi-private clubs and nine public golf courses. Our business, sports and alumni clubs include 30 business clubs, 11 business and sports clubs, six alumni clubs, and two sports clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club's amenities. One such program is our Optimal Network Experiences program (“O.N.E.”), an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of December 29, 2015, approximately 50% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 39% of memberships that were enrolled in one or more of our upgrade programs as of December 30, 2014. As of December 29, 2015, 152 of our clubs offered O.N.E., compared to 89 as of December 30, 2014.

The following tables present our membership counts for clubs which we own, lease or operate through a joint venture, excluding managed clubs, at the end of the periods indicated. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs at each point in time, are denoted by “NM”.

	December 29, 2015	December 30, 2014	Change	% Change
Golf and Country Clubs
Same store clubs (1)	85,193	84,884	309	0.4%
New or acquired clubs (2)	31,110	26,574	4,536	NM
Total Golf and Country Clubs (3)	116,303	111,458	4,845	4.3%
Business, Sports and Alumni Clubs
Same store clubs (1)	54,402	55,064	(662)	(1.2)%
New or acquired clubs (2)	2,234	1,651	583	NM
Total Business, Sports and Alumni Clubs (3)	56,636	56,715	(79)	(0.1)%
Total
Same store clubs (1)	139,595	139,948	(353)	(0.3)%
New or acquired clubs (2)	33,344	28,225	5,119	NM
Total memberships at end of period (3)	172,939	168,173	4,766	2.8%
_______________________

(1)	See “Basis of Presentation—Same Store Analysis”. Membership counts exclude discontinued operations and divested clubs that do not qualify as discontinued operations.

(2)
New or acquired clubs, excluding managed clubs, include those clubs that we are operating currently which were acquired or opened in the fiscal year ended December 29, 2015 and fiscal year 2014 consisting of: The Clubs of Prestonwood, TPC Michigan, TPC Piper Glen, Baylor Club, Oro Valley Country Club, Ravinia Green Country Club, Rolling Green Country Club, Bermuda Run Country Club, Brookfield Country Club, Firethorne Country Club, Temple Hills Country Club, Ford's Colony Country Club, Bernardo Heights Country Club and 30 owned golf and country clubs, three leased golf and country clubs and one leased sports club acquired through the Sequoia Golf acquisition.

(3)
Membership counts exclude memberships at managed clubs. As of December 29, 2015, we had 10,189 memberships at managed clubs, including 4,925 memberships at golf and country clubs and 5,264 memberships at business, sports and alumni clubs, excluding certain international club memberships.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 31, 2013	81	15	3	6	105	1	43	4	1	49
First Quarter 2014 (1)	2	—	—	—	2	—	—	1	—	1
Second Quarter 2014 (2)	2	—	—	—	2	—	1	—	—	1
Third Quarter 2014 (3)	—	—	(1)	—	(1)	—	(1)	—	—	(1)
Fourth Quarter 2014 (4)	31	3	15	—	49	—	1	(1)	—	—
December 30, 2014	116	18	17	6	157	1	44	4	1	50
First Quarter 2015 (5)	2	—	(5)	—	(3)	—	—	(1)	—	(1)
Second Quarter 2015 (6)	6	—	(1)	—	5	—	—	—	—	—
Third Quarter 2015 (7)	—	—	(1)	—	(1)	—	—	(1)	—	(1)
Fourth Quarter 2015 (8)	—	—	—	—	—	—	—	1	—	1
December 29, 2015	124	18	10	6	158	1	44	3	1	49
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

(6)
In April 2015, we acquired a multi-club portfolio of six golf and country clubs in the southeastern U.S. This acquisition included four private clubs, one semi-private club and one public golf course, which consisted of:

Golf and Country Clubs	Type of Club	Market	State	Golf Holes
Bermuda Run Country Club	Private Country Club	Charlotte	NC	36
Brookfield Country Club	Private Country Club	Atlanta	GA	18
Firethorne Country Club	Private Country Club	Charlotte	NC	18
Temple Hills Country Club	Private Country Club	Nashville	TN	27
Ford's Colony Country Club	Semi-Private Golf Club	Richmond	VA	54
Legacy Golf Club at Lakewood Ranch (subsequently divested)	Public Golf	Bradenton	FL	18

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

(8)
In December 2015, we purchased Bernardo Heights Country Club, a private country club located in San Diego, California. In November 2015, we entered into a management agreement with Santa Rosa Golf and Beach Club, a private golf and beach club in Santa Rosa Beach, Florida and we began managing and operating West Lake Mansion at Meilu Legend Hotel, a private business club located in Hangzhou, China. Additionally, in November, 2015, we sold Legacy Golf Club at Lakewood Ranch, a public golf course in Bradenton, Florida. In December 2015, the management agreement with Rancho Vista Golf Club, a public golf course located in Rancho Vista, California, was terminated.

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
EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain certain financial and non-financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the fiscal year 2015 as though they had been consummated on the first day of the fiscal year 2015.
The following table provides a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended
	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)
	(dollars in thousands)
Net (loss) income	$(9,573)	$13,329	$(40,680)
Interest expense	70,672	65,209	83,669
Income tax expense (benefit)	1,629	(41,469)	1,681
Interest and investment income	(5,519)	(2,585)	(345)
Depreciation and amortization	103,944	80,792	72,073
EBITDA	$161,153	$115,276	$116,398
Impairments and disposition of assets (1)	24,546	12,843	14,502
Loss (income) from discontinued operations and divested clubs (2)	363	(563)	(626)
Loss on extinguishment of debt (3)	2,599	31,498	16,856
Non-cash adjustments (4)	2,008	2,007	3,929
Acquisition related costs (5)	4,965	10,568	1,211
Capital structure costs (6)	10,047	8,785	824
Centralization and transformation costs (7)	8,495	1,330	30
Other adjustments (8)	7,405	4,632	8,069
Equity-based compensation expense (9)	4,970	4,303	14,217
Acquisition adjustment (10)	7,111	5,644	1,306
Adjusted EBITDA	$233,662	$196,323	$176,716
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net income or loss from discontinued operations and divested clubs that do not qualify as discontinued operations in accordance with GAAP.

(3)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(4)
Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL and expense recognized for our long-term incentive plan related to fiscal years 2011 through 2013.

(5)	Represents legal and professional fees related to the acquisition of clubs, including the acquisition of Sequoia Golf on September 30, 2014.

(6)	Represents legal and professional fees related to our capital structure, including debt issuance and amendment costs and equity offering costs.

(7)
Includes fees and expenses associated with readiness efforts for Section 404(b) of the Sarbanes-Oxley Act and related centralization and transformation of administrative processes, finance processes and related IT systems.

(8)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests of continuing operations and management fees, termination fee and expenses paid to an affiliate of KSL.

(9)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(10)
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

Results of Operations

The following table presents our consolidated statements of operations as a percent of total revenues for the periods indicated:

	Fiscal Year Ended
	December 29, 2015	% of Revenue	December 30, 2014	% of Revenue	December 31, 2013	% of Revenue
	(dollars in thousands, except per share amounts)
Revenues:
Club operations	$757,472	71.9%	$629,180	71.2%	$579,751	71.1%
Food and beverage	291,582	27.7%	251,838	28.5%	231,673	28.4%
Other revenues	3,813	0.4%	3,137	0.4%	3,656	0.4%
Total revenues	1,052,867		884,155		815,080

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	681,989	64.8%	568,171	64.3%	527,787	64.8%
Cost of food and beverage sales exclusive of depreciation	96,103	9.1%	81,165	9.2%	74,607	9.2%
Depreciation and amortization	103,944	9.9%	80,792	9.1%	72,073	8.8%
Provision for doubtful accounts	2,551	0.2%	2,733	0.3%	3,483	0.4%
Loss on disposals of assets	19,402	1.8%	10,518	1.2%	8,122	1.0%
Impairment of assets	5,144	0.5%	2,325	0.3%	6,380	0.8%
Equity in loss (earnings) from unconsolidated ventures	1,308	0.1%	(1,404)	(0.2)%	(2,638)	(0.3)%
Selling, general and administrative	82,616	7.8%	73,870	8.4%	64,073	7.9%
Operating income	59,810	5.7%	65,985	7.5%	61,193	7.5%

Interest and investment income	5,519	0.5%	2,585	0.3%	345	—%
Interest expense	(70,672)	(6.7)%	(65,209)	(7.4)%	(83,669)	(10.3)%
Loss on extinguishment of debt	(2,599)	(0.2)%	(31,498)	(3.6)%	(16,856)	(2.1)%
Loss from continuing operations before income taxes	(7,942)	(0.8)%	(28,137)	(3.2)%	(38,987)	(4.8)%
Income tax (expense) benefit	(1,629)	(0.2)%	41,469	4.7%	(1,681)	(0.2)%
(Loss) income from continuing operations	(9,571)	(0.9)%	13,332	1.5%	(40,668)	(5.0)%
Loss from discontinued clubs, net of income tax benefit	(2)	—%	(3)	—%	(12)	—%
NET (LOSS) INCOME	(9,573)	(0.9)%	13,329	1.5%	(40,680)	(5.0)%
Net loss (income) attributable to noncontrolling interests	61	—%	(103)	—%	(212)	—%
Net (loss) income attributable to ClubCorp	$(9,512)	(0.9)%	$13,226	1.5%	$(40,892)	(5.0)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,364		63,941		54,172
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,364		64,318		54,603

(LOSS) EARNINGS PER COMMON SHARE, BASIC:
(Loss) income from continuing operations attributable to ClubCorp	$(0.15)		$0.21		$(0.75)
Loss from discontinued clubs attributable to ClubCorp	$—		$—		$—
Net (loss) income attributable to ClubCorp	$(0.15)		$0.21		$(0.75)

(LOSS) EARNINGS PER COMMON SHARE, DILUTED:
(Loss) income from continuing operations attributable to ClubCorp	$(0.15)		$0.21		$(0.75)
Loss from discontinued clubs attributable to ClubCorp	$—		$—		$—
Net (loss) income attributable to ClubCorp	$(0.15)		$0.21		$(0.75)

Comparison of the Fiscal Years Ended December 29, 2015 and December 30, 2014

The following table presents key financial information derived from our consolidated statements of operations for fiscal years 2015 and 2014.

	Fiscal Year Ended
	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands)
Total revenues	$1,052,867	$884,155	$168,712	19.1%
Club operating costs and expenses exclusive of depreciation (1)	780,643	652,069	128,574	19.7%
Depreciation and amortization	103,944	80,792	23,152	28.7%
Loss on disposals of assets	19,402	10,518	8,884	84.5%
Impairment of assets	5,144	2,325	2,819	121.2%
Equity in loss (earnings) from unconsolidated ventures	1,308	(1,404)	2,712	193.2%
Selling, general and administrative	82,616	73,870	8,746	11.8%
Operating income	59,810	65,985	(6,175)	(9.4)%
Interest and investment income	5,519	2,585	2,934	113.5%
Interest expense	(70,672)	(65,209)	(5,463)	(8.4)%
Loss on extinguishment of debt	(2,599)	(31,498)	28,899	91.7%
Loss from continuing operations before income taxes	(7,942)	(28,137)	20,195	71.8%
Income tax (expense) benefit	(1,629)	41,469	(43,098)	(103.9)%
(Loss) income from continuing operations	$(9,571)	$13,332	$(22,903)	(171.8)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $1,052.9 million for fiscal year 2015 increased $168.7 million, or 19.1%, over fiscal year 2014, largely due to $149.5 million of revenue attributable to club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Same store golf and country club revenue increased by $12.7 million driven primarily by increases in same store dues and food and beverage revenue which were offset by decreases in other revenue and golf operations. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $7.8 million primarily due to increases in food and beverage revenue and same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”.

Club operating costs and expenses totaling $780.6 million for fiscal year 2015 increased $128.6 million, or 19.7%, compared to fiscal year 2014. The increase is due primarily to $123.5 million of club operating costs and expenses from club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014.

Depreciation and amortization expense increased $23.2 million, or 28.7%, during fiscal year 2015 compared to fiscal year 2014. Depreciation expense increased $21.7 million due to our increased fixed asset balances primarily related to club acquisitions, including Sequoia Golf, along with the related impact of reinvention and expansion capital spend. Amortization expense increased $1.5 million due primarily to increased amortization from intangible assets recognized with the Sequoia Golf acquisition.

Loss on disposal of assets for fiscal years 2015 and 2014 of $19.4 million and $10.5 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations.

Impairment of assets of $5.1 million and $2.3 million for fiscal years 2015 and 2014, respectively, were largely comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value and impairment losses to management contract intangible assets. Also included in fiscal year 2015, is an asset impairment of $1.6 million related to unproven mineral rights on certain golf properties.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within either equity in earnings from unconsolidated ventures or within interest and investment income, depending on the timing of cash distributions and the investment balance, in accordance with GAAP. The cash distributions from Avendra, LLC, were consistent from 2014 to 2015; however, equity in earnings from unconsolidated ventures was a loss of $1.3 million and earnings of $1.4 million for fiscal years 2015 and 2014, respectively, due to the timing of distributions. Interest and investment income of $5.5 million in fiscal year 2015 increased $2.9 million compared to fiscal year 2014 due primarily to increased returns on our Avendra, LLC equity investment.

Selling, general and administrative expenses of $82.6 million for fiscal year 2015 increased $8.7 million, or 11.8%, compared to fiscal year 2014. The major components of selling, general and administrative expenses are shown in the table below.

	Fiscal Year Ended
Components of selling, general and administrative expense (1)	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$69,052	$62,177	$6,875	11.1%
Capital structure costs	10,034	8,785	1,249	14.2%
Equity-based compensation	3,530	2,908	622	21.4%
Selling, general and administrative	$82,616	$73,870	$8,746	11.8%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $69.1 million for fiscal year 2015, an increase of $6.9 million, or 11.1%, compared to fiscal year 2014. In fiscal year 2015, the increase in expenses is largely due to compliance with Section 404(b) of the Sarbanes-Oxley Act ‘‘SOX 404(b)’’, including $7.2 million of costs related to increased readiness efforts associated with the requirements of SOX 404(b) and costs to centralize administrative processes and $1.6 million of ongoing support costs. Additionally, costs associated with the ongoing support of Sequoia Golf and certain ongoing increases in technology licensing expense increased $4.7 million. These increases were offset by a $5.8 million decrease in expenses related to acquisitions in fiscal year 2015, primarily due to acquisition costs incurred in fiscal year 2014 associated with the acquisition of Sequoia Golf on September 30, 2014.

Capital structure costs included within selling, general and administrative expenses of $10.0 million during fiscal year 2015 were largely comprised of costs associated with the seventh and eighth amendments to the credit agreement governing the Secured Credit Facilities and costs associated with secondary equity offerings. Capital structure costs of $8.8 million during fiscal year 2014 were largely comprised of costs associated with the fifth and sixth amendments to the credit agreement governing the Secured Credit Facilities, the early redemption of the 10% Senior Notes due December 1, 2018 (the “2010 Senior Notes”) and costs associated with a secondary equity offering.

Interest expense totaled $70.7 million and $65.2 million for fiscal years 2015 and 2014, respectively. The $5.5 million increase of interest expense is primarily comprised of a $13.1 million increase in interest on the term loan facility due to higher principal balances outstanding during fiscal year 2015, and higher interest rates in fiscal year 2015, as well as an increase of $1.2 million in interest due to the issuance of the 2015 Senior Notes. These increases were offset by a $9.7 million reduction due to the redemption of the 2010 Senior Notes during fiscal year 2014. During our second fiscal quarter in 2014, on May 11, 2014, the outstanding balance of the 2010 Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.0% through September 30, 2014 and 4.5% through December 30, 2014. During fiscal year 2015, the term loan facility bore interest at 4.5% through May 28, 2015 and 4.25% through the remainder of fiscal year 2015. Additionally, we increased the term loan facility by $250.0 million on September 30, 2014 to fund the Sequoia Golf acquisition. The 2015 Senior Notes were issued on December 15, 2015, in an aggregate principal amount of $350.0 million at an interest rate of 8.25% and mature in 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to prepay $226.1 million of the term loan facility principal.

Loss on extinguishment of debt for fiscal year 2015 consisted of a write-off of $1.9 million in debt issuance costs and a write-off of $0.7 million of unamortized loan discounts both resulting from the $226.1 million principal pre-payment made on the Secured Credit Facilities. Loss on extinguishment of debt for fiscal year 2014 consisted of a $27.5 million redemption premium payment and a write-off of $4.0 million in debt issuance costs both resulting from the redemption of $269.8 million of the 2010 Senior Notes.

Income tax expense for 2015 was $1.6 million, with an effective tax rate of (20.5)%, while income tax benefit for 2014 was $41.5 million, with an effective tax rate of 147.4%. For fiscal year 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes. For fiscal year 2014, the effective tax rate differed from the statutory federal tax rate of 35.0% primarily due to $36.4 million of changes in uncertain tax benefits, the majority of which results from $43.7 million benefit related to the completion of the 2010 IRS audit offset by a $7.0 million expense related to an audit of one of our Mexican subsidiaries. The remaining differences are related to state and foreign taxes and other permanent differences.

Segment Operations

The following table presents key financial information for our Segments and Adjusted EBITDA for fiscal years 2015 and 2014:

	Fiscal Year Ended
Consolidated Summary	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands)
Total Revenue	$1,052,867	$884,155	$168,712	19.1%

Adjusted EBITDA:
Golf and Country Clubs	$246,111	$203,191	$42,920	21.1%
Business, Sports and Alumni Clubs	39,641	34,954	4,687	13.4%
Other	(52,090)	(41,822)	(10,268)	(24.6)%
Total Adjusted EBITDA (1)	$233,662	$196,323	$37,339	19.0%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net (loss) income to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for fiscal years 2015 and 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Fiscal Year Ended
Golf and Country Club Segment	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$316,939	$305,790	$11,149	3.6%
Food and Beverage	152,617	149,374	3,243	2.2%
Golf Operations	144,385	144,619	(234)	(0.2)%
Other	48,267	49,756	(1,489)	(3.0)%
Revenue	$662,208	$649,539	$12,669	2.0%
Club operating costs and expenses exclusive of depreciation	$459,899	$457,792	$2,107	0.5%
Adjusted EBITDA	$202,309	$191,747	$10,562	5.5%
Adjusted EBITDA Margin	30.6%	29.5%	110 bps	3.7%

New or Acquired Clubs
Revenue
Dues	$88,393	$20,106	$68,287	NM
Food and Beverage	38,760	9,252	29,508	NM
Golf Operations	41,778	10,459	31,319	NM
Other	11,483	5,324	6,159	NM
Revenue	$180,414	$45,141	$135,273	NM
Club operating costs and expenses exclusive of depreciation	$136,612	$33,697	$102,915	NM
Adjusted EBITDA	$43,802	$11,444	$32,358	NM

Total Golf and Country Clubs
Revenue	$842,622	$694,680	$147,942	21.3%
Club operating costs and expenses exclusive of depreciation	$596,511	$491,489	$105,022	21.4%
Adjusted EBITDA	$246,111	$203,191	$42,920	21.1%
Adjusted EBITDA Margin	29.2%	29.2%	0 bps	—%

Same-store memberships, excluding managed club memberships	85,193	84,884	309	0.4%
Same-store average membership, excluding managed club memberships (1)	85,039	84,206	833	1.0%
Dues per average same-store membership, excluding managed club memberships (2)	$3,727	$3,631	$96	2.6%
Revenue per average same-store membership, excluding managed club memberships (2)	$7,787	$7,714	$73	0.9%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenue for same store golf and country clubs increased $12.7 million, or 2.0%, for fiscal year 2015 compared to fiscal year 2014 due primarily to increases in same store dues and food and beverage revenue offset by decreases in other revenue and golf operations. Same store dues revenue increased $11.1 million, or 3.6%, due primarily to a rate increase in dues per same store average membership, greater participation in the O.N.E. program and growth in membership. Food and beverage revenue increased $3.2 million, or 2.2%, due primarily to a 2.4% increase in a la carte revenue. Other revenue decreased $1.5 million, or 3.0%, largely due to lower revenue recognized for membership initiation payments which are being amortized into revenue over the expected lives of active memberships. Golf operations revenue decreased $0.2 million, or 0.2%, due to lower cart fees and retail sales resulting from inclement weather, primarily in Texas, leading to fewer golf rounds.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $1.1 million, or 0.3%, for fiscal year 2015 compared to fiscal year 2014. The increase is primarily related to higher variable operating costs and expenses, partially offset by decreases in utility expenses. These operating costs, as a percentage of total same store club revenue, were 61.4% and 62.4% for the same periods, respectively.
Costs of food and beverage sales for same store golf and country clubs increased $1.0 million, or 1.8%, for fiscal year 2015 compared to fiscal year 2014 due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 34.8% and 34.9% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs increased $10.6 million, or 5.5%, for fiscal year 2015 compared to fiscal year 2014, largely due to the increase in higher margin dues revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for the fiscal year ended December 29, 2015 increased 110 basis points over fiscal year 2014.

New or acquired clubs includes the results, from the date of acquisition, for all clubs acquired or opened in fiscal year 2015 and fiscal year 2014, including our acquisition of Sequoia Golf on September 30, 2014. New and acquired clubs contributed revenues of $180.4 million and Adjusted EBITDA of $43.8 million during fiscal year 2015, which was largely related to Sequoia Golf.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for fiscal years 2015 and 2014. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Fiscal Year Ended
Business, Sports and Alumni Club Segment	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$80,753	$77,779	$2,974	3.8%
Food and Beverage	97,479	92,905	4,574	4.9%
Other	11,148	10,857	291	2.7%
Revenue	$189,380	$181,541	$7,839	4.3%
Club operating costs and expenses exclusive of depreciation	$150,494	$146,347	$4,147	2.8%
Adjusted EBITDA	$38,886	$35,194	$3,692	10.5%
Adjusted EBITDA Margin	20.5%	19.4%	110 bps	5.7%

New or Acquired Clubs
Revenue	$5,951	$2,105	$3,846	NM
Club operating costs and expenses exclusive of depreciation	$5,196	$2,345	$2,851	NM
Adjusted EBITDA	$755	$(240)	$995	NM

Total Business, Sports and Alumni Clubs
Revenue	$195,331	$183,646	$11,685	6.4%
Club operating costs and expenses exclusive of depreciation	$155,690	$148,692	$6,998	4.7%
Adjusted EBITDA	$39,641	$34,954	$4,687	13.4%
Adjusted EBITDA Margin	20.3%	19.0%	130 bps	6.8%

Same-store memberships, excluding managed club memberships	54,402	55,064	(662)	(1.2)%
Same-store average membership, excluding managed club memberships (1)	54,733	54,899	(166)	(0.3)%
Dues per average same-store membership, excluding managed club memberships (2)	$1,475	$1,417	$58	4.1%
Revenue per average same-store membership, excluding managed club memberships (2)	$3,460	$3,307	$153	4.6%
_______________________________

(1)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(2)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

Total revenues for same store business, sports and alumni clubs increased $7.8 million, or 4.3%, for fiscal year 2015 compared to fiscal year 2014 primarily due to increases in food and beverage revenue and same store dues revenue. Food and beverage revenue increased $4.6 million, or 4.9%, primarily due to a 6.2% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $3.0 million, or 3.8%, due primarily to a rate increase in dues per same store average membership and an increase in upgrade dues related to the O.N.E program.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs increased $3.2 million, or 2.6%, for fiscal year 2015 compared to fiscal year 2014. The increase includes higher payroll expenses associated with higher revenues. These operating costs, as a percentage of total same store club revenue, were 65.6% and 66.7% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $1.0 million, or 3.9%, for fiscal year 2015 compared to fiscal year 2014 due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 26.9% and 27.2% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs increased $3.7 million, or 10.5%, for fiscal year 2015 compared to fiscal year 2014, primarily due to increases in food and beverage revenue and higher margin dues revenue. Same store Adjusted EBITDA margin for fiscal year 2015 increased 110 basis points compared to the fiscal year ended December 30, 2014.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for fiscal years 2015 and 2014.

	Fiscal Year Ended
Other	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(52,090)	$(41,822)	$(10,268)	(24.6)%

Other Adjusted EBITDA decreased $10.3 million, or 24.6%, for fiscal year 2015 compared to fiscal year 2014 largely due to a $3.4 million increase in expense related to the infrastructure to support Sequoia Golf, which was acquired on September 30, 2014, a $3.2 million increase in health insurance expense because there are more covered participants in the plan due to our acquisition of Sequoia Golf and higher claims, a $1.8 million increase in payroll expense largely due to compliance with Section 404(b) of the Sarbanes-Oxley Act and a $1.1 million increase in costs related to software agreements. These increases were offset by a $0.7 million decrease in incentive compensation.

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

	Fiscal Year Ended
	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change (2)	% Change (2)
	(dollars in thousands)
Total revenues	$884,155	$815,080	$69,075	8.5%
Club operating costs and expenses exclusive of depreciation (1)	652,069	605,877	46,192	7.6%
Depreciation and amortization	80,792	72,073	8,719	12.1%
Loss on disposals of assets	10,518	8,122	2,396	29.5%
Impairment of assets	2,325	6,380	(4,055)	(63.6)%
Equity in earnings from unconsolidated ventures	(1,404)	(2,638)	1,234	46.8%
Selling, general and administrative	73,870	64,073	9,797	15.3%
Operating income	65,985	61,193	4,792	7.8%
Interest and investment income	2,585	345	2,240	649.3%
Interest expense	(65,209)	(83,669)	18,460	22.1%
Loss on extinguishment of debt	(31,498)	(16,856)	(14,642)	(86.9)%
Loss from continuing operations before income taxes	(28,137)	(38,987)	10,850	27.8%
Income tax benefit (expense)	41,469	(1,681)	43,150	2,566.9%
Income (loss) from continuing operations	$13,332	$(40,668)	$54,000	132.8%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

(2)	All figures refer to year-over-year growth. Fiscal year 2013 benefited from one additional week in such fiscal year.

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

Loss on disposal of assets for fiscal years 2014 and 2013 of $10.5 million and $8.1 million, respectively, were largely comprised of losses on asset retirements during the normal course of business. During fiscal year 2013, the losses were partially offset by a property settlement of $0.8 million.

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

	Fiscal Year Ended
Components of selling, general and administrative expense (1)	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$62,177	$53,624	$8,553	15.9%
Capital structure costs	8,785	824	7,961	966.1%
Equity-based compensation	2,908	9,625	(6,717)	(69.8)%
Selling, general and administrative	$73,870	$64,073	$9,797	15.3%
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

Capital structure costs included within selling, general and administrative expenses increased $8.0 million to $8.8 million during fiscal year 2014, primarily due to costs associated with the fifth and sixth amendments to the credit agreement governing the Secured Credit Facilities, the early redemption of the 2010 Senior Notes and costs associated with a secondary equity offering by our majority shareholder. Capital structure costs of $0.8 million during fiscal year 2013 were largely comprised of costs associated with the second and third amendments to the credit agreement governing the Secured Credit Facilities and Holdings' initial public offering “IPO”.

Equity-based compensation expense included within selling, general and administrative expenses decreased $6.7 million due to the recognition of equity-based compensation expense of $2.9 million in fiscal year 2014, while $9.6 million was recognized in fiscal year 2013. The consummation of our IPO on September 25, 2013 satisfied the liquidity condition associated with certain outstanding awards and equity-based compensation expense for those awards was recognized for the portion of the requisite service period which had passed. No equity-based compensation expense was recognized prior to the consummation of our IPO on September 25, 2013.

Interest expense totaled $65.2 million and $83.7 million for fiscal years 2014 and 2013, respectively. During our second fiscal quarter, on May 11, 2014, the outstanding balance of the 2010 Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.0% through September 30, 2014 and 4.50% through December 30, 2014. The $18.5 million decrease of interest expense is primarily comprised of a $29.9 million reduction due to the lower principal balance on the 2010 Senior Notes, including a partial redemption during fiscal year 2013, offset by a $12.0 million increase in interest on the term loan facility due to the increases to the principal balance during fiscal year 2014.

Loss on extinguishment of debt for fiscal year 2014 consisted of a $27.5 million redemption premium payment and a write-off of $4.0 million in debt issuance costs both resulting from the redemption of $269.8 million of the 2010 Senior Notes. Loss on extinguishment of debt for fiscal year 2013 consisted of a $14.5 million redemption premium payment and a write-off of $2.3 million in debt issuance costs both resulting from the redemption of $145.3 million of the 2010 Senior Notes.

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

	Fiscal Year Ended
Consolidated Summary	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change	% Change
	(dollars in thousands)
Total Revenue	$884,155	$815,080	$69,075	8.5%

Adjusted EBITDA:
Golf and Country Clubs	$203,191	$180,076	$23,115	12.8%
Business, Sports and Alumni Clubs	34,954	34,144	810	2.4%
Other	(41,822)	(37,504)	(4,318)	(11.5)%
Total Adjusted EBITDA (1)	$196,323	$176,716	$19,607	11.1%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net (loss) income to Adjusted EBITDA.

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

	Fiscal Year Ended
Golf and Country Club Segment	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change (4)	% Change (4)
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$294,291	$286,767	$7,524	2.6%
Food and Beverage	143,904	139,899	4,005	2.9%
Golf Operations	141,075	141,831	(756)	(0.5)%
Other	48,049	49,838	(1,789)	(3.6)%
Revenue	$627,319	$618,335	$8,984	1.5%
Club operating costs and expenses exclusive of depreciation	$439,981	$439,896	$85	—%
Adjusted EBITDA	$187,338	$178,439	$8,899	5.0%
Adjusted EBITDA Margin	29.9%	28.9%	100 bps	3.5%

New or Acquired Clubs (1)
Revenue
Dues	$31,606	$4,828	$26,778	NM
Food and Beverage	14,722	2,596	12,126	NM
Golf Operations	14,004	1,819	12,185	NM
Other	7,029	755	6,274	NM
Revenue	$67,361	$9,998	$57,363	NM
Club operating costs and expenses exclusive of depreciation	$51,508	$8,361	$43,147	NM
Adjusted EBITDA	$15,853	$1,637	$14,216	NM

Total Golf and Country Clubs
Revenue	$694,680	$628,333	$66,347	10.6%
Club operating costs and expenses exclusive of depreciation	$491,489	$448,257	$43,232	9.6%
Adjusted EBITDA	$203,191	$180,076	$23,115	12.8%
Adjusted EBITDA Margin	29.2%	28.7%	50 bps	1.7%

Same-store memberships, excluding managed club memberships	82,312	81,569	743	0.9%
Same-store average membership, excluding managed club memberships (2)	81,941	81,243	698	0.9%
Dues per average same-store membership, excluding managed club memberships (3)	$3,591	$3,530	$61	1.7%
Revenue per average same-store membership, excluding managed club memberships (3)	$7,656	$7,611	$45	0.6%
_______________________________

(1)
New or acquired clubs include those clubs that we are operating currently which were acquired or opened in fiscal years 2014 and 2013 consisting of: Oak Tree Country Club, Cherry Valley Country Club, Chantilly National Golf and Country Club, The Clubs of Prestonwood, TPC Michigan, TPC Piper Glen, Oro Valley Country Club, River Run Golf & Country Club, Sequoyah National Golf Club and 30 owned golf and country clubs, three leased golf and country clubs and six managed golf and country clubs acquired through the Sequoia Golf acquisition.

(2)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(3)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

(4)	All figures refer to year-over-year growth. Fiscal year 2013 benefited from one additional week in such fiscal year.

Total revenue for same store golf and country clubs increased $9.0 million, or 1.5%, for fiscal year 2014 compared to fiscal year 2013, although all major revenue streams were negatively impacted by one less week in fiscal year 2014. Dues revenue increased $7.5 million, or 2.6%, due to a rate increase in dues per same store average membership, an increase in the number of memberships and greater participation in the O.N.E. offering, despite the impact of one less week in fiscal year 2014. Food and beverage revenue increased $4.0 million, or 2.9%, primarily due to a 4.1% increase in a la carte revenue and an increase in corporate private events. Golf operations revenue decreased $0.8 million, or 0.5%, due primarily to the impact of one less week in fiscal year 2014 which was partially offset by increased retail sales. Other revenue decreased $1.8 million, or 3.6%, largely due to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs decreased $0.8 million, or 0.2%, for fiscal year 2014 compared to fiscal year 2013. The decrease is due to a $2.5 million, or 1.2%, reduction in payroll and payroll related expenses, which is partially due to the impact of one less week in fiscal year 2014, offset by increases in utility expenses associated with increased water and electricity rates. These operating costs, as a percentage of total same store club revenue, were 62.1% and 63.1% for fiscal year 2014 and fiscal year 2013, respectively.

Costs of food and beverage sales for same store golf and country clubs increased $0.9 million, or 1.8%, for fiscal year 2014 compared to fiscal year 2013 due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 35.0% and 35.4% for fiscal year 2014 and fiscal year 2013, respectively.

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

New or acquired clubs includes the results, from the date of acquisition, for all clubs acquired or opened in fiscal years 2013 and 2014, including our acquisition of Sequoia Golf on September 30, 2014. New and acquired clubs contributed revenues of $67.4 million and Adjusted EBITDA of $15.9 million during fiscal year 2014, which was largely related to Sequoia Golf.

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

	Fiscal Year Ended
Business, Sports and Alumni Club Segment	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change (4)	% Change (4)
	(dollars in thousands, except dues and revenue per average same store membership)
Same Store Clubs
Revenue
Dues	$77,779	$77,600	$179	0.2%
Food and Beverage	92,905	90,171	2,734	3.0%
Other	10,857	12,302	(1,445)	(11.7)%
Revenue	$181,541	$180,073	$1,468	0.8%
Club operating costs and expenses exclusive of depreciation	$146,347	$145,921	$426	0.3%
Adjusted EBITDA	$35,194	$34,152	$1,042	3.1%
Adjusted EBITDA Margin	19.4%	19.0%	40 bps	2.1%

New or Acquired Clubs (1)
Revenue	$2,105	$—	$2,105	NM
Club operating costs and expenses exclusive of depreciation	$2,345	$8	$2,337	NM
Adjusted EBITDA	$(240)	$(8)	$(232)	NM

Total Business, Sports and Alumni Clubs
Revenue	$183,646	$180,073	$3,573	2.0%
Club operating costs and expenses exclusive of depreciation	$148,692	$145,929	$2,763	1.9%
Adjusted EBITDA	$34,954	$34,144	$810	2.4%
Adjusted EBITDA Margin	19.0%	19.0%	0 bps	—%

Same-store memberships, excluding managed club memberships	54,362	53,954	408	0.8%
Same-store average membership, excluding managed club memberships (2)	54,158	54,122	36	0.1%
Dues per average same-store membership, excluding managed club memberships (3)	$1,436	$1,434	$2	0.1%
Revenue per average same-store membership, excluding managed club memberships (3)	$3,352	$3,327	$25	0.8%
_______________________________

(1)
New or acquired clubs include those clubs that we are operating currently which were acquired or opened in fiscal years 2014 and 2013 consisting of: Baylor Club and one leased sports club acquired through the Sequoia Golf acquisition.

(2)	Same store average membership, excluding managed club memberships, is calculated using the same store membership count, excluding managed clubs, at the beginning and end of the period indicated.

(3)	Same store dues or revenue divided by same store average membership, excluding managed club memberships.

(4)	All figures refer to year-over-year growth. Fiscal year 2013 benefited from one additional week in such fiscal year.

Total revenues for same store business, sports and alumni clubs increased $1.5 million, or 0.8%, for fiscal year 2014 compared to fiscal year 2013, although all major revenue streams were negatively impacted by one less week in fiscal year 2014. Food and beverage revenue increased $2.7 million, or 3.0%, primarily due to a 4.3% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $0.2 million, or 0.2%, due primarily to a rate increase in dues per same store average membership, despite the impact of one less week in fiscal year 2014. Other revenue decreased $1.4 million, or 11.7%, due primarily to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships and the impact of one less week in fiscal year 2014.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs decreased $0.6 million, or 0.5%, for fiscal year 2014 compared to fiscal year 2013. The decrease was primarily due to lower variable operating costs and expenses. These operating costs, as a percentage of total same store club revenue, were 66.6% and 67.5% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $1.0 million, or 4.2%, for fiscal year 2014 compared to fiscal year 2013 due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 27.2% and 26.8% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs increased $1.0 million, or 3.1%, for fiscal year 2014 compared to fiscal year 2013, despite the impact of one less week in fiscal year 2014, primarily due to increases in food and beverage revenue and higher margin dues revenue at our recently reinvented clubs, offset by increased payroll expense including variable wages associated with higher revenues. Additionally, rent expense decreased as there were higher leasing costs in fiscal year 2013 associated with the relocation and reinvention of one of our business clubs. Same store Adjusted EBITDA margin for fiscal year 2014 increased 40 basis points compared to fiscal year 2013.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for fiscal years 2014 (consisting of 52 weeks) and 2013 (consisting of 53 weeks). Fiscal year 2014 was comprised of one less week than fiscal year 2013, which impacts the changes in results between the periods presented.

	Fiscal Year Ended
Other	December 30, 2014 (52 weeks)	December 31, 2013 (53 weeks)	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(41,822)	$(37,504)	$(4,318)	(11.5)%

Other Adjusted EBITDA decreased $4.3 million, or 11.5%, for fiscal year 2014 compared to fiscal year 2013 largely due to $2.0 million increase in expense related to the infrastructure to support Sequoia Golf subsequent to acquisition on September 30, 2014, a $0.9 million increase in our insurance expense resulting from higher claims, and a $0.6 million increase in incentive compensation. The remaining increase is largely related to increases in other expenses offset by the impact of one less week in fiscal year 2014.

Liquidity and Capital Resources

We operate through our subsidiaries and have no material assets other than the stock of our subsidiaries. Our ability to pay dividends is dependent on our receipt of dividends or other distributions from our subsidiaries and borrowings under the Secured Credit Facilities, the 2015 Senior Notes and other debt instruments.

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to execute strategic objectives, maintain and fund expansions, replacement projects and other capital investments at our clubs, be poised for external growth and pay dividends to our stockholders. Historically, we have financed our business through cash flows from operations and debt.

We anticipate that cash flows from operations will be our primary source of cash over the next twelve months. We believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, capital expenditures, debt service obligations, payment of a quarterly cash dividend pursuant to our dividend policy and stock repurchases. The payment of such quarterly dividends will be at the discretion of our Board of Directors. In the first quarter of fiscal year 2016, our Board of Directors authorized a repurchase of up to $50 million of our common stock. The repurchase program is expected to be executed over two years, and is expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Exchange Act. We plan to use excess cash reserves, our revolving credit facility, proceeds from the issuance of debt or equity, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of December 29, 2015, cash and cash equivalents totaled $116.3 million and we had $105.3 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $221.6 million. Subsequent to December 29, 2015, on January 25, 2016, Operations entered into a ninth amendment to the credit agreement governing the Secured Credit Facilities to replace the existing revolving credit facility with a new revolving credit facility. As of February 19, 2016, we had $145.0 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $152.3 million and $129.2 million for fiscal years 2015 and 2014, respectively. The $23.1 million change in operating cash flows is due largely to a change in earnings and the positive impact of changes in other long-term liabilities and working capital. Earnings contributed approximately $12.9 million, after excluding the $43.1 million decrease in income tax benefit, the $21.6 million increase in depreciation expense and the $28.9 million decrease in loss on extinguishment of debt, each of which do not impact operating cash flows. The remaining increase in cash flows from operations is due to changes in other long-term liabilities and working capital during the normal course of business.

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

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $160.2 million and $352.7 million for fiscal years 2015 and 2014, respectively. The $192.4 million decrease in cash used in investing activities is primarily due to the $221.7 million decrease in cash used for the acquisition of clubs, which is offset by the $32.6 million increase in capital spent to maintain, renovate and reinvent our existing properties.

Cash flows used in investing activities totaled $352.7 million and $72.7 million for fiscal years 2014 and 2013, respectively. The increase in cash used in investing activities is largely due to the $260.0 million in cash consideration spent during fiscal year 2014 for the acquisition of Sequoia Golf, a $13.1 million increase in capital spent to maintain, renovate and reinvent our existing properties and a $4.6 million increase in cash used for the acquisition of other clubs.

Cash Flows provided by (used in) Financing Activities

Cash flows provided by financing activities totaled $48.5 million and $245.0 million for fiscal years 2015 and 2014, respectively. During the fiscal years 2015 and 2014, respectively, we borrowed $57.0 million and $11.2 million under our revolving credit facility. During fiscal year 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to prepay $226.1 million towards the Secured Credit Facilities, in connection with the eighth amendment to the credit agreement governing the Secured Credit Facilities and repay the $57.0 million borrowed under our revolving credit facility earlier in the year. During fiscal year 2014, Operations entered into the fifth and sixth amendments to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance to $901.1 million. The proceeds of the additional term loan borrowings under the fifth amendment of $348.3 million, net of discount, together with cash on hand, were used to redeem the remaining $269.8 million principal amount of the 2010 Senior Notes, pay the related redemption premium of $27.5 million and repay the $11.2 million borrowed under our revolving credit facility earlier in the year. The proceeds of the additional term loan borrowings under the sixth amendment of $248.1 million, net of discount, together with cash on hand, were used to fund the acquisition of Sequoia Golf, including certain expenses related thereto.

We made scheduled debt repayments of $21.2 million during fiscal year 2015, which was a $7.6 million increase from the $13.6 million of scheduled debt repayments made during fiscal year 2014. We paid $17.5 million and $8.3 million for debt issuance and modification costs in the fiscal years 2015 and 2014, respectively, related primarily to debt amendments to the credit agreement governing the Secured Credit Facilities. Additionally, during fiscal year 2015, we paid $2.8 million more in dividends to our common stockholders due primarily to the increase in our dividend from $0.12 to $0.13 per share of common stock.

Cash flows provided by financing activities totaled $245.0 million for fiscal year 2014, as described above, while cash flows used in financing activities totaled $49.1 million for fiscal year 2013. During fiscal year 2013, we received $173.3 million in proceeds, net of underwriting discounts and commissions, from the issuance of common stock in our IPO and paid $4.3 million in equity offering costs. We used a portion of the net proceeds from our IPO to redeem $145.3 million in aggregate principal amount of the 2010 Senior Notes and to pay approximately $14.5 million of redemption premium.

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

During fiscal year 2014, we paid $30.8 million of dividends to our common stockholders and during fiscal year 2013, we paid a dividend of $35.0 million to the owners of our common stock.

Total cash and cash equivalents increased by $41.3 million during fiscal year 2015 and $21.3 million during fiscal year 2014.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties and invest in our information technology systems. For fiscal years 2015, 2014 and 2013, we spent approximately $53.1 million, $29.1 million and $23.8 million respectively, in capitalized costs to maintain our existing properties and invest in our information technology systems. During fiscal year 2015, the maintenance capital spending included $35.8 million to maintain our existing facilities and $17.3 million to invest in our information technology systems. During fiscal year 2016, we anticipate spending approximately $56.5 million in maintenance capital, including $38.7 million to maintain our existing facilities and $17.8 million to invest in our information technology systems.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding totaled approximately $110.7 million, $323.8 million and $51.3 million for fiscal years 2015, 2014 and 2013, respectively, including acquisitions of $58.6 million, $280.3 million and $15.6 million. We anticipate spending approximately $40.9 million on reinvention and expansion projects during fiscal year 2016, excluding Marsh Creek Country Club, any potential future acquisitions and reinvention and expansion projects related to such acquisitions.

Subsequent to December 29, 2015, on February 2, 2016, we purchased Marsh Creek Country Club, a private golf club in St. Augustine, Florida, for a purchase price of $4.5 million. We anticipate spending approximately $1.0 million in reinvention project capital at this property.

Future discretionary capital spending amounts may increase or decrease as a result of a variety of factors, including but not limited to those described in Item 1A. Risk Factors, such as the identification of additional acquisitions or expansion opportunities that fit our strategy to expand the business.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015 and subsequent to fiscal year 2015 on January 25, 2016. As of February 19, 2016, the Secured Credit Facilities are comprised of (i) a $675.0 million term loan facility and (ii) a revolving credit facility with capacity of $175.0 million and $145.0 million available for borrowing after deducting $30.0 million of standby letters of credit. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.50:1.00.

As of February 19, 2016, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is December 15, 2022.

As of February 19, 2016, the revolving credit commitments mature on January 25, 2021 and bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to the Senior Secured Leverage Ratio and a total leverage ratio (the “Total Leverage Ratio”). The Senior Secured Leverage Ratio is defined as the ratio of Operations' Consolidated Senior Secured Debt (exclusive of the 2015 Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in “Basis of Presentation”) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations' Consolidated Total Debt (including the 2015 Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain the Senior Secured Leverage Ratio no greater than 4.50:1.00 and a Total Leverage Ratio of no greater than 5.75:1.00 as of the end of each fiscal quarter.

We may be required to prepay the outstanding term loan facility by a percentage of excess cash flows, as defined by the credit agreement governing the Secured Credit Facilities, each fiscal year end after our annual consolidated financial statements are delivered, which percentage may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year. No such prepayment was required with respect to fiscal year 2015. We may voluntarily prepay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with a repricing transaction.

As of December 29, 2015, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Senior Secured Leverage Ratio and the Total Leverage Ratio on a rolling four quarter basis through December 29, 2015:

	Four Quarters Ended
	December 29, 2015
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$234,939
Pro Forma Consolidated Total Debt (2)	1,057,688
Pro Forma Consolidated Senior Secured Debt (2)	707,688

Total Leverage Ratio	4.50	x
Senior Secured Leverage Ratio	3.01	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended December 29, 2015:

Four Quarters Ended
December 29, 2015
(dollars in thousands)
Adjusted EBITDA (a)	$233,662
Pro forma adjustment - acquisitions (b)	1,277
Pro Forma Adjusted EBITDA	$234,939

(a)	See ‘‘Basis of Presentation’’ for the definition of Adjusted EBITDA and a reconciliation of net (loss) income to Adjusted EBITDA.

(b)	The pro forma adjustment gives effect to all acquisitions in the four quarters ended December 29, 2015 as though they had been consummated on the first day of fiscal year 2015.

(2)	The reconciliation of total debt to Pro Forma Consolidated Total Debt and Pro Forma Consolidated Senior Secured Debt is as follows:

As of December 29, 2015
(dollars in thousands)
Total long-term debt (excluding loan discount)	$1,118,223
Outstanding letters of credit	29,721
Uncollateralized surety bonds	6,581
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(85,000)
Pro Forma Consolidated Total Debt	$1,057,688

Unsecured 2015 Senior Notes	(350,000)
Pro Forma Consolidated Senior Secured Debt	$707,688
_______________________

(a)	Represents an adjustment reducing total debt by the lesser of Operations' unrestricted cash or $85.0 million.

2015 Senior Notes—On December 15, 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to repay amounts outstanding under the Secured Credit Facilities in connection with the eighth amendment. Interest on the 2015 Senior Notes accrues at the rate of 8.25% per annum and is payable semiannually in arrears on June 15 and December 15.

The 2015 Senior Notes are guaranteed by the subsidiaries of Operations that guarantee its obligations under the credit agreement governing the Secured Credit Facilities (the “Guarantors”) on a full and unconditional basis. As of December 29, 2015, Operations and the Guarantors accounted for approximately 93% of Holdings’ combined total assets, excluding intercompany items, and accounted for approximately 89% of outstanding total liabilities, including trade payables, all of which are structurally senior to the 2015 Senior Notes. For the fiscal year ended December 29, 2015, Operations and the guarantors accounted for approximately 93% of Holdings’ revenues and approximately 78% of Holdings operating income.

2010 Senior Notes—On November 30, 2010, Operations issued $415.0 million in 2010 Senior Notes, bearing interest at 10.0% and maturing December 1, 2018. On October 28, 2013, Operations repaid $145.3 million in aggregate principal of 2010 Senior Notes at a redemption price of 110.00%, plus accrued and unpaid interest thereon. On April 11, 2014, Operations provided notice to the trustee for the 2010 Senior Notes that Operations had elected to redeem all of the remaining outstanding 2010 Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which was the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the 2010 Senior Notes.

Other Debt—As of December 29, 2015, other debt and capital leases totaled $93.2 million, including $11.8 million of notes payable related to certain Non-Core Development Entities and $43.3 million in capital leases.

The following table summarizes the components of our interest expense for the fiscal year ended December 29, 2015:

Fiscal Year Ended
December 29, 2015
(dollars in thousands)
Interest expense related to:
Interest related to funded debt (1)	$44,886
Capital leases and other indebtedness (2)	1,676
Amortization of debt issuance costs and term loan discount	2,740
Notes payable related to certain Non-Core Development Entities	1,063
Accretion of discount on member deposits	20,307
Total Interest expense	$70,672
_______________________

(1)
Interest expense related to funded debt includes interest on the facilities and borrowings under the Secured Credit Facilities, the 2015 Senior Notes, the Stonebriar / Monarch Loan and mortgage loans with Atlantic Capital Bank and BancFirst.

(2)	Includes interest expense on capital leases and other indebtedness (which includes other mortgage loans not included in funded debt above), offset by capitalized interest.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of December 29, 2015. The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 29, 2015:

Contractual Obligations

	Payments due by Period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Long-term debt (1)	$1,074,952	$4,924	$29,447	$3,056	$1,037,525
Interest on long-term debt (2)	427,940	57,693	117,892	116,178	136,177
Capital lease obligations, including imputed interest	47,510	17,344	23,790	6,376	—
Membership initiation deposits (3)	357,301	152,996	33,168	28,586	142,551
Other long-term obligations (4)	19,582	8,258	9,581	1,743	—
Operating leases	199,189	22,173	40,243	31,870	104,903
Total contractual cash obligations (5)	$2,126,474	$263,388	$254,121	$187,809	$1,421,156
_______________________

(1)
Long-term debt consisted of $675.0 million under the Secured Credit Facilities, $350.0 million of outstanding 2015 Senior Notes and $50.0 million of other debt. No amounts were outstanding under the revolving credit facility.

(2)
Interest on long-term debt includes interest of 8.25% on our $350.0 million outstanding 2015 Senior Notes and interest on our $675.0 million term loan facility which bears interest at a rate equal to the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25%. For purposes of this table, we have assumed an interest rate of 4.25% on the term loan facility for all future periods, which is based on the LIBOR rate as of December 29, 2015. Interest on long-term debt does not include interest on notes payable related to Non-Core Development Entities. See Note 10 of our consolidated financial statements included elsewhere herein.

(3)
Represents the net present value of initiation deposits based on the discounted value of future maturities using our incremental borrowing rate adjusted to reflect a 30-year time frame. The initiation deposits are refundable on or after the maturity date, subject to satisfaction of contractual conditions. As of December 29, 2015, we have redeemed approximately 1.8% of total matured initiation deposits received, including those due on demand. The present value of the initiation deposits received is recorded as a liability on our consolidated balance sheets and accretes over the nonrefundable term using the effective interest method. At December 29, 2015, the gross amount of the initiation deposits recorded as a liability was $717.1 million.

(4)	Consists of insurance reserves for general liability and workers’ compensation of $19.6 million.

(5)
Table excludes obligations for uncertain income tax positions. As of December 29, 2015 and December 30, 2014, we had $7.3 million and $7.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions. Unrecognized tax benefits are not expected to change significantly over the next twelve months; however, we are unable to predict when, and if, cash payments related to uncertain tax positions will be required.

Commercial Commitments

	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Standby letters of credit (1)	$29,721	$19,154	$10,567	$—	$—
Capital commitments (2)	18,633	18,633	—	—	—
Total commercial commitments	$48,354	$37,787	$10,567	$—	$—
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

For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within club operations revenue over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability and accretes over the non-refundable term using the effective interest method with an interest rate defined as our incremental borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership initiation fees received are not refundable and are deferred and recognized within club operations revenue over the expected life of an active membership.

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During fiscal years 2015, 2014 and 2013, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

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

Goodwill and Intangible Assets
We classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. We test definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. We utilize a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations.
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
We test goodwill for impairment as of the first day of our last fiscal quarter. Based on this analysis, no impairment of goodwill was recorded for all years presented and we are not currently aware of any material events that would cause us to reassess the fair value of our goodwill. The estimated fair values of our golf and country clubs and business, sports and alumni clubs reporting units both exceeded their carrying values by a significant amount as of the analysis performed during fiscal year 2015.
Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in an impairment of goodwill. The most significant assumptions used in the Income Approach to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) future cash flows projections. If we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used future cash flow projections that were 50 basis points lower in our impairment analysis of goodwill for fiscal year 2015, it would not have resulted in either reporting unit’s carrying value exceeding its fair value. In addition, future changes in market conditions will impact estimates used in the Market Approach and could result in an impairment of goodwill.
Income Tax Contingencies
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

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.7 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of December 29, 2015.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” included in Note 2 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of December 29, 2015, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) a 4.25% “Floor” or (ii) an elected LIBOR plus a margin of 3.25%. Therefore, the term loan facility is effectively subject to a 4.25% Floor until LIBOR exceeds 1.0%. As of February 19, 2016, the three month LIBOR was 0.62%. A hypothetical 0.5% increase in LIBOR would result in a $0.8 million increase in interest expense.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and one business club in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the fiscal year ended December 29, 2015.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the fiscal year ended December 29, 2015 totaled approximately $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ClubCorp Holdings, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of ClubCorp Holdings, Inc. and subsidiaries (the “Company”) as of December 29, 2015 and December 30, 2014, and the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 29, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ClubCorp Holdings, Inc. and subsidiaries as of December 29, 2015 and December 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 29, 2016

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

For the Fiscal Years Ended December 29, 2015, December 30, 2014 and December 31, 2013

(In thousands, except per share amounts)

	2015	2014	2013
REVENUES:
Club operations	$757,472	$629,180	$579,751
Food and beverage	291,582	251,838	231,673
Other revenues	3,813	3,137	3,656
Total revenues	1,052,867	884,155	815,080

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	681,989	568,171	527,787
Cost of food and beverage sales exclusive of depreciation	96,103	81,165	74,607
Depreciation and amortization	103,944	80,792	72,073
Provision for doubtful accounts	2,551	2,733	3,483
Loss on disposals of assets	19,402	10,518	8,122
Impairment of assets	5,144	2,325	6,380
Equity in loss (earnings) from unconsolidated ventures	1,308	(1,404)	(2,638)
Selling, general and administrative	82,616	73,870	64,073
OPERATING INCOME	59,810	65,985	61,193

Interest and investment income	5,519	2,585	345
Interest expense	(70,672)	(65,209)	(83,669)
Loss on extinguishment of debt	(2,599)	(31,498)	(16,856)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,942)	(28,137)	(38,987)
INCOME TAX (EXPENSE) BENEFIT	(1,629)	41,469	(1,681)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(9,571)	13,332	(40,668)
Loss from discontinued clubs, net of income tax benefit (expense) of $0, $1 and $(3) in 2015, 2014 and 2013, respectively	(2)	(3)	(12)
NET (LOSS) INCOME	(9,573)	13,329	(40,680)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	61	(103)	(212)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(9,512)	$13,226	$(40,892)

NET (LOSS) INCOME	$(9,573)	$13,329	$(40,680)
Foreign currency translation	(2,959)	(3,220)	(398)
OTHER COMPREHENSIVE LOSS	(2,959)	(3,220)	(398)
COMPREHENSIVE (LOSS) INCOME	(12,532)	10,109	(41,078)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	61	(103)	(212)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP	$(12,471)	$10,006	$(41,290)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,364	63,941	54,172
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,364	64,318	54,603

(LOSS) EARNINGS PER COMMON SHARE, BASIC:
(Loss) income from continuing operations attributable to ClubCorp	$(0.15)	$0.21	$(0.75)
Loss from discontinued clubs attributable to ClubCorp	$—	$—	$—
Net (loss) income attributable to ClubCorp	$(0.15)	$0.21	$(0.75)

(LOSS) EARNINGS PER COMMON SHARE, DILUTED:
(Loss) income from continuing operations attributable to ClubCorp	$(0.15)	$0.21	$(0.75)
Loss from discontinued clubs attributable to ClubCorp	$—	$—	$—
Net (loss) income attributable to ClubCorp	$(0.15)	$0.21	$(0.75)

Cash distributions declared per common share	$0.52	$0.49	$0.79

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 29, 2015 and December 30, 2014

(In thousands of dollars, except share and per share amounts)

	December 29, 2015	December 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,347	$75,047
Receivables, net of allowances of $5,509 and $5,424 at December 29, 2015 and December 30, 2014, respectively	68,671	65,337
Inventories	20,929	20,931
Prepaids and other assets	19,907	15,776
Deferred tax assets, net	26,338	26,574
Total current assets	252,192	203,665
Investments	3,005	5,774
Property and equipment, net (includes $9,245 and $9,422 related to VIEs at December 29, 2015 and December 30, 2014, respectively)	1,534,520	1,474,763
Notes receivable, net of allowances of $805 and $704 at December 29, 2015 and December 30, 2014, respectively	7,448	8,262
Goodwill	312,811	312,811
Intangibles, net	31,252	34,960
Other assets	29,634	24,836
TOTAL ASSETS	$2,170,862	$2,065,071

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,414	$18,025
Membership initiation deposits - current portion	152,996	135,583
Accounts payable	39,487	31,948
Accrued expenses	37,441	44,424
Accrued taxes	15,473	21,903
Other liabilities	69,192	59,550
Total current liabilities	335,003	311,433
Long-term debt (includes $13,026 and $13,302 related to VIEs at December 29, 2015 and December 30, 2014, respectively)	1,092,320	965,187
Membership initiation deposits	204,305	203,062
Deferred tax liability, net	236,795	244,113
Other liabilities (includes $23,312 and $22,268 related to VIEs at December 29, 2015 and December 30, 2014, respectively)	123,657	120,417
Total liabilities	1,992,080	1,844,212
Commitments and contingencies (See Note 16)

EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 64,740,736 and 64,443,332 issued and outstanding at December 29, 2015 and December 30, 2014, respectively	647	644
Additional paid-in capital	263,921	293,006
Accumulated other comprehensive loss	(7,249)	(4,290)
Accumulated deficit	(88,955)	(79,443)
Total stockholders’ equity	168,364	209,917
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,418	10,942
Total equity	178,782	220,859
TOTAL LIABILITIES AND EQUITY	$2,170,862	$2,065,071

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended December 29, 2015, December 30, 2014 and December 31, 2013

(In thousands of dollars)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,573)	$13,329	$(40,680)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	101,037	79,394	69,211
Amortization	2,907	1,398	2,863
Asset impairments	5,144	2,325	6,380
Bad debt expense	2,605	2,760	3,502
Equity in loss (earnings) from unconsolidated ventures	1,308	(1,404)	(2,638)
Gain on investment in unconsolidated ventures	(5,082)	(2,203)	—
Distribution from investment in unconsolidated ventures	5,845	5,740	4,699
Loss on disposals of assets	19,399	10,514	8,121
Debt issuance costs and term loan discount	15,600	13,687	5,084
Accretion of discount on member deposits	20,307	20,723	20,961
Equity-based compensation	4,970	4,303	14,217
Redemption premium payment included in loss on extinguishment of debt	—	27,452	14,525
Net change in deferred tax assets and liabilities	(7,082)	2,110	(4,548)
Net change in prepaid expenses and other assets	(7,636)	(4,017)	(2,708)
Net change in receivables and membership notes	6,619	29,741	(26,925)
Net change in accounts payable and accrued liabilities	2,499	1,027	(815)
Net change in other current liabilities	(555)	(32,776)	26,548
Net change in other long-term liabilities	(6,042)	(44,945)	(4,104)
Net cash provided by operating activities	152,270	129,158	93,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(105,244)	(72,647)	(59,541)
Acquisition of clubs	(58,582)	(20,255)	(15,620)
Acquisition of Sequoia Golf, net of cash acquired	—	(260,007)	—
Proceeds from dispositions	3,764	447	1,419
Net change in restricted cash and capital reserve funds	(183)	(355)	(59)
Return of capital in equity investments	—	126	1,073
Net cash used in investing activities	(160,245)	(352,691)	(72,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(247,313)	(283,387)	(170,937)
Proceeds from new debt borrowings, net of loan discount	350,000	596,375	10,713
Repayments of revolving credit facility borrowings	(57,000)	(11,200)	—
Proceeds from revolving credit facility borrowings	57,000	11,200	—
Redemption premium payment	—	(27,452)	(14,525)
Debt issuance and modification costs	(17,525)	(8,254)	(7,872)
Dividends to owners	(33,583)	(30,765)	(35,000)
Proceeds from issuance of common stock in Holdings' initial public offering, net of underwriting discounts and commissions	—	—	173,250
Equity offering costs	(887)	(777)	(4,349)
Share repurchases for tax withholdings related to certain equity-based awards	(1,443)	—	—
Excess tax benefit from equity-based awards	1,055	—	—
Distributions to noncontrolling interest	(1,071)	(27)	—
Proceeds from new membership initiation deposits	749	853	1,042
Repayments of membership initiation deposits	(1,496)	(1,567)	(1,421)
Net cash provided by (used in) financing activities	48,486	244,999	(49,099)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	789	(200)	(50)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,300	21,266	(28,184)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	75,047	53,781	81,965
CASH AND CASH EQUIVALENTS - END OF PERIOD	$116,347	$75,047	$53,781
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$51,368	$35,930	$61,441
Cash paid for income taxes	$11,297	$2,723	$3,187
Non-cash investing and financing activities are as follows:
Capital lease	$26,243	$20,428	$11,342
Capital accruals	$2,394	$2,394	$1,790
Leasehold improvements	$1,026	$3,386	$—
Dividends declared payable to owners	$8,535	$8,454	$7,654
Distribution related to utilization of certain deferred tax benefits recorded in connection with the ClubCorp Formation	$—	$—	$4,518
Debt assumed with asset acquisition	$—	$87	$4,954

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 29, 2015, December 30, 2014 and December 31, 2013

(In thousands of dollars, except share & per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 26, 2012	50,569,730	$506	$184,460	$(672)	$(51,777)	$10,565	$143,082
Dividends to owners ($0.65 per common share)	—	—	(35,000)	—	—	—	(35,000)
Proceeds from issuance of common stock in Holdings' initial public offering, net of underwriting discounts, commissions and other offering costs	13,200,000	132	168,769	—	—	—	168,901
Issuance of restricted stock	20,000	—	—	—	—	—	—
Dividends to owners declared ($0.14 per common share)	—	—	(7,654)	—	—	—	(7,654)
Equity-based compensation expense	—	—	14,217	—	—	—	14,217
Distribution related to utilization of certain deferred tax benefits recorded in connection with the ClubCorp Formation	—	—	(4,518)	—	—	—	(4,518)
Net (loss) income	—	—	—	—	(40,892)	212	(40,680)
Other comprehensive loss	—	—	—	(398)	—	—	(398)
BALANCE - December 31, 2013	63,789,730	$638	$320,274	$(1,070)	$(92,669)	$10,777	$237,950
Issuance of shares related to equity-based compensation	653,602	6	(6)	—	—	—	—
Dividends to owners declared ($0.49 per common share)	—	—	(31,565)	—	—	—	(31,565)
Equity-based compensation expense	—	—	4,303	—	—	—	4,303
Recognition of noncontrolling interests related to Sequoia Golf Acquisition	—	—	—	—	—	89	89
Net income	—	—	—	—	13,226	103	13,329
Other comprehensive loss	—	—	—	(3,220)	—	—	(3,220)
Distributions to noncontrolling interest	—	—	—	—	—	(27)	(27)
BALANCE - December 30, 2014	64,443,332	$644	$293,006	$(4,290)	$(79,443)	$10,942	$220,859
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	297,404	3	(1,446)	—	—	—	(1,443)
Dividends to owners declared ($0.52 per common share)	—	—	(33,664)	—	—	—	(33,664)
Equity-based compensation expense	—	—	4,970	—	—	—	4,970
Excess tax benefit from equity-based awards	—	—	1,055	—	—	—	1,055
Net loss	—	—	—	—	(9,512)	(61)	(9,573)
Other comprehensive loss	—	—	—	(2,959)	—	—	(2,959)
Distributions to noncontrolling interest	—	—	—	—	—	(1,071)	(1,071)
Divestiture of noncontrolling interest	—	—	—	—	—	608	608
BALANCE - December 29, 2015	64,740,736	$647	$263,921	$(7,249)	$(88,955)	$10,418	$178,782

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

As of December 29, 2015, we own, lease or operate through joint ventures 148 golf and country clubs and manage 10 golf and country clubs. Likewise, we own, lease or operate through a joint venture 46 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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

Investments in certain unconsolidated affiliates are accounted for by the equity method, while investments in other unconsolidated affiliates are accounted for under the cost method. See Note 4.
We have entered into agreements with third-party owners of clubs to act as a managing agent and provide certain services to the third party club owner in exchange for a management fee. The operations of managed clubs are not consolidated. We recognize the contractual management fees as revenue when earned. Additionally, we recognize reimbursements for certain costs of operations at certain managed clubs as revenue.
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

Fiscal Year—Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2015 and 2014, the fiscal years are comprised of the 52 weeks ended December 29, 2015 and December 30, 2014, respectively. For 2013, the fiscal year is comprised of the 53 weeks ended December 31, 2013.

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

For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within club operations revenue over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability and accretes over the non-

refundable term using the effective interest method with an interest rate defined as our incremental borrowing rate adjusted to reflect a 30-year time frame. The accretion is included in interest expense.

The majority of membership initiation fees received are not refundable and are deferred and recognized within club operations revenue on the consolidated statements of operations over the expected life of an active membership.

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During each of the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated statements of operations were $13.6 million, $13.1 million and $17.7 million for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

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
The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the consolidated financial statements. The table below shows the changes in our allowance for doubtful accounts balance:

	2015	2014	2013
Beginning allowance	$5,424	$3,666	$2,626
Bad debt expense, excluding portion related to notes receivable	2,605	2,760	3,502
Write offs	(2,520)	(1,002)	(2,462)
Ending allowance	$5,509	$5,424	$3,666
Inventories—Inventories, which consist primarily of food and beverages and merchandise held for resale, are stated at the lower of cost (weighted average cost method) or market. Losses on obsolete or excess inventory are not material.
Investments—Investments in certain unconsolidated affiliates are accounted for by the equity method, while investments in other unconsolidated affiliates are accounted for under the cost method. See Note 4.
Property and Equipment, Net—Property and equipment is recorded at cost, including interest incurred during construction periods. We capitalize costs that both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized. All other related costs are expensed as incurred. For building improvements, only costs that extend the useful life of the building are capitalized; repairs and maintenance are expensed as incurred. Internal use software development costs are capitalized and amortized on a straight-line basis over the expected benefit period. The net book value of internal use software totaled $9.9 million and $6.7 million at December 29, 2015 and December 30, 2014, respectively. See Note 6.

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Depreciable land improvements	5	-	20 years
Building and recreational facilities	20	-	40 years
Machinery and equipment (includes internal use software)	3	-	10 years
Leasehold improvements	1	-	40 years
Furniture and fixtures	3	-	10 years

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

We assess the recoverability of the carrying value of goodwill and other indefinite-lived intangibles annually on the first day of the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill impairment is tested for impairment by first comparing the fair value of a reporting unit to its carrying amount. When the fair value is less than carrying value further analysis is performed to measure the amount of impairment loss, if any. See Note 7.

Impairment of Long-Lived Assets—We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over the expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, the impairment is determined by comparing the carrying value of the property to its fair value which may be approximated by using future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and expected future performance, local operations and other factors both within our control and out of our control. Additionally, throughout the impairment evaluation process, we consider the impact of recent property appraisals when they are available. If actual results differ from these estimates, additional impairment charges may be required. As discussed in Note 5, GAAP establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The fair value calculations associated with these valuations are classified as Level 3 measurements.
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
Advertising Expense—We market our clubs through advertising and other promotional activities. Advertising expense is charged to income during the period incurred. Advertising expense totaled $6.3 million, $5.5 million and $5.8 million for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.
Foreign Currency—The functional currency of our entities located outside the United States is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year. Translation gains and losses are reported separately, with no tax impact for all periods presented, as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013. Realized foreign currency transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss in club operating costs.

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
Equity-Based Awards—We have granted equity-based awards to employees and non-employee directors in the form of restricted stock awards (“RSAs”), which restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us and performance restricted stock units (“PSUs”), which will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based requirements. The number of PSUs under these grants represents the target number of such units that may be earned, based on Holdings' total shareholder return over the applicable performance periods compared with a peer group. We measure the cost of employee services rendered in exchange for equity-based awards based upon the grant date fair market value of the respective equity-based awards. The value is recognized over the requisite service period, which is generally the vesting period.

The fair market value of each RSA is estimated using the Company's closing share price on the date of grant. The fair market value of each PSU was estimated on the date of grant using a Monte Carlo simulation analysis which generates a distribution of possible future stock prices for Holdings and the peer group from the grant date to the end of the applicable performance period. Assumptions used as inputs in the analysis are disclosed below. The risk-free rate is based on U.S. Treasury yields with a term commensurate to the applicable PSU performance period. Expected dividend yields were 0% as all dividends are assumed to be reinvested. The expected volatility for each PSU is based on the historical volatility of our common stock.

	Fiscal Year Ended
	December 29, 2015	December 30, 2014
Risk-free rate	0.86%	0.3% to 0.65%
Expected dividends	—%	—%
Expected volatility	24.5%	21.6%
Expected term (years)	3.0	2.0 - 3.0

The following table shows total equity-based compensation expense included in the consolidated statements of operations:

	Fiscal Year Ended
	December 29, 2015	December 30, 2014	December 31, 2013
Club operating costs exclusive of depreciation	$1,440	$1,395	$4,592
Selling, general and administrative	3,530	2,908	9,625
Pre-tax equity-based compensation expense	4,970	4,303	14,217
Less: benefit for income taxes	(1,858)	(1,311)	(817)
Equity-based compensation expense, net of tax	$3,112	$2,992	$13,400

As of December 29, 2015, there was approximately $4.1 million of unrecognized expense, adjusted for estimated forfeitures, related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted RSAs, PSUs and restricted stock units (“RSUs”) under the Stock Plan. As of December 29, 2015, approximately 2.7 million shares of common stock were available for future issuance under the Stock Plan.

The following table summarizes RSA and PSU activity for the periods presented:

	Restricted stock awards		Performance-based restricted stock units
	Shares	Weighted Average Grant Date Fair Value	Target shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 31, 2013	20,000	$14.00	—	$—
Granted	230,427	18.30	111,610	17.08
Vested	(20,000)	14.00	—	—
Forfeited	(2,361)	19.06	—	—
Canceled	—	—	—	—
Non-vested balance at December 30, 2014	228,066	$18.29	111,610	$17.08
Granted	214,306	18.42	136,071	19.64
Vested	(82,025)	18.36	—	—
Forfeited	(22,384)	18.11	(20,271)	18.44
Canceled	(7,493)	18.50	—	—
Non-vested balance at December 29, 2015	330,470	$18.37	227,410	$18.49

On April 1, 2012, prior to our initial public offering (“IPO”), Holdings granted RSUs to certain executives under the Stock Plan. The RSUs vest based on satisfaction of both a time condition and a liquidity condition and are converted into shares of our common stock upon vesting. On March 15, 2014, the required time period following our IPO was satisfied and the liquidity vesting requirement was met, at which time one third of the RSUs granted were converted into 211,596 shares of our common stock. On April 1, 2014, 211,579 of the RSUs vested and were converted into shares of our common stock. The remaining 190,788 RSUs vested on April 1, 2015 and 122,144 RSUs were converted into shares of our common stock, while 68,644 RSUs were forfeited by employees in lieu of the payment of income tax withholding obligations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-9 (“ASU 2014-9”), Revenue from Contracts with Customers. ASU 2014-9 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 which deferred the effective date of ASU 2014-9 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. We are still evaluating the impact that our adoption of ASU 2014-9 will have on our consolidated financial position or results of operations.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the impact that our adoption of ASU 2015-17 will have on our consolidated financial position.

In February 2016, the FASB issued Accounting Standards Update No. 2016-2 (“ASU 2016-2), Leases (Topic 842). ASU 2016-2 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases under previous GAAP; however, ASU 2016-2 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. ASU 2016-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. We are still evaluating the impact that our adoption of ASU 2016-2 will have on our consolidated financial position or results of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.8 million collateralized by assets of the entity totaling $3.9 million as of December 29, 2015. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of December 29, 2015 total $4.4 million compared to recorded assets of $6.5 million. The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.3 million and $11.2 million at December 29, 2015 and December 30, 2014, respectively.

The following summarizes the carrying amount and classification of the VIEs' assets and liabilities in the consolidated balance sheets as of December 29, 2015 and December 30, 2014, net of intercompany amounts:

	December 29, 2015	December 30, 2014
Current assets	$1,201	$962
Fixed assets, net	9,245	9,422
Other assets	839	839
Total assets	$11,285	$11,223

Current liabilities	$1,228	$1,007
Long-term debt	13,026	13,302
Other long-term liabilities	23,817	20,718
Noncontrolling interest	5,619	5,886
Company capital	(32,405)	(29,690)
Total liabilities and equity	$11,285	$11,223

4. INVESTMENTS

We have an equity method investment in one active golf and country club joint venture totaling $0.5 million and $1.3 million at December 29, 2015 and December 30, 2014, respectively. Our share of earnings in the equity investment is included in equity in loss (earnings) from unconsolidated ventures in the consolidated statements of operations.

We also have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $2.0 million and $4.0 million at December 29, 2015 and December 30, 2014, respectively. Our share of earnings in the equity investment is included in equity in loss (earnings) from unconsolidated ventures in the consolidated statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $4.2 million, $3.5 million and $3.5 million during the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.
In 2006, we recognized an intangible asset reflecting the difference between the carrying value of the investment and our share of the equity reflected in the joint venture's financial statements which is being amortized over approximately 10 years beginning in 2007 and is included within the carrying value of the investment.

Our equity in net income from Avendra, LLC is shown below:

	Fiscal Year Ended
	December 29, 2015	December 30, 2014	December 31, 2013
ClubCorp's equity in net income, excluding amortization	$354	$3,107	$4,400
Amortization	(2,008)	(2,008)	(2,008)
ClubCorp's equity in net (loss) income	$(1,654)	$1,099	$2,392

Additionally, we recognized $5.1 million and $2.2 million of return on our equity investment in Avendra within interest and investment income during the fiscal years ended December 29, 2015 and December 30, 2014, respectively. We did not have a return on our equity investment in Avendra in the fiscal year ended December 31, 2013. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of our consolidated statements of cash flows.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations, as follows, as of December 29, 2015 and December 30, 2014:

	December 29, 2015		December 30, 2014
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$1,019,511	$1,020,625	$897,729	$887,589
Level 3	49,952	40,794	51,534	41,648
Total	$1,069,463	$1,061,419	$949,263	$929,237
______________________

(1)
The recorded value for Level 2 Debt is presented net of the $5.5 million and $3.4 million discount as of December 29, 2015 and December 30, 2014, respectively, on the Secured Credit Facilities, as defined in Note 10.

All debt obligations are considered Level 3 except for the 2015 Senior Notes and borrowings under the Secured Credit Facilities, as defined in Note 10, which are considered Level 2. We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: (1) the determination that certain other debt obligations are similar, (2) nonperformance risk, and (3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

The carrying value of financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of December 29, 2015 and December 30, 2014.

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

The estimated fair values of our assets measured at fair value on a non-recurring basis as a result of impairment losses during the years ended December 29, 2015, December 30, 2014, and December 31, 2013 were as follows:

	2015		2014		2013
	Fair Value (1)	Impairment Losses	Fair Value (1)	Impairment Losses	Fair Value (1)	Impairment Losses
Property and equipment	$52	$2,687	$1,076	$1,443	$2,028	$3,937
Other assets - mineral rights	600	1,623	—	—	—	—
Intangible assets - trade names	—	—	760	60	—	—
Intangible assets - liquor licenses	21	7	20	2	642	2,443
Intangible assets - management contracts	—	827	—	820	—	—

(1)    Impaired assets were written down to fair value, which became their new cost basis.

Property and Equipment—We recognized impairment losses to property and equipment of $2.7 million, $1.4 million and $3.9 million during the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively, to adjust the carrying amount of certain property and equipment to its fair value of $0.1 million, $1.1 million and $2.0 million, respectively, due to continued and projected negative operating results as well as changes in the expected holding period of certain fixed assets. The valuation methods used to determine fair value included an evaluation of the sales price of comparable real estate properties (‘‘Sales comparison approach’’), an analysis of discounted future cash flows using a risk-adjusted discount rate (‘‘Income Approach’’), and consideration of historical cost adjusted for economic obsolescence (‘‘Cost Approach’’). The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

Mineral Rights—We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal year ended December 29, 2015, we recognized an impairment of $1.6 million to adjust the carrying value of certain of these mineral rights to their fair value of $0.6 million. The valuation is considered a Level 3 measurement and is based upon inactive market prices for similar assets which are not observable in the marketplace. See Note 8.

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

We recorded impairment of trade names of $0.1 million during the fiscal year ended December 30, 2014, to adjust the carrying amount of certain trade names to their fair value of $0.8 million. See Note 7.

Liquor Licenses—We test our liquor licenses annually for impairment. We use quoted prices for similar assets in active markets when they are available; quoted prices are considered Level 2 measurements. We recorded immaterial impairments of liquor licenses in the fiscal years ended December 29, 2015 and December 30, 2014. We recorded impairment of liquor licenses of $2.4 million in the fiscal year ended December 31, 2013, to adjust the carrying amount of certain liquor licenses to their fair value of $0.6 million. See Note 7.

Management Contracts—We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal years ended December 29, 2015 and December 30, 2014, we recognized an impairment of $0.8 million and $0.8 million to adjust the carrying value of certain management contracts to their fair value of $0.0 million and $0.0 million, respectively, due to the termination of the contract. The valuation is considered a Level 3 measurement and is based on expected future cash flows. See Note 7.

There were no impairments to goodwill in the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013. The key assumptions used in the goodwill impairment analysis are considered Level 3 measurements. See Note 7. Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The key assumptions used in determining these values are considered Level 3 measurements. See Note 13.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at December 29, 2015 and December 30, 2014:

	December 29, 2015	December 30, 2014
Land and non-depreciable land improvements	$600,819	$589,975
Depreciable land improvements	478,352	445,979
Buildings and recreational facilities	511,124	482,493
Machinery and equipment	264,129	225,103
Leasehold improvements	111,184	104,904
Furniture and fixtures	97,459	85,800
Construction in progress	13,413	6,284
	2,076,480	1,940,538
Accumulated depreciation	(541,960)	(465,775)
Total	$1,534,520	$1,474,763

Depreciation expense, from continuing operations, which included depreciation of assets recorded under capital leases, was $101.0 million, $79.4 million and $69.2 million for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively. Interest capitalized as a cost of property and equipment totaled $0.3 million, $0.2 million and $0.3 million for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at December 29, 2015 and December 30, 2014:

		December 29, 2015			December 30, 2014
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,068		2,068	2,042		2,042
Intangible assets with finite lives:
Member Relationships	2-7 years	2,866	$(1,907)	959	2,866	$(539)	2,327
Management Contracts	1-10 years	3,959	(988)	2,971	5,698	(866)	4,832
Trade names	2 years	1,100	(636)	464	1,100	(131)	969
Total		$34,783	$(3,531)	$31,252	$36,496	$(1,536)	$34,960

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible asset amortization expense was $2.9 million, $1.4 million and $2.9 million for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

During the fiscal year ended December 30, 2014, we acquired Sequoia Golf. See Note 13. As part of the purchase we recorded $9.8 million of intangible assets with finite lives that have a weighted average amortization period of approximately three years. The intangible assets recorded are comprised of member relationships of $2.9 million, management contracts of $5.8 million and a trade name of $1.1 million, which have weighted average amortization periods of approximately two years, three years and two years, respectively.

We retired fully amortized intangible assets and the related accumulated amortization of $0.6 million and $2.9 million, which were comprised of member relationships and management contracts, from the consolidated balance sheets as of December 29, 2015 and December 30, 2014, respectively.

For each of the five years subsequent to 2015 and thereafter the amortization expense is expected to be as follows:

Year	Amount
2016	$1,797
2017	761
2018	629
2019	383
2020	239
Thereafter	585
Total	$4,394

We test indefinite-lived intangible assets for impairment annually. We test intangible assets with finite lives for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows.

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

We recorded impairment of indefinite-lived trade names of $0.1 million during fiscal year ended December 30, 2014, to adjust the carrying amount of certain trade names to their fair value of $0.8 million. See Note 5. We did not recognize any impairment losses to trade name intangible assets in the fiscal years ended December 29, 2015 and December 31, 2013.

We test our liquor licenses annually for impairment. We use quoted prices for similar assets in active markets when they are available; quoted prices are considered Level 2 measurements. We recorded immaterial impairments of liquor licenses in the fiscal years ended December 29, 2015 and December 30, 2014. We recorded impairment of liquor licenses of $2.4 million in the fiscal year ended December 31, 2013, to adjust the carrying amount of certain liquor licenses to their fair value of $0.6 million. See Note 5.

We evaluate our management contracts for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During fiscal years ended December 29, 2015 and December 30, 2014, we recognized an impairment of $0.8 million and $0.8 million, respectively, to adjust the carrying value of certain management contracts to their fair value of $0.0 million and $0.0 million, respectively, due to the termination of the contracts. The valuation is considered a Level 3 measurement and is based on expected future cash flows. See Note 5. We did not recognize any impairment losses to management contracts in the fiscal year ended December 31, 2013.

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

We evaluate goodwill for impairment annually as of the first day of our last fiscal quarter or whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Based on this analysis, no impairment of goodwill was recorded for the fiscal years ended December 29, 2015, December 30, 2014, and December 31, 2013.

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

The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 31, 2013	$113,108	$145,351	$258,459
Acquisition - Sequoia Golf	$54,352	$—	$54,352
December 30, 2014	$167,460	$145,351	$312,811
December 29, 2015	$167,460	$145,351	$312,811

8. OTHER ASSETS

Other assets includes debt issuance costs and assets related to mineral rights.

Debt Issuance Costs—Debt issuance costs totaled $15.6 million and $11.5 million at December 29, 2015 and December 30, 2014, respectively. See Note 10.

Mineral Rights—Mineral rights at various golf properties totaled $0.7 million and $2.3 million at December 29, 2015 and December 30, 2014, respectively. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal year ended December 29, 2015, we recognized an impairment of $1.6 million to adjust the carrying value of certain of these mineral rights to their fair value of $0.6 million. We have not recognized any impairment losses to mineral rights in the fiscal years ended December 30, 2014 and December 31, 2013. The valuation is considered a Level 3 measurement and is based upon inactive market prices for similar assets which are not observable in the marketplace. See Note 5.

9. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at December 29, 2015 and December 30, 2014:

	December 29, 2015	December 30, 2014
Accrued compensation	$27,247	$29,273
Accrued interest	2,618	7,428
Other accrued expenses	7,576	7,723
Total accrued expenses	$37,441	$44,424

Taxes payable other than federal income taxes (1)	$15,473	$21,903
Total accrued taxes	$15,473	$21,903

Advance event and other deposits	$18,708	$15,584
Unearned dues	14,225	12,819
Deferred membership revenues	12,175	10,937
Insurance reserves	11,317	8,464
Dividends to owners declared, but unpaid	8,467	8,384
Other current liabilities	4,300	3,362
Total other current liabilities	$69,192	$59,550
______________________

(1)	We had no federal income taxes payable as of December 29, 2015 and December 30, 2014.

Other long-term liabilities consist of the following at December 29, 2015 and December 30, 2014:

	December 29, 2015	December 30, 2014
Uncertain tax positions	$7,343	$7,670
Deferred membership revenues	45,960	42,894
Casualty insurance loss reserves - long term portion	14,659	14,162
Above market lease intangibles	352	774
Deferred rent	29,250	27,838
Accrued interest on notes payable related to Non-Core Development Entities	23,236	22,174
Other	2,857	4,905
Total other long-term liabilities	$123,657	$120,417

10. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015 and subsequent to fiscal year 2015 on January 25, 2016. As of December 29, 2015, the Secured Credit Facilities are comprised of (i) a $675.0 million term loan facility, and (ii) a revolving credit facility with capacity of $135.0 million and $105.3 million available for borrowing, after deducting $29.7 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.50:1.00.

As of December 29, 2015, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is December 15, 2022.

As of December 29, 2015, the revolving credit commitments mature on September 30, 2018 and bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to the Senior Secured Leverage Ratio and a total leverage ratio (the “Total Leverage Ratio”). The Senior Secured Leverage Ratio is defined as the ratio of Operations' Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in “Basis of Presentation”) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations' Consolidated Total Debt (including the Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain a Senior Secured Leverage Ratio no greater than 4.50:1.00 and a Total Leverage Ratio of no greater than 5.75:1.00 as of the end of each fiscal quarter. As of December 29, 2015, Operations' Senior Secured Leverage Ratio was 3.01:1.00 and the Total Leverage ratio was 4.50:1.00.

The amendments to the Secured Credit Facilities made during 2013, 2014, 2015 and 2016 included, among other things, the following key modifications:

On July 24, 2013, Operations entered into a second amendment to the credit agreement governing the Secured Credit Facilities to reduce the interest rate on the term loan facility, increase the principal borrowed under the term loan facility, extend the maturity date of the term loan facility, eliminate the quarterly principal payment requirement under the term loan facility, increase the amount of permissible incremental facilities and modify certain financial covenants and non-financial terms and conditions associated with the credit agreement governing the Secured Credit Facilities. The interest rate on the term loan facility was reduced to the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25%, and further reduced to the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% on September 25, 2013, following the completion of our IPO. The term loan facility principal balance was increased to $301.1 million and the maturity date of the term loan facility was extended to July 24, 2020.

On August 30, 2013, Operations entered into a third amendment to the credit agreement governing the Secured Credit Facilities, effective on September 30, 2013, to conditionally secure the $135.0 million incremental revolving credit commitments, with a maturity date of September 30, 2018. Borrowings under such facility bear interest at a rate of LIBOR plus a margin of 3.0% per annum.

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

On September 30, 2014, Operations entered into a sixth amendment to the credit agreement governing the Secured Credit Facilities to (i) provide an aggregate of $250.0 million, before a debt issuance discount of $1.9 million, of incremental senior secured term loans under the existing term loan facility, (ii) modify the interest rate on the term loan facility to a variable rate calculated as the higher of (a) 4.5% or (b) an elected LIBOR plus a margin of 3.5% and (iii) modify the accordion feature under the credit agreement to provide for, subject to lender participation, additional borrowings in revolving or term loan commitments.

On May 28, 2015, Operations entered into a seventh amendment to the credit agreement governing the Secured Credit Facilities, which reduced the interest rate on the term loan facility to the higher of (a) 4.25% or (b) an elected LIBOR plus a margin of 3.25%.

On December 15, 2015, Operations entered into an eighth amendment to the credit agreement governing the Secured Credit Facilities to (i) reduce the principal by $226.1 million to an aggregate of $675.0 million, before a debt issuance discount of $3.4 million, (ii) extend the maturity date to December 15, 2022, (iii) provide for additional incremental term and revolving commitments under certain circumstances, so long as the Senior Secured Leverage Ratio does not exceed 3.50:1.00 and (iv) revise the Senior Secured Leverage Ratio and Total Leverage Ratio required as of the end of each fiscal quarter to no greater than 4.50:1.00 and 5.75:1.00, respectively. In conjunction with the principal payment made on December 15, 2015, we expensed a proportionate share of the unamortized debt issuance costs of $1.9 million and unamortized loan discounts of $0.7 million to loss on extinguishment of debt in the year ended December 29, 2015.

Subsequent to fiscal year 2015, on January 25, 2016, Operations entered into a ninth amendment to the credit agreement governing the Secured Credit Facilities to replace the existing revolving credit facility with a new revolving credit facility, with a capacity of $175.0 million, maturing on January 25, 2021. See Note 19.

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

We may voluntarily prepay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with repaying, refinancing, substituting or replacing the existing term loans with new indebtedness.

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

We incurred debt issuance costs of $6.8 million in conjunction with the issuance of the Secured Credit Facilities; these costs were capitalized. In conjunction with the amendments, we capitalized debt issuance costs of $0.8 million, $7.8 million, $1.9 million and $0.7 million during the fiscal years ended December 25, 2012, December 31, 2013, December 30, 2014 and December 29, 2015, respectively, and expensed additional debt issuance costs of $6.4 million and $9.3 million during the fiscal years ended December 30, 2014 and December 29, 2015, respectively. All capitalized debt issuance costs are amortized over the term of the loan. In conjunction with the principal payment made on December 15, 2015, we expensed a proportionate share of the unamortized debt issuance costs of $1.9 million to loss on extinguishment of debt in the fiscal year ended December 29, 2015.

2015 Senior Notes

On December 15, 2015, Operations issued $350.0 million of senior notes (the “2015 Senior Notes”), maturing December 15, 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to repay amounts outstanding under the Secured Credit Facilities in connection with the eighth amendment. Interest on the 2015 Senior Notes accrues at the rate of 8.25% per annum and is payable semiannually in arrears on June 15 and December 15.

The 2015 Senior Notes are also guaranteed by the Guarantors that guarantee its obligations under the credit agreement governing the Secured Credit Facilities on a full and unconditional basis.

At any time prior to December 15, 2018, Operations may redeem the 2015 Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2015 Senior Notes redeemed, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to the redemption date.

In addition, at any time prior to December 15, 2018, Operations may redeem up to 40% of the aggregate principal amount of the 2015 Senior Notes at a redemption price of 108.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of certain equity offerings; provided that at least 50% of the aggregate principal amount of the 2015 Senior Notes originally issued remains outstanding immediately after the occurrence of such redemption (excluding Notes held by Operations and its subsidiaries); and provided, further, that such redemption occurs within 90 days of the date of the closing of such equity offering.

On and after December 15, 2018, Operations may redeem all or a part of the 2015 Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, thereon, to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2018	106.188%
2019	104.125%
2020	102.063%
2021 and thereafter	100.000%

If a change of control, as defined in the indenture governing the 2015 Senior Notes, occurs, holders of the 2015 Senior Notes have the right to require Operations to repurchase all or any part of their 2015 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of the 2015 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the purchase date.

The indenture governing the 2015 Senior Notes contains covenants that limit, among other things, Operations’ ability and the ability of certain of its subsidiaries, to:

•	incur, assume or guarantee additional indebtedness;

•	pay dividends or distributions on capital stock or redeem or repurchase capital stock;

•	make investments;

•	sell stock of its subsidiaries;

•	transfer or sell assets;

•	create liens;

•	enter into transactions with affiliates; and

•	enter into mergers or consolidations.

Operations incurred debt issuance costs in conjunction with the issuance of the 2015 Senior Notes of $7.3 million. These have been capitalized and are being amortized over the term of the 2015 Senior Notes.

2010 Senior Notes

On November 30, 2010, Operations issued $415.0 million in senior unsecured notes (the “2010 Senior Notes”), bearing interest at 10.0% and maturing December 1, 2018. On October 28, 2013, Operations repaid $145.3 million in aggregate principal of 2010 Senior Notes at a redemption price of 110.00%, plus accrued and unpaid interest thereon. On April 11, 2014, Operations provided notice to the trustee for the 2010 Senior Notes that Operations had elected to redeem all of the remaining outstanding 2010 Senior Notes at a redemption price of 110.18%, plus accrued and unpaid interest thereon, on May 11, 2014. Operations irrevocably deposited with the trustee $309.2 million, which is the amount sufficient to fund the redemption and to satisfy and discharge Operations' obligations under the 2010 Senior Notes. The redemption premium of $27.5 million and the write-off of remaining unamortized debt issuance costs of $4.0 million was accounted for as loss on extinguishment of debt during the fiscal year ended December 30, 2014.

Notes payable related to certain Non-Core Development Entities

In 1994 and 1995, we issued notes payable to finance a VIE related to our Non-Core Development Entities. The notes and accrued interest are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

Mortgage Loans

Stonebriar / Monarch Loan—In July 2008, we entered into a secured mortgage loan with General Electric Capital Corporation for $32.0 million (the “Stonebriar / Monarch Loan”). Effective November 30, 2015, the maturity date is November 2016 with one twelve month option to extend the maturity date through November 2017, upon satisfaction of certain conditions of the loan agreement. On June 11, 2015, we were notified that the Stonebriar / Monarch Loan was assigned to an affiliate of Blackstone Mortgage Trust, Inc. As of December 29, 2015, we expected to meet the required conditions and currently intend to extend the maturity date to November 2017.

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

Long-term borrowings and lease commitments as of December 29, 2015 and December 30, 2014, are summarized below:

	December 29, 2015		December 30, 2014
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

2015 Senior Notes	$350,000	8.25%	$—	—%	Fixed	2023
Secured Credit Facilities
Term Loan, gross of discount	675,000	4.25%	901,106	4.50%	As of December 29, 2015, greater of (i) 4.25% or (ii) an elected LIBOR + 3.25%; as of December 30, 2014, greater of (i) 4.5% or (ii) an elected LIBOR + 3.5%	2022
Revolving Credit Borrowings - ($135,000 capacity) (1)	—	3.42%	—	3.26%	LIBOR plus a margin of 3.0%	2018
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Mortgage Loans
Stonebriar / Monarch Loan	29,112	6.00%	29,738	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Atlantic Capital Bank	3,173	4.50%	3,333	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2020
BancFirst	3,842	4.50%	4,266	4.50%	Greater of (i) 4.5% or (ii) prime rate	2016
Other indebtedness	1,988	4.75% - 6.00%	2,360	4.00% - 8.60%	Fixed	Various
	1,074,952		952,640
Capital leases	43,271		33,949
	1,118,223		986,589
Less current portion	(20,414)		(18,025)
Less discount on the Secured Credit Facilities' Term Loan	(5,489)		(3,377)
Long-term debt	$1,092,320		$965,187
______________________

(1)
As of December 29, 2015, the revolving credit facility had capacity of $135.0 million, which was reduced by the $29.7 million of standby letters of credit outstanding, leaving $105.3 million available for borrowing. Subsequent to fiscal year 2015, on January 25, 2016, Operations entered into a ninth amendment to the credit agreement governing the Secured Credit Facilities to replace the existing revolving credit facility with a new revolving credit facility with capacity of $175.0 million.

(2)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2015 and thereafter is as follows. This table reflects the contractual maturity dates as of December 29, 2015.

Year	Debt	Capital Leases	Total
2016	$4,924	$15,490	$20,414
2017	28,957	12,794	41,751
2018	490	9,172	9,662
2019	426	4,611	5,037
2020	2,630	1,204	3,834
Thereafter	1,037,525	—	1,037,525
Total	$1,074,952	$43,271	$1,118,223

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

Future minimum lease payments for each of the next five years and thereafter required at December 29, 2015 under operating leases for land, buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows:

Year	Capital Leases	Operating Leases

2016	$17,344	$22,173
2017	13,858	21,256
2018	9,932	18,987
2019	5,052	16,823
2020	1,324	15,047
Thereafter	—	104,903
Minimum lease payments	$47,510	$199,189
Less: imputed interest component	4,239
Present value of net minimum lease payments of which $15.5 million is included in current liabilities	$43,271

Total facility rental expense was $32.4 million, $29.1 million and $29.4 million in the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively; contingent rent was $10.1 million, $9.2 million and $8.8 million in the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively.

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

Loss from continuing operations before income taxes and noncontrolling interest consists of the following:

	2015	2014	2013
Domestic	$(7,626)	$(27,471)	$(38,583)
Foreign	(316)	(666)	(404)
	$(7,942)	$(28,137)	$(38,987)

The income tax (expense) benefit from continuing operations consists of the following:

	2015	2014	2013
Current
Federal	$(669)	$42,400	$(3,040)
State	(6,010)	1,242	(2,972)
Foreign	(977)	(62)	(220)
Total Current	(7,656)	43,580	(6,232)
Deferred
Federal	4,300	(1,277)	4,209
State	1,727	(834)	342
Total Deferred	6,027	(2,111)	4,551
Total income tax (expense) benefit	$(1,629)	$41,469	$(1,681)

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and the actual income tax provision for continuing operations as reflected in the accompanying consolidated statements of operations are as follows:

	2015	2014	2013
Expected federal income tax benefit	$2,780	$10,113	$13,645
State taxes, net of federal benefit	(1,041)	(2,607)	(468)
Change in valuation allowance - state	(1,820)	(245)	(1,266)
Change in valuation allowance - foreign	(200)	(1,128)	(44)
Foreign rate differential	(117)	(127)	(97)
IETU (business tax in Mexico), withholding and other permanent - foreign	(210)	(62)	(220)
Adjustments related to uncertain tax positions	(749)	36,409	(3,171)
Equity-based compensation	(29)	(298)	(4,192)
Membership initiation deposits	—	—	(4,586)
Nondeductible transaction costs	(311)	(1,777)	—
Other, net	68	1,191	(1,282)
Actual income tax (expense) benefit	$(1,629)	$41,469	$(1,681)

We had the following net operating loss carryforwards at December 29, 2015, which are available to offset future taxable income:

Type of Carryforward	Gross Amount	Expiration Dates (in years)
Federal tax operating loss	$48,462	2024	-	2034
State tax operating loss	$215,825	2016	-	2034
AMT net operating loss	$29,288	2026	-	2034
Foreign net operating loss	$18,757	2025

The components of the deferred tax assets and deferred tax liabilities at December 29, 2015 and December 30, 2014 are as follows:

	2015	2014
Deferred tax assets:
Federal tax net operating loss carryforwards	$16,962	$31,396
State and foreign tax net operating loss carryforwards	13,487	12,577
Membership deferred revenue	70,669	59,605
Reserves and accruals	18,564	19,829
Tax credits	4,464	3,908
Straight-line rent	11,480	10,918
Other	16,095	18,074
Total gross deferred tax assets	151,721	156,307
Valuation allowances:
State	(7,413)	(5,594)
Foreign	(6,251)	(6,696)
Total valuation allowance	(13,664)	(12,290)
Deferred tax liabilities:
Discounts on membership initiation deposits and acquired notes	(138,735)	(145,772)
Property and equipment	(200,665)	(204,304)
Deferred revenue	(1,151)	(1,525)
Intangibles	(7,491)	(9,617)
Other	(472)	(338)
Total gross deferred tax liabilities	(348,514)	(361,556)
Net deferred tax liability	$(210,457)	$(217,539)

The allocation of deferred taxes between current and long-term as of December 29, 2015 and December 30, 2014 is as follows:

	2015	2014
Current deferred tax asset, net	$26,338	$26,574
Long-term deferred tax liability, net	(236,795)	(244,113)
Net deferred tax liability	$(210,457)	$(217,539)

Valuation allowances included above of $13.7 million and $12.3 million at December 29, 2015 and December 30, 2014, respectively, relate primarily to net operating loss carryforwards in certain states and in Mexico.

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

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax (expense) benefit. Income tax (expense) benefit for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013 includes interest expense (benefit) and penalties of $0.8 million, $(10.6) million and $4.1 million, respectively.

A reconciliation of the change in our unrealized tax benefit for all periods presented is as follows:

	2015	2014	2013
Balance at beginning of year	$7,542	$50,378	$51,384
Increases in tax positions for current year	—	—	—
Increases in tax positions for prior years	207	5,800	103
Decreases in tax positions for prior years	(1,376)	(48,636)	(1,109)
Balance at end of year	$6,373	$7,542	$50,378

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in three foreign jurisdictions. During 2014, we completed an Internal Revenue Service (“IRS”) audit of certain components for the 2010 tax return, which included cancellation of indebtedness income related to the ClubCorp Formation. We are also subject to a variety of state income tax audits for years open under the statute of limitations and certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years. We have received two assessments for our state income tax audits, for a total of $2.5 million which has been recognized within our state income tax payable.

As of December 29, 2015, tax years 2010 - 2015 remain open under statute for US federal and most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general, tax years 2009 through 2015 remain open under statute; although certain prior years are also open as a result of the tax proceedings described below.

As of December 29, 2015 and December 30, 2014, we have recorded $7.3 million and $7.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $2.3 million and $1.4 million, respectively, which are included in other liabilities in the consolidated balance sheets. If we were to prevail on all uncertain tax positions recorded as of December 29, 2015, the net effect would be an income tax benefit of approximately $5.1 million, exclusive of any benefits related to interest and penalties.

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

In addition, certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.7 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of December 29, 2015.

13. NEW AND ACQUIRED CLUBS AND CLUB DIVESTITURES

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated statements of operations since their date of acquisition.

Bernardo Heights Country Club—On December 17, 2015, we purchased Bernardo Heights, a private golf club in San Diego, California, for a purchase price and net cash consideration of $2.7 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

December 17, 2015
Land, depreciable land improvements and property and equipment	$2,840
Inventory and prepaid assets	102
Other current liabilities and accrued taxes	(104)
Long-term debt (obligation related to capital leases)	(134)
Total	$2,704

Southeast Portfolio—On April 7, 2015, we acquired a multi-club portfolio of six golf and country clubs for a combined purchase price of $43.8 million and net cash consideration of $43.6 million.

Golf and Country Clubs	Type of Club	Market	State	Golf Holes
Bermuda Run Country Club	Private Country Club	Charlotte	NC	36
Brookfield Country Club	Private Country Club	Atlanta	GA	18
Firethorne Country Club	Private Country Club	Charlotte	NC	18
Temple Hills Country Club	Private Country Club	Nashville	TN	27
Ford's Colony Country Club	Semi-Private Golf Club	Richmond	VA	54
Legacy Golf Club at Lakewood Ranch (subsequently divested)	Public Golf	Bradenton	FL	18

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

Rolling Green Country Club—On January 20, 2015, we purchased Rolling Green Country Club, a private golf club in Arlington Heights, Illinois, for a purchase price of $6.5 million and net cash consideration of $6.4 million. We recorded the following major categories of assets and liabilities.

January 20, 2015
Land, depreciable land improvements and property and equipment	$6,554
Inventory	125
Other current liabilities and accrued taxes	(110)
Long-term debt (obligation related to capital leases)	(193)
Total	$6,376

Ravinia Green Country Club—On January 13, 2015, we acquired Ravinia Green Country Club, a private golf club in Riverwoods, Illinois, for a purchase price and net cash consideration of $5.9 million. We recorded the following major categories of assets and liabilities.

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

During the fiscal year ended December 29, 2015, ten management agreements were terminated, including a management agreement with Shoreby Club, a business and sports club located in Bratenahl, Ohio, a multi-course management agreement for Klein Creek Golf Club, a public golf course located in Winfield, Illinois, The Grove Country Club, a private country club located in Long Grove, Illinois, The Royal Fox Country Club and The Royal Hawk Country Club, private country clubs both located in St. Charles, Illinois, a management agreement with Smoke Rise Country Club, a private country club located in Stone Mountain, Georgia, a management agreement with Stone Creek Golf Club, a semi-private country club located in Ocala, Florida, a management agreement with Regatta Bay Golf and Country Club, a private country club located in Destin, Florida, a management agreement with University of Massachusetts Club, an alumni club located in Boston, Massachusetts and a management agreement with Rancho Vista Golf Club, a public golf club in Rancho Vista, California. No gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations. During the fiscal year ended December 29, 2015, on November 4, 2015, we sold Legacy Golf Club at Lakewood Ranch, a public golf course in Bradenton, Florida. We recognized a gain of $0.6 million on the sale which is included in loss on disposals of assets in the consolidated statements of operations.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain certain financial covenants which require us to maintain specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the four quarters ended December 29, 2015 as though they had been consummated on the first day of fiscal year 2015.

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

The table below shows summarized financial information by segment for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013:

	2015	2014	2013
Golf and Country Clubs
Revenues	$842,622	$694,680	$628,333
Adjusted EBITDA	246,111	203,191	180,076
Capital Expenditures	107,632	71,108	47,546

Business, Sports and Alumni Clubs
Revenues	$195,331	$183,646	$180,073
Adjusted EBITDA	39,641	34,954	34,144
Capital Expenditures	7,316	20,605	18,641

Other
Revenues	$22,901	$10,701	$10,066
Adjusted EBITDA	(52,090)	(41,822)	(37,504)
Capital Expenditures	16,724	5,483	5,428

Elimination of intersegment revenues and segment reporting adjustments	$(14,383)	$(12,037)	$(7,485)
Revenues relating to divested clubs (1)	6,396	7,165	4,093

Total
Revenues	$1,052,867	$884,155	$815,080
Adjusted EBITDA	233,662	196,323	176,716
Capital Expenditures	131,672	97,196	71,615
______________________

(1)	When clubs are divested, the associated revenues are excluded from segment results for all periods presented.

	As of
Total Assets	December 29, 2015	December 30, 2014
Golf and Country Clubs	$1,554,524	$1,483,856
Business, Sports and Alumni Clubs	89,823	92,525
Other	526,515	488,690
Consolidated	$2,170,862	$2,065,071

The following table presents revenue by product type and revenue and long-lived assets by geographical region, excluding financial instruments. Foreign operations are primarily located in Mexico.

	2015	2014	2013
Revenues by Type
Dues	$492,565	$408,351	$373,422
Food and beverage	291,582	251,838	231,673
Golf	173,982	144,139	133,412
Other	94,738	79,827	76,573
Total	$1,052,867	$884,155	$815,080

	2015	2014	2013
Revenues
United States	$1,046,561	$877,780	$808,208
All Foreign	6,306	6,375	6,872
Total	$1,052,867	$884,155	$815,080

	As of
	December 29, 2015	December 30, 2014
Long-Lived Assets
United States	$1,881,126	$1,817,545
All Foreign	21,560	24,567
Total	1,902,686	1,842,112

The table below provides a reconciliation of our net (loss) income to Adjusted EBITDA for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013:

	Fiscal Year Ended
	2015	2014	2013
Net (loss) income	$(9,573)	$13,329	$(40,680)
Interest expense	70,672	65,209	83,669
Income tax expense (benefit)	1,629	(41,469)	1,681
Interest and investment income	(5,519)	(2,585)	(345)
Depreciation and amortization	103,944	80,792	72,073
EBITDA	$161,153	$115,276	$116,398
Impairments and disposition of assets (1)	24,546	12,843	14,502
Loss (income) from discontinued operations and divested clubs (2)	363	(563)	(626)
Loss on extinguishment of debt (3)	2,599	31,498	16,856
Non-cash adjustments (4)	2,008	2,007	3,929
Acquisition related costs (5)	4,965	10,568	1,211
Capital structure costs (6)	10,047	8,785	824
Centralization and transformation costs (7)	8,495	1,330	30
Other adjustments (8)	7,405	4,632	8,069
Equity-based compensation expense (9)	4,970	4,303	14,217
Acquisition adjustment (10)	7,111	5,644	1,306
Adjusted EBITDA	$233,662	$196,323	$176,716
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net income or loss from discontinued operations and divested clubs that do not qualify as discontinued operations in accordance with GAAP.

(3)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(4)
Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL Capital Partners, LLC (“KSL”) and expense recognized for our long-term incentive plan related to fiscal years 2011 through 2013.

(5)	Represents legal and professional fees related to the acquisition of clubs, including the acquisition of Sequoia Golf on September 30, 2014.

(6)	Represents legal and professional fees related to our capital structure, including debt issuance and amendment costs and equity offering costs.

(7)
Includes fees and expenses associated with readiness efforts for Section 404(b) of the Sarbanes-Oxley Act and related centralization and transformation of administrative processes, finance processes and related IT systems.

(8)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests of continuing operations and management fees, termination fee and expenses paid to an affiliate of KSL.

(9)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(10)
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

15. EARNINGS PER SHARE
GAAP requires that earnings per share (“EPS”) calculations treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities (participating securities) and calculate basic EPS using the two-class method. We have granted RSAs that contain non-forfeitable rights to dividends. Such awards are considered participating securities. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We have also granted RSAs that contain forfeitable rights to dividends. These awards are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation.
Basic EPS is computed utilizing the two-class method and is calculated on weighted-average number of common shares outstanding during the periods presented.
Diluted EPS reflects the dilutive effective of equity based awards (potential common shares) that may share in the earnings of ClubCorp when such shares are either issued or vesting restrictions lapse. Diluted EPS is computed using the weighted-average number of common shares and potential common shares outstanding during the periods presented, utilizing the two-class method for unvested equity-based awards.
Presented below is basic and diluted EPS for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013 (in thousands, except per share amounts):

	Fiscal Year Ended
	December 29, 2015		December 30, 2014		December 31, 2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share	$(9,615)	$(9,615)	$13,229	$13,229	$(40,880)	$(40,880)
Weighted-average shares outstanding	64,364	64,364	63,941	63,941	54,172	54,172
Effect of dilutive equity-based awards	—	—	—	377	—	431
Total Shares	64,364	64,364	63,941	64,318	54,172	54,603
(Loss) income from continuing operations attributable to ClubCorp per share	$(0.15)	$(0.15)	$0.21	$0.21	$(0.75)	$(0.75)
The basis for the numerator for earnings per share is loss from continuing operations attributable to ClubCorp. The numerator was adjusted by $0.1 million for the dividends paid to participating securities during the fiscal year ended December 29, 2015. There were no dividends paid to participating securities during the fiscal years ended December 30, 2014 and December 31, 2013.

Potential common shares are excluded from the calculation of diluted EPS when the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. For the fiscal year ended December 29, 2015 there are 0.2 million potential common shares excluded from the calculation of diluted EPS. For the fiscal years ended December 30, 2014 and December 31, 2013 there are no potential common shares excluded from the calculation of diluted EPS.

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date

Fiscal Year 2013
December 26, 2012	$0.69	December 26, 2012	$35,000	December 27, 2012
December 10, 2013	$0.12	January 3, 2014	$7,654	January 15, 2014

Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015

Fiscal Year 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015
September 3, 2015	$0.13	October 1, 2015	$8,416	October 15, 2015
December 9, 2015	$0.13	January 4, 2016	$8,416	January 15, 2016

16. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of December 29, 2015, we had capital commitments of $18.6 million at certain of our clubs.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated financial statements.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.7 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

We are currently under audit by state income tax authorities. We have received two assessments for our state income tax audits, for a total of $2.5 million which has been recognized within our state income tax payable.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At December 29, 2015, we have an immaterial amount recorded in accrued taxes on the consolidated balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated financial statements.

We are subject to certain pending or threatened litigation and other claims that arise in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, after review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated financial statements.

17. RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2013, we were a party to a management agreement (the “Management Agreement”) with an affiliate of KSL, pursuant to which we were provided financial and management consulting services in exchange for an annual fee of $1.0 million. In addition, we agreed to reimburse the management company for all of its reasonable out-of-pocket costs and expenses incurred in providing management services to us and certain of our affiliates. During the fiscal year ended December 31, 2013, we paid an affiliate of KSL approximately $0.8 million in management fees. The Management Agreement allowed that, in the event of a financing, refinancing or direct or indirect sale of all or substantially all of our equity or assets, the management company may also be entitled to receive a fee equal to 1% of the lenders' maximum commitments, in the case of a financing or refinancing, or 1% of the total consideration paid, in the case of a sale. Following our IPO and effective October 1, 2013, the Management Agreement was terminated and in connection with the termination, we made a one-time payment of $5.0 million during the fiscal year ended December 31, 2013.

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees were payable under such agreement, however we agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually. The expense associated with this agreement was not material for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013. The agreement was not renewed after September 30, 2015. Following the sale of all remaining shares of our common stock owned by an affiliate of KSL on October 20, 2015, KSL and its affiliates are no longer related parties nor hold any seats on our board of directors.

During the fiscal year ended December 31, 2013, we paid $0.4 million to affiliates of KSL for private party events. We made no payments to affiliates of KSL for private party events during the fiscal years ended December 29, 2015 and December 30, 2014.

On December 27, 2012, during the fiscal year ended December 31, 2013, we paid a $35.0 million dividend to our owners.

Effective May 1, 2013, we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain international golf-related consulting services in exchange for an annual fee of $0.1 million. The contract was terminated in December, 2015. The revenue associated with this contract was not material for the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013.

We had receivables of $0.1 million and $0.2 million, as of December 29, 2015 and December 30, 2014, respectively, for outstanding advances from a golf club venture in which we have an equity method investment. We recorded $0.2 million, $0.2 million and $0.2 million in the fiscal years ended December 29, 2015, December 30, 2014 and December 31, 2013, respectively, in management fees from this venture. As of December 29, 2015 and December 30, 2014, we had a receivable of $3.2 million and $2.3 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

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

	For the sixteen weeks ended	For the twelve weeks ended
2015	December 29, 2015	September 8, 2015	June 16, 2015	March 24, 2015
Total revenues	$331,688	$255,360	$263,747	$202,072
Direct and selling, general and administrative expenses	313,148	238,126	246,567	195,216
(Loss) income from continuing operations	(6,259)	1,185	(222)	(4,275)
Net (loss) income	(6,259)	1,185	(223)	(4,276)
Net (loss) income attributable to ClubCorp	(6,346)	1,252	(196)	(4,222)

Net (loss) income attributable to ClubCorp per share, basic	$(0.10)	$0.02	$—	$(0.07)
Net (loss) income attributable to ClubCorp per share, diluted	$(0.10)	$0.02	$—	$(0.07)

	For the sixteen weeks ended	For the twelve weeks ended
2014	December 30, 2014	September 9, 2014	June 17, 2014	March 25, 2014
Total revenues	$302,539	$204,475	$211,418	$165,723
Direct and selling, general and administrative expenses	289,741	183,821	189,877	154,731
Income (loss) from continuing operations	31,322	3,274	(17,476)	(3,788)
Net income (loss)	31,321	3,273	(17,477)	(3,788)
Net income (loss) attributable to ClubCorp	31,355	3,210	(17,613)	(3,726)

Net income (loss) attributable to ClubCorp per share, basic	$0.49	$0.05	$(0.28)	$(0.06)
Net income (loss) attributable to ClubCorp per share, diluted	$0.49	$0.05	$(0.28)	$(0.06)

19. SUBSEQUENT EVENTS

On December 9, 2015, our board of directors declared a cash dividend of $8.4 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on January 4, 2016. This dividend was paid on January 15, 2016.

On January 25, 2016, Operations entered into a ninth amendment to the credit agreement governing the Secured Credit Facilities to replace the existing revolving credit facility with a new revolving credit facility, with a capacity of $175.0 million, maturing on January 25, 2021. See Note 10.

On February 2, 2016, we purchased Marsh Creek Country Club, a private golf club in St. Augustine, Florida, for a purchase price of $4.5 million. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were available to be issued.

On February 18, 2016, our board of directors declared a cash dividend of approximately $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on April 5, 2016. This dividend will be paid on April 15, 2016.

On February 18, 2016, our Board of Directors authorized a repurchase of up to $50 million of our common stock. The repurchase program is expected to be executed over two years, and is expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Exchange Act.

On February 19, 2016, we granted 540,791 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us. Also on February 19, 2016, we granted 308,219 PSUs, under the Stock Plan, to officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based requirements. The number of performance restricted stock units issued under these grants represents the target number of such units that may be earned, based on Holdings' total shareholder return over the applicable performance periods compared with a peer group. If more than the target number of performance restricted stock units vest at the end of a performance period because Holdings' total shareholder return exceeds certain percentile thresholds of the peer group, additional shares will be issued under the Stock Plan at that time.

Schedule I - Registrant’s Condensed Financial Statements
ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Statements of Operations and Comprehensive (Loss) Income
For the Fiscal Years Ended December 29, 2015, December 30, 2014, and December 31, 2013
(In thousands)

	2015	2014	2013
Equity in net (loss) income of subsidiaries	$(9,512)	$13,226	$(40,892)
NET (LOSS) INCOME	(9,512)	13,226	(40,892)
NET (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP HOLDINGS, INC.	$(9,512)	$13,226	$(40,892)

NET (LOSS) INCOME	(9,512)	13,226	(40,892)
Equity in other comprehensive (loss) income of subsidiaries	(2,959)	(3,220)	(398)
COMPREHENSIVE (LOSS) INCOME	(12,471)	10,006	(41,290)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLUBCORP HOLDINGS, INC.	$(12,471)	$10,006	$(41,290)

ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Balance Sheets
As of December 29, 2015 and December 30, 2014
(In thousands, except share and per share amounts)

	2015	2014
ASSETS
Investment in subsidiaries	$176,899	$218,371
TOTAL ASSETS	$176,899	$218,371
LIABILITIES AND EQUITY
Dividends to owners declared, but unpaid - current	8,467	8,384
Dividends to owners declared, but unpaid - long-term	68	70
TOTAL LIABILITIES	$8,535	$8,454
EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 64,740,736 and 64,443,332 issued and outstanding at December 29, 2015 and December 30, 2014, respectively	647	644
Additional paid-in capital	263,921	293,006
Accumulated deficit and accumulated other comprehensive loss	(96,204)	(83,733)
Total stockholders’ equity	168,364	209,917
Total equity	168,364	209,917
TOTAL LIABILITIES AND EQUITY	$176,899	$218,371

ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Statements of Cash Flows
For the Fiscal Years Ended December 29, 2015, December 30, 2014, and December 31, 2013
(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,512)	$13,226	$(40,892)
Adjustments to reconcile net loss to cash flows from operating activities:
Equity in net (income) loss of subsidiary	9,512	(13,226)	40,892
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution from subsidiary	33,664	30,765	35,000
Distribution to subsidiary	—	—	(173,250)
Net cash provided by (used in) investing activities	33,664	30,765	(138,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to owners	(33,664)	(30,765)	(35,000)
Proceeds from issuance of common stock in Holdings' initial public offering, net of underwriting discounts and commissions	—	—	173,250
Net cash (used in) provided by financing activities	(33,664)	(30,765)	138,250
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$—	$—
Non-cash investing and financing activities are as follows:
Dividends declared payable to owners	$8,535	$8,454	$7,654
Distribution related to utilization of certain deferred tax benefits recorded in connection with the ClubCorp Formation	$—	$—	$4,518

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

3. EQUITY-BASED AWARDS
The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted RSAs, PSUs and restricted stock units (“RSUs”) under the Stock Plan. As of December 29, 2015, approximately 2.7 million shares of common stock were available for future issuance under the Stock Plan.

The following table summarizes RSA and PSU activity for the periods presented:

	Restricted stock awards		Performance-based restricted stock units
	Shares	Weighted Average Grant Date Fair Value	Target shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 31, 2013	20,000	$14.00	—	$—
Granted	230,427	18.30	111,610	17.08
Vested	(20,000)	14.00	—	—
Forfeited	(2,361)	19.06	—	—
Canceled	—	—	—	—
Non-vested balance at December 30, 2014	228,066	$18.29	111,610	$17.08
Granted	214,306	18.42	136,071	19.64
Vested	(82,025)	18.36	—	—
Forfeited	(22,384)	18.11	(20,271)	18.44
Canceled	(7,493)	18.50	—	—
Non-vested balance at December 29, 2015	330,470	$18.37	227,410	$18.49

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

4. SUBSEQUENT EVENTS

On December 9, 2015, our board of directors declared a cash dividend of $8.4 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on January 4, 2016. This dividend was paid on January 15, 2016.

On February 18, 2016, our board of directors declared a cash dividend of approximately $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on April 5, 2016. This dividend will be paid on April 15, 2016.

On February 18, 2016, our Board of Directors authorized a repurchase of up to $50 million of our common stock. The repurchase program is expected to be executed over two years, and is expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Exchange Act.

On February 19, 2016, we granted 540,791 shares of restricted stock, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us. Also on February 19, 2016, we granted 308,219 PSUs, under the Stock Plan, to officers and employees. Under the terms of the grants, the PSUs will convert into shares of our common stock upon satisfaction of (i) time vesting requirements and (ii) the applicable performance based requirements. The number of performance restricted stock units issued under these grants represents the target number of such units that may be earned, based on Holdings' total shareholder return over the applicable performance periods compared with a peer group. If more than the target number of performance restricted stock units vest at the end of a performance period because Holdings' total shareholder return exceeds certain percentile thresholds of the peer group, additional shares will be issued under the Stock Plan at that time.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) at the reasonable assurance level as of December 29, 2015. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2015.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

Management of ClubCorp Holdings, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2015. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 29, 2015, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 29, 2015, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ClubCorp Holdings, Inc.
Dallas, Texas

We have audited the internal control over financial reporting of ClubCorp Holdings, Inc. and subsidiaries (the “Company”) as of December 29, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 29, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 29, 2016

ITEM 9B. OTHER INFORMATION

2016 Short Term Incentive Plan

On February 25, 2016, our Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a 2016 Short Term Incentive Plan (“2016 STI Plan”), in which our Named Executive Officers (or “NEOs”) and other employees are eligible to participate. Under the 2016 STI Plan, the Committee made a grant to each NEO in an initial amount expressed as a percentage of his or her base salary (the “Initial Grant Amount”). The Initial Grant Amount for each of Mr. Affeldt and Mr. Burnett is 100% of their respective salaries, and the Initial Grant Amount for Mr. McClellan is 70% of his salary. The Initial Grant Amount for each other NEO is 60% of his or her respective salary. Each grant under the 2016 STI Plan is subject to the continued employment of the participant on the payment date and to a minimum Adjusted EBITDA threshold that must be attained before any awards will be paid.

With respect to the Initial Grant Amount, 60% of such amount (the “Performance-Based Percentage”) is subject to downward or upward adjustment based upon our actual Adjusted EBITDA results for fiscal year 2016 in comparison to budgeted Adjusted EBITDA for fiscal year 2016. The NEO will receive between 50% and 200% of the Performance-Based Percentage if actual Adjusted EBITDA for fiscal year 2016 is at least 95% and up to 130% or more of budgeted Adjusted EBITDA for fiscal year 2016. The remaining 40% of the Initial Grant Amount may be paid, adjusted downward or upward, or withheld at the discretion of the Committee based on the NEO’s personal performance. Awards, if any, will be paid in cash after completion of the audit of the Company's financial statements for the fiscal year ended December 27, 2016 in the first quarter of the following year.

The above description of the 2016 STI Plan is qualified in its entirety by reference to the 2016 STI Plan filed as Exhibit 10.35 to this Form 10-K and incorporated herein by reference.

Awards of Adjusted EBITDA-Based PSU Agreements

On February 25, 2016, the Committee approved a second form of Performance Restricted Stock Unit Agreement to be used for awards of Performance Restricted Stock Units that vest upon the achievement by the 2017 Same Store Clubs (as defined in the form of award), on a consolidated basis, of a specified level of Adjusted EBITDA for fiscal year 2018 (“Adjusted EBITDA-Based PSUs”), which awards may be made to certain persons pursuant to the Stock Plan. The number of Adjusted EBITDA-Based PSUs issued under each grant represents the target number of Adjusted EBITDA-Based PSUs that may be earned. The total number of Adjusted EBITDA-Based PSUs that vest at the end of the performance period is determined as follows, with no interpolation between the thresholds below:

Fiscal Year 2018 Adjusted EBITDA (in millions)	Payout as Percentage of Target Award
Less than $290.0	0%
$290.0	25%
$300.0 or more	100%

The above description of the Adjusted EBITDA-Based PSU award is qualified in its entirety by reference to the text of the form of Performance Restricted Stock Unit Agreement filed herewith as Exhibit 10.34 and incorporated herein by reference.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2016 annual meeting of stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1. Financial Statements

The following consolidated financial statements of the Company, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Form 10-K:

2. Financial Statement Schedules

The information required by Schedule I - Financial Information of Registrant is provided under Item 8 of this Form 10-K:

Page
Schedule I—Registrant's condensed financial statements	120

The information required by Schedule II - Valuation and Qualifying Accounts is provided in Notes 2 and 12 to the consolidated financial statements included elsewhere herein.

Other schedules are omitted because they are not required.

3. Exhibits

The exhibits listed below are incorporated herein by reference to prior form of filings by Registrant or its affiliates or are included as exhibits in this Form 10-K.

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
4.1
Indenture, dated as of December 15, 2015, by and among ClubCorp Club Operations, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 on Form 8-K filed by ClubCorp Holdings, Inc. on December 15, 2015)

4.2		Form of 8.25% Senior Note due December 15, 2015 (included in Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 on Form 8-K filed by ClubCorp Holdings, Inc. on December 15, 2015)
10.1	†	Long Term Incentive Plan (Incorporated by reference to Exhibit 10.7 on Form S-4 filed by ClubCorp Club Operations, Inc. on March 28, 2011)

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

10.9
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

10.10
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

10.12
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

10.13	†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)
10.14	†	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)
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

10.17	†	2014 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.23 on Form 10-K filed by ClubCorp Holdings, Inc. on March 21, 2014)

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

10.2
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

10.21
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

10.22
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

10.25	†	2015 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.26 on Form 10-K filed by ClubCorp Holdings, Inc. on March 12, 2015)
10.26	†
Form of Amended Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.2 on Form 8-K filed by ClubCorp Holdings, Inc. on February 6, 2015)

10.27	†
Form of Amended and Restated Performance Restricted Stock Unit Agreement for awards granted on February 7, 2014 under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.28 on Form 10-K filed by ClubCorp Holdings, Inc. on March 12, 2015)

10.28	†
Form of Amended Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.2 on Form 8-K filed by ClubCorp Holdings, Inc. on February 6, 2015)

10.29	†
Form of Amended and Restated Performance Restricted Stock Unit Agreement for awards granted on February 7, 2014 under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.28 on Form 10-K filed by ClubCorp Holdings, Inc. on March 12, 2015)

10.30
Amendment No. 7, dated as of May 28, 2015, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on May 28, 2015)

10.31
Amendment No. 8, dated as of December 15, 2015, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on December 15, 2015)

10.32
Severance Payment and Release Agreement, dated January 7, 2016, between James Walters and ClubCorp USA, Inc. and indirect subsidiary of ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on January 8, 2016)

10.33
Amendment No. 9, dated as of January 26, 2016, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on January 26, 2016)

10.34	†	Form of Adjusted EBITDA-Based Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan
10.35	†	2016 Short Term Incentive Plan
11		Statement of Computation of Per Share Earnings (Included in Part II, Item 8: “Financial Statements” of this annual report on Form 10-K.)
21		Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101
The following information from the Company's annual report on Form 10-K for the fiscal year ended December 29, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated statements of operations and comprehensive loss as of December 29, 2015, December 30, 2014 and December 31, 2013; (ii) Consolidated balance sheets as of December 29, 2015 and December 30, 2014; (iii) Consolidated statements of cash flows as of December 29, 2015, December 30, 2014 and December 31, 2013; (iv) Consolidated statements of changes in equity as of December 29, 2015, December 30, 2014 and December 31, 2013 and (v) Notes to the consolidated financial statements.

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

Date:	February 29, 2016	/s/ Eric L. Affeldt
Eric L. Affeldt
Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 29, 2016	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	February 29, 2016	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)

Date:	February 29, 2016	/s/ John A. Beckert
John A. Beckert, Director

Date:	February 29, 2016	/s/ Douglas H. Brooks
Douglas H. Brooks, Director

Date:	February 29, 2016	/s/ Lou J. Grabowsky
Lou J. Grabowsky, Director

Date:	February 29, 2016	/s/ Janet E. Grove
Janet E. Grove, Director

Date:	February 29, 2016	/s/ Margaret M. Spellings
Margaret M. Spellings, Director

Date:	February 29, 2016	/s/ William E. Sullivan
William E. Sullivan, Director