Form 10-K/A
period 2015-12-29
ClubCorp Holdings, Inc.
filed 2016-03-30
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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
As of March 28, 2016, the registrant had 65,539,810 shares of common stock outstanding, with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 29, 2015 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

EXPLANATORY NOTE — AMENDMENT

ClubCorp Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend Part IV, “Item 15. Exhibits and Financial Statement Schedules” of its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 29, 2015 in order to, pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include the financial statements and related notes of Avendra, LLC (“Avendra”), an unconsolidated joint venture in which the Company holds an 11% equity ownership interest.
Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. Such financial statements are required to be audited only for the years in which such person met such test. If the 50 percent or less owned person is not an accelerated filer, the required financial statements may be filed as an amendment to the report.
Avendra met the significant subsidiary test described above for the Company’s fiscal year ended December 29, 2015 and is not an accelerated filer. The Company has included in this Form 10-K/A the required audited financial statements for Avendra’s corresponding fiscal year ended December 31, 2015. Avendra did not meet the significance test for the Company's fiscal years ended December 30, 2014 or December 31, 2013; therefore, Avendra financial statements are required to be included for those periods but are not required to be audited. As such, only the financial statements for the year ended December 29, 2015 are audited.
This Form 10-K/A is also being filed to correct an error in Part II, “Item 9B. Other Information” regarding the description of the form of Performance Restricted Stock Unit Agreement. Within the table in Item 9B of the Form 10-K, the payout threshold was reported as $290.0 million in Fiscal Year 2018 Adjusted EBITDA, when the correct number is $295.0 million. In accordance with Rule 12b-15 under the Exchange Act, Item 9B of the Form 10-K has been amended and restated to state the correct threshold.
Part IV, “Item 15. Exhibits and Financial Statement Schedules” is also being amended by this Form 10-K/A to include the Avendra financial statements and the related report of KPMG, LLP, Avendra’s independent accountants (“KPMG”) as exhibits 99.1 and 99.2, to file KPMG’s consent of independent accountants related to its opinion contained in this filing as exhibit 23.2, to file a corrected form of Performance Restricted Stock Unit Agreement as exhibit 10.34, and to file certifications of officers of the Company under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-K/A does not otherwise update or amend any other items or disclosures in the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-K. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the text of the amended items (Item 9B and Item 15) is set forth in its entirety in the attached pages hereto.

PART II
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

The above description of the 2016 STI Plan is qualified in its entirety by reference to the 2016 STI Plan filed as Exhibit 10.35 to the Form 10-K filed on February 29, 2016 and incorporated herein by reference.

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

Fiscal Year 2018 Adjusted EBITDA (in millions)	Payout as Percentage of Target Award
Less than $295.0	0%
$295.0	25%
$300.0 or more	100%

The above description of the Adjusted EBITDA-Based PSU award is qualified in its entirety by reference to the text of the form of Performance Restricted Stock Unit Agreement filed herewith as Exhibit 10.34 and incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

3. Exhibits

The exhibits listed below are incorporated herein by reference to prior form of filings by Registrant or its affiliates or are included as exhibits in this Form 10-K/A.

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

10.34	†	Form of Adjusted EBITDA-Based Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan
10.35	†	2016 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.35 on Form 10-K filed by ClubCorp Holdings, Inc. on February 29, 2016)
11		Statement of Computation of Per Share Earnings (Included in Part II, Item 8: “Financial Statements” of the Form 10-K filed by ClubCorp Holdings, Inc. on February 29, 2016)
21		Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 on Form 10-K filed by ClubCorp Holdings, Inc. on February 29, 2016)
23.1		Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 10.34 on Form 10-K filed by ClubCorp Holdings, Inc. on February 29, 2016)
23.2		Consent of KPMG LLP relating to the financial statements of Avendra, LLC
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
99.1		Financial statements of Avendra, LLC for the fiscal year ended December 31, 2015
99.2		Financial statements of Avendra, LLC for the fiscal years ended December 31, 2014 and December 31, 2013
101
The following information from the Company's annual report on Form 10-K for the fiscal year ended December 29, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated statements of operations and comprehensive loss as of December 29, 2015, December 30, 2014 and December 31, 2013; (ii) Consolidated balance sheets as of December 29, 2015 and December 30, 2014; (iii) Consolidated statements of cash flows as of December 29, 2015, December 30, 2014 and December 31, 2013; (iv) Consolidated statements of changes in equity as of December 29, 2015, December 30, 2014 and December 31, 2013 and (v) Notes to the consolidated financial statements. (Incorporated by reference to Exhibit 101 on Form 10-K filed by ClubCorp Holdings, Inc. on February 29, 2016)

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

Date:	March 30, 2016	/s/ Eric L. Affeldt
Eric L. Affeldt
Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 30, 2016	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	March 30, 2016	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)

Date:	March 30, 2016	/s/ John A. Beckert
John A. Beckert, Director

Date:	March 30, 2016	/s/ Douglas H. Brooks
Douglas H. Brooks, Director

Date:	March 30, 2016	/s/ Lou J. Grabowsky
Lou J. Grabowsky, Director

Date:	March 30, 2016	/s/ Janet E. Grove
Janet E. Grove, Director

Date:	March 30, 2016	/s/ Margaret M. Spellings
Margaret M. Spellings, Director

Date:	March 30, 2016	/s/ William E. Sullivan
William E. Sullivan, Director