Form 10-Q
period 2016-03-22
ClubCorp Holdings, Inc.
filed 2016-04-27
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 22, 2016.

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

As of April 21, 2016, the registrant had 65,527,239 shares of common stock outstanding, with a par value of $0.01.

PART I

ITEM 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Twelve Weeks Ended March 22, 2016 and March 24, 2015

(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 22, 2016	March 24, 2015
REVENUES:
Club operations	$160,689	$152,449
Food and beverage	52,856	48,749
Other revenues	1,328	874
Total revenues	214,873	202,072

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	142,354	136,645
Cost of food and beverage sales exclusive of depreciation	18,840	17,002
Depreciation and amortization	24,214	22,813
Provision for doubtful accounts	380	59
Loss on disposals of assets	2,917	3,220
Impairment of assets	—	56
Equity in loss from unconsolidated ventures	15	32
Selling, general and administrative	19,709	15,389
OPERATING INCOME	6,444	6,856

Interest and investment income	126	83
Interest expense	(20,420)	(16,131)
LOSS BEFORE INCOME TAXES	(13,850)	(9,192)
INCOME TAX BENEFIT	5,537	4,916
NET LOSS	(8,313)	(4,276)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(101)	54
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(8,414)	$(4,222)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,474	64,255
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,474	64,255

LOSS PER COMMON SHARE:
Net loss attributable to ClubCorp, Basic	$(0.13)	$(0.07)
Net loss attributable to ClubCorp, Diluted	$(0.13)	$(0.07)

Cash dividends declared per common share	$0.13	$0.13

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

For the Twelve Weeks Ended March 22, 2016 and March 24, 2015

(In thousands)

	Twelve Weeks Ended
	March 22, 2016	March 24, 2015
NET LOSS	$(8,313)	$(4,276)
Foreign currency translation	(81)	(603)
OTHER COMPREHENSIVE LOSS	(81)	(603)
COMPREHENSIVE LOSS	(8,394)	(4,879)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(101)	54
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(8,495)	$(4,825)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of March 22, 2016 and December 29, 2015

(In thousands of dollars, except share and per share amounts)

	March 22, 2016	December 29, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,273	$116,347
Receivables, net of allowances of $5,161 and $5,509 at March 22, 2016 and December 29, 2015, respectively	80,926	68,671
Inventories	23,857	20,929
Prepaids and other assets	20,916	19,907
Total current assets	222,972	225,854
Investments	2,990	3,005
Property and equipment, net (includes $9,125 and $9,245 related to VIEs at March 22, 2016 and December 29, 2015, respectively)	1,540,085	1,534,520
Notes receivable, net of allowances of $856 and $805 at March 22, 2016 and December 29, 2015, respectively	7,637	7,448
Goodwill	312,811	312,811
Intangibles, net	30,796	31,252
Other assets	16,464	16,634
Long-term deferred tax asset	3,727	3,727
TOTAL ASSETS	$2,137,482	$2,135,251

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,568	$20,414
Membership initiation deposits - current portion	155,874	152,996
Accounts payable	30,121	39,487
Accrued expenses	42,553	37,441
Accrued taxes	9,344	15,473
Other liabilities	91,894	69,192
Total current liabilities	350,354	335,003
Long-term debt (includes $12,929 and $13,026 related to VIEs at March 22, 2016 and December 29, 2015, respectively)	1,079,684	1,079,320
Membership initiation deposits	205,567	204,305
Deferred tax liability, net	207,025	214,184
Other liabilities (includes $23,553 and $23,312 related to VIEs at March 22, 2016 and December 29, 2015, respectively)	129,725	123,657
Total liabilities	1,972,355	1,956,469
Commitments and contingencies (See Note 15)

EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 65,541,922 and 64,740,736 issued and outstanding at March 22, 2016 and December 29, 2015, respectively	655	647
Additional paid-in capital	255,534	263,921
Accumulated other comprehensive loss	(7,330)	(7,249)
Accumulated deficit	(94,251)	(88,955)
Total stockholders’ equity	154,608	168,364
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,519	10,418
Total equity	165,127	178,782
TOTAL LIABILITIES AND EQUITY	$2,137,482	$2,135,251

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twelve Weeks Ended March 22, 2016 and March 24, 2015

(In thousands of dollars)

	Twelve Weeks Ended
	March 22, 2016	March 24, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,313)	$(4,276)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	23,674	22,120
Amortization	540	693
Asset impairments	—	56
Bad debt expense	421	63
Equity in loss from unconsolidated ventures	15	32
Distribution from investment in unconsolidated ventures	—	88
Loss on disposals of assets	2,917	3,220
Debt issuance costs and term loan discount	1,843	755
Accretion of discount on member deposits	4,512	4,577
Equity-based compensation	1,170	1,102
Net change in deferred tax assets and liabilities	(4,844)	(3,987)
Net change in prepaid expenses and other assets	(3,898)	(6,172)
Net change in receivables and membership notes	(6,443)	(828)
Net change in accounts payable and accrued liabilities	(4,420)	5,724
Net change in other current liabilities	15,512	21,759
Net change in other long-term liabilities	(375)	(4,442)
Net cash provided by operating activities	22,311	40,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,309)	(20,831)
Acquisition of clubs	(6,600)	(15,244)
Proceeds from dispositions	8	1,022
Net change in restricted cash and capital reserve funds	88	(43)
Net cash used in investing activities	(26,813)	(35,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(4,709)	(4,047)
Proceeds from revolving credit facility borrowings	—	6,000
Debt issuance and modification costs	(920)	(169)
Dividends to owners	(8,466)	(8,385)
Share repurchases for tax withholdings related to certain equity-based awards	(226)	—
Distributions to noncontrolling interest	—	(1,071)
Proceeds from new membership initiation deposits	52	92
Repayments of membership initiation deposits	(384)	(270)
Net cash used in financing activities	(14,653)	(7,850)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	81	(46)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,074)	(2,508)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	116,347	75,047
CASH AND CASH EQUIVALENTS - END OF PERIOD	$97,273	$72,539
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,359	$8,162
Cash paid for income taxes	$407	$162

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twelve Weeks Ended March 22, 2016 and March 24, 2015

(In thousands of dollars, except share & per share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests in Consolidated Subsidiaries	Total
BALANCE - December 30, 2014	64,443,332	$644	$293,006	$(4,290)	$(79,443)	$10,942	$220,859
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	171,023	2	(2)	—	—	—	—
Dividends to owners declared	—	—	(8,399)	—	—	—	(8,399)
Equity-based compensation expense	—	—	1,102	—	—	—	1,102
Net loss	—	—	—	—	(4,222)	(54)	(4,276)
Other comprehensive loss	—	—	—	(603)	—	—	(603)
Distributions to noncontrolling interest	—	—	—	—	—	(1,071)	(1,071)
BALANCE - March 24, 2015	64,614,355	$646	$285,707	$(4,893)	$(83,665)	$9,817	$207,612

BALANCE - December 29, 2015	64,740,736	$647	$263,921	$(7,249)	$(88,955)	$10,418	$178,782
Cumulative effect adjustment from adoption of accounting guidance	—	—	(803)	—	3,118	—	2,315
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	801,186	8	(234)	—	—	—	(226)
Dividends to owners declared	—	—	(8,520)	—	—	—	(8,520)
Equity-based compensation expense	—	—	1,170	—	—	—	1,170
Net (loss) income	—	—	—	—	(8,414)	101	(8,313)
Other comprehensive loss	—	—	—	(81)	—	—	(81)
BALANCE - March 22, 2016	65,541,922	$655	$255,534	$(7,330)	$(94,251)	$10,519	$165,127

See accompanying notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share amounts or unless otherwise indicated)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

ClubCorp Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries CCA Club Operations Holdings, LLC (“Operations’ Parent”) and ClubCorp Club Operations, Inc. (“Operations” and, together with Holdings and Operations’ Parent, “ClubCorp”) were formed on November 10, 2010, as part of a reorganization of ClubCorp, Inc. (“CCI”), which was effective as of November 30, 2010, for the purpose of operating and managing golf and country clubs and business, sports and alumni clubs. ClubCorp, together with its subsidiaries, may be referred to as “we”, “us”, “our” or the “Company”.

As of March 22, 2016, we own, lease or operate through joint ventures 150 golf and country clubs and manage nine golf and country clubs. Likewise, we own, lease or operate through a joint venture 45 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated condensed financial statements reflect the consolidated operations of ClubCorp, its wholly and majority owned subsidiaries and certain variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary. The consolidated condensed financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the United States, or “GAAP”. All intercompany accounts have been eliminated. Immaterial amounts relating to Loss from discontinued operations have been reclassified to Interest and investment income for the prior year.

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
The accompanying consolidated condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted from the accompanying financial statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the consolidated condensed financial statements and notes thereto for the year ended December 29, 2015.

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

We have two reportable segments: (1) golf and country clubs and (2) business, sports and alumni clubs. These segments are managed separately and discrete financial information, including Adjusted EBITDA (“Adjusted EBITDA”), a key financial measurement of segment profit and loss, is reviewed regularly by our chief operating decision maker to evaluate performance and allocate resources. See Note 12.

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

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated condensed financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During the twelve weeks ended March 22, 2016 and March 24, 2015, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated condensed statements of operations were $3.3 million and $3.1 million for the twelve weeks ended March 22, 2016 and March 24, 2015, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-9 (“ASU 2014-9”), Revenue from Contracts with Customers. ASU 2014-9 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 which deferred the effective date of ASU 2014-9 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued Accounting Standards Update No. 2016-8 (“ASU 2016-8”) which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-9. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 (“ASU 2016-10”) which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-9. We are still evaluating the impact that our adoption of ASU 2014-9, ASU 2016-8 and ASU 2016-10 will have on our consolidated financial position and results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. We adopted ASU 2014-15 during the twelve weeks ended March 22, 2016. Our adoption did not have a material impact on our consolidated condensed financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-2 (“ASU 2015-2”), Consolidation (Topic 810)–Amendments to the Consolidation Analysis. ASU 2015-2 applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to existing consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The targeted changes are designed to address most of the concerns of the asset management industry. However, entities across all industries will be impacted, particularly those that use limited partnerships. We adopted ASU 2015-2 during the twelve weeks ended March 22, 2016. Our adoption did not have a material impact on our consolidated financial position or results of operations.

In April 2015, the FASB issued Accounting Standards Update No. 2015-3 (“ASU 2015-3”), Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-3 during the twelve weeks ended March 22, 2016 and applied it retrospectively. As a result, we have recast the December 29, 2015 consolidated condensed balance sheet to conform to the current period presentation. In August 2015, the FASB issued Accounting Standards Update No. 2015-15 (“ASU 2015-15”), Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, confirming that fees related to revolving credit facility arrangements are not addressed in ASU 2015-03. The adoption of this standard reduced previously-presented Other Assets and Long-term Debt by $13.0 million each. Debt issuance costs associated with our revolving credit facility are recorded within Other Assets for all periods presented.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (“ASU 2015-16”), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted ASU 2015-16 during the twelve weeks ended March 22, 2016. Our adoption did not have a material impact on our consolidated financial position or results of operations.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted ASU 2015-17 during the twelve weeks ended March 22, 2016 and applied it retrospectively. As a result, we have recast the December 29, 2015 consolidated condensed balance sheet to conform to the current period presentation. The adoption of this standard decreased previously-presented Deferred tax assets, net and decreased Deferred tax liabilities, net by $22.6 million each. Additionally, Deferred tax assets, net are now classified as non-current.

In February 2016, the FASB issued Accounting Standards Update No. 2016-2 (“ASU 2016-2”), Leases (Topic 842). ASU 2016-2 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases under previous GAAP; however, ASU 2016-2 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. ASU 2016-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. We are still evaluating the impact that our adoption of ASU 2016-2 will have on our consolidated financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update No. 2016-9 (“ASU 2016-9”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-9 simplifies the accounting for several aspects of the accounting for equity-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-9 in the twelve weeks ended March 22, 2016. In accordance with the ASU, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement and we have made a policy election to account for forfeitures in the period they occur, rather than estimating a forfeiture rate. Applying this guidance on a modified retrospective basis resulted in a decrease to Accumulated deficit of $3.1 million, a decrease to Additional paid-in-capital of $0.8 million and a decrease to Deferred tax liabilities of $2.3 million.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.7 million collateralized by assets of the entity totaling $3.9 million as of March 22, 2016. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of March 22, 2016 total $4.4 million compared to recorded assets of $6.4 million. The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.2 million and $11.3 million at March 22, 2016 and December 29, 2015, respectively.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of March 22, 2016 and December 29, 2015, net of intercompany amounts:

	March 22, 2016	December 29, 2015
Current assets	$1,232	$1,201
Fixed assets, net	9,125	9,245
Other assets	848	839
Total assets	$11,205	$11,285

Current liabilities	$1,260	$1,228
Long-term debt	12,929	13,026
Other long-term liabilities	24,069	23,817
Noncontrolling interest	5,586	5,619
Company capital	(32,639)	(32,405)
Total liabilities and equity	$11,205	$11,285

4. INVESTMENTS

We have an equity method investment in one active golf and country club joint venture totaling $0.5 million and $0.5 million at March 22, 2016 and December 29, 2015, respectively. Our share of earnings in the equity investment is included in equity in loss (earnings) from unconsolidated ventures in the consolidated condensed statements of operations.

We also have one equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $2.0 million and $2.0 million at March 22, 2016 and December 29, 2015, respectively. Our share of earnings in the equity investment is included in equity in loss (earnings) from unconsolidated ventures in the consolidated condensed statements of operations. We have contractual agreements with the joint venture to provide procurement services for our clubs for which we receive net volume rebates and allowances. During the twelve weeks ended March 22, 2016 and March 24, 2015, we received no volume rebates and allowances. In 2006, we recognized an intangible asset reflecting the difference between the carrying value of the investment and our share of the equity reflected in the joint venture’s financial statements which is being amortized over approximately 10 years beginning in 2007 and is included within the carrying value of the investment.

Our equity in net income from Avendra, LLC is shown below:

	Twelve Weeks Ended
	March 22, 2016	March 24, 2015
ClubCorp’s equity in net income, excluding amortization	$434	$354
Amortization	(463)	(464)
ClubCorp’s equity in net loss	$(29)	$(110)

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations and loan origination fees, as follows, as of March 22, 2016 and December 29, 2015:

	March 22, 2016		December 29, 2015
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$1,019,666	$1,007,125	$1,019,511	$1,020,625
Level 3	49,526	40,266	49,952	40,794
Total	$1,069,192	$1,047,391	$1,069,463	$1,061,419
______________________

(1)
The recorded value for Level 2 Debt is presented net of the $5.3 million and $5.5 million discount as of March 22, 2016 and December 29, 2015, respectively, on the Secured Credit Facilities, as defined in Note 9.

The 2015 Senior Notes and borrowings under the Secured Credit Facilities, as both are defined in Note 9, are considered Level 2. We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. All other debt obligations are considered Level 3. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: (1) the determination that certain other debt obligations are similar, (2) nonperformance risk, and (3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

The carrying value of financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of March 22, 2016 and December 29, 2015.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Our assets and liabilities measured at fair value on a non-recurring basis include equity method investments, property and equipment, mineral rights, goodwill, trade names, liquor licenses, management contracts and other assets and liabilities recorded during business combinations. During the twelve weeks ended March 22, 2016 and March 24, 2015, there were no material impairments recorded. Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The key assumptions used in determining these values are considered Level 3 measurements. See Note 11.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at March 22, 2016 and December 29, 2015:

	March 22, 2016	December 29, 2015
Land and non-depreciable land improvements	$603,193	$600,819
Depreciable land improvements	484,070	478,352
Buildings and recreational facilities	518,732	511,124
Machinery and equipment	268,631	264,129
Leasehold improvements	112,212	111,184
Furniture and fixtures	100,241	97,459
Construction in progress	13,675	13,413
	2,100,754	2,076,480
Accumulated depreciation	(560,669)	(541,960)
Total	$1,540,085	$1,534,520

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at March 22, 2016 and December 29, 2015:

		March 22, 2016			December 29, 2015
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,152		2,152	2,068		2,068
Intangible assets with finite lives:
Member Relationships	3-7 years	2,866	$(2,056)	810	2,866	$(1,907)	959
Management Contracts	1-10 years	3,959	(1,147)	2,812	3,959	(988)	2,971
Trade names	2 years	1,100	(868)	232	1,100	(636)	464
Total		$34,867	$(4,071)	$30,796	$34,783	$(3,531)	$31,252

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible asset amortization expense was $0.5 million and $0.7 million for the twelve weeks ended March 22, 2016 and March 24, 2015, respectively. There were no material impairments recorded during the twelve weeks ended March 22, 2016 and March 24, 2015, respectively.

For each of the five years subsequent to 2015 and thereafter the amortization expense is expected to be as follows:

Year	Amount
Remainder of 2016	$1,257
2017	761
2018	629
2019	383
2020	239
Thereafter	585
Total	$3,854

Goodwill—The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 29, 2015	$167,460	$145,351	$312,811
March 22, 2016	$167,460	$145,351	$312,811

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at March 22, 2016 and December 29, 2015:

	March 22, 2016	December 29, 2015
Accrued compensation	$19,903	$27,247
Accrued interest	14,821	2,618
Other accrued expenses	7,829	7,576
Total accrued expenses	$42,553	$37,441

Taxes payable other than federal income taxes (1)	$9,344	$15,473
Total accrued taxes	$9,344	$15,473

Advance event and other deposits	$31,678	$18,708
Unearned dues	23,905	14,225
Deferred membership revenues	11,994	12,175
Insurance reserves	11,545	11,317
Dividends to owners declared, but unpaid	8,589	8,467
Other current liabilities	4,183	4,300
Total other current liabilities	$91,894	$69,192
______________________

(1)	We had no federal income taxes payable as of March 22, 2016 and December 29, 2015.

Other long-term liabilities consist of the following at March 22, 2016 and December 29, 2015:

	March 22, 2016	December 29, 2015
Uncertain tax positions	$7,618	$7,343
Deferred membership revenues	45,611	45,960
Casualty insurance loss reserves - long term portion	15,319	14,659
Above market lease intangibles	328	352
Deferred rent	34,425	29,250
Accrued interest on notes payable related to Non-Core Development Entities	23,481	23,236
Other	2,943	2,857
Total other long-term liabilities	$129,725	$123,657

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014 and 2015. On January 25, 2016, Operations entered into a ninth amendment to the credit agreement to replace the existing revolving credit facility with a new revolving credit facility, with a capacity of $175.0 million, maturing on January 25, 2021.As of March 22, 2016, the Secured Credit Facilities are comprised of (i) a $675.0 million term loan facility, and (ii) a revolving credit facility with capacity of $175.0 million and $145.0 million available for borrowing, after deducting $30.0 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.50:1.00.

As of March 22, 2016, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is December 15, 2022.

As of March 22, 2016, the revolving credit commitments mature on January 25, 2021 and bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to limitations on the Senior Secured Leverage Ratio and a total leverage ratio (the “Total Leverage Ratio”). The Senior Secured Leverage Ratio is defined as the ratio of Operations’ Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in Note 12) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations’ Consolidated Total Debt (including the Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain a Senior Secured Leverage Ratio no greater than 4.50:1.00 and a Total Leverage Ratio of no greater than 5.75:1.00 as of the end of each fiscal quarter. As of March 22, 2016, Operations’ Senior Secured Leverage Ratio was 2.98:1.00 and the Total Leverage ratio was 4.45:1.00.

All obligations under the Secured Credit Facilities are guaranteed by Operations’ Parent and each existing and all subsequently acquired or organized direct and indirect restricted subsidiaries of Operations, other than certain excluded subsidiaries (collectively, the “Guarantors”). The Secured Credit Facilities are secured, subject to permitted liens and other exceptions, by a first-priority perfected security interest in substantially all the assets of Operations, and the Guarantors, including, but not limited to (1) a perfected pledge of all the domestic capital stock owned by Operations and the Guarantors, and (2) perfected security interests in and mortgages on substantially all tangible and intangible personal property and material fee-owned property of Operations and the Guarantors, subject to certain exclusions.

In conjunction with the amendments to the Secured Credit Facilities, we capitalized debt issuance costs of $1.1 million and expensed additional debt issuance costs of $0.7 million during the twelve weeks ended March 22, 2016. During the twelve weeks ended March 24, 2015, we expensed debt issuance costs of $0.1 million and did not capitalize any material debt issuance costs. All capitalized debt issuance costs are amortized over the term of the loan.

2015 Senior Notes

On December 15, 2015, Operations issued $350.0 million of senior notes (the “2015 Senior Notes”), maturing December 15, 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to repay amounts outstanding under the Secured Credit Facilities in connection with the eighth amendment. Interest on the 2015 Senior Notes accrues at a fixed rate of 8.25% per annum.

The 2015 Senior Notes are also guaranteed by the Guarantors (other than Operations’ Parent) on a full and unconditional basis. Operations incurred debt issuance costs in conjunction with the issuance of the 2015 Senior Notes of $7.3 million. These costs have been capitalized and are being amortized over the term of the 2015 Senior Notes.

Notes payable related to certain Non-Core Development Entities

In 1994 and 1995, we issued notes payable to finance a VIE related to our Non-Core Development Entities. The notes and accrued interest are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

Mortgage Loans

Stonebriar / Monarch Loan—In July 2008, we entered into a secured mortgage loan with General Electric Capital Corporation for $32.0 million (the “Stonebriar / Monarch Loan”). Effective November 30, 2015, the maturity date is November 2016 with one twelve month option to extend the maturity date through November 2017, upon satisfaction of certain conditions of the loan agreement. On June 11, 2015, we were notified that the Stonebriar / Monarch Loan was assigned to an affiliate of Blackstone Mortgage Trust, Inc. As of March 22, 2016, we expected to meet the required conditions and currently intend to extend the maturity date to November 2017.

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

Long-term borrowings and lease commitments as of March 22, 2016 and December 29, 2015, are summarized below:

	March 22, 2016		December 29, 2015
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

2015 Senior Notes	$350,000	8.25%	$350,000	8.25%	Fixed	2023
Secured Credit Facilities
Term Loan, gross of discount	675,000	4.25%	675,000	4.25%	Greater of (i) 4.25% or (ii) an elected LIBOR + 3.25%	2022
Revolving Credit Borrowings - ($175,000 capacity) (1)	—	3.43%	—	3.42%	LIBOR plus a margin of 3.0%	2021
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Mortgage Loans
Stonebriar / Monarch Loan	28,955	6.00%	29,112	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Atlantic Capital Bank	3,133	4.50%	3,173	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2020
BancFirst	3,721	4.50%	3,842	4.50%	Greater of (i) 4.5% or (ii) prime rate	2016
Other indebtedness	1,880	4.75% - 6.00%	1,988	4.75% - 6.00%	Fixed	Various
	1,074,526		1,074,952
Capital leases	43,520		43,271
Total obligation	1,118,046		1,118,223
Less net loan origination fees included in long-term debt	(12,460)		(13,000)
Less current portion	(20,568)		(20,414)
Less discount on the Secured Credit Facilities’ Term Loan	(5,334)		(5,489)
Long-term debt	$1,079,684		$1,079,320
______________________

(1)
As of March 22, 2016, the revolving credit facility had capacity of $175.0 million, which was reduced by the $30.0 million of standby letters of credit outstanding, leaving $145.0 million available for borrowing.

(2)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2015 and thereafter is as follows. This table reflects the contractual maturity dates as of March 22, 2016.

Year	Debt	Capital Leases	Total
Remainder of 2016	$4,534	$12,153	$16,687
2017	28,957	13,960	42,917
2018	490	10,356	10,846
2019	426	5,583	6,009
2020	2,630	1,458	4,088
Thereafter	1,037,489	10	1,037,499
Total	$1,074,526	$43,520	$1,118,046

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

Our annual effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes. Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve weeks ended March 22, 2016 and March 24, 2015 was 40.0% and 53.5%, respectively. For the twelve weeks ended March 22, 2016 and March 24, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

We are currently under audit by state income tax authorities. We have received two assessments for our state income tax audits, for a total of $2.5 million which has been recognized within our state income tax payable.

As of March 22, 2016, tax years 2010 - 2015 remain open under statute for U.S. federal and most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general, tax years 2009 through 2015 remain open under statute; although certain prior years are also open as a result of the tax proceedings described below.

As of March 22, 2016 and December 29, 2015, we have recorded $7.6 million and $7.3 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $2.6 million and $2.3 million, respectively, which are included in other liabilities in the consolidated condensed balance sheets. If we were to prevail on all uncertain tax positions recorded as of March 22, 2016, the net effect would be an income tax benefit of approximately $5.0 million, exclusive of any benefits related to interest and penalties.

In addition, certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.6 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of March 22, 2016.

11. NEW AND ACQUIRED CLUBS AND CLUB DIVESTITURES

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated condensed statements of operations since their date of acquisition.

Santa Rosa Golf and Country Club—On March 15, 2016, we purchased Santa Rosa Golf and Country Club, a private golf club in Santa Rosa, California, for a purchase price and net cash consideration of $2.5 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

March 15, 2016
Land, depreciable land improvements and property and equipment	$2,558
Inventory and prepaid assets	267
Other current liabilities	(153)
Long-term debt (obligation related to capital leases)	(178)
Total	$2,494

Marsh Creek Country Club—On February 2, 2016, we purchased Marsh Creek Country Club, a private golf club in St. Augustine, Florida, for a purchase price of $4.5 million and net cash consideration of $4.1 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

February 2, 2016
Land, depreciable land improvements and property and equipment	$4,491
Receivables and inventory	92
Other current liabilities and accrued taxes	(477)
Total	$4,106

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

Golf and Country Clubs	Type of Club	Market	State	Golf Holes
Bermuda Run Country Club	Private Country Club	Charlotte	NC	36
Brookfield Country Club	Private Country Club	Atlanta	GA	18
Firethorne Country Club	Private Country Club	Charlotte	NC	18
Temple Hills Country Club	Private Country Club	Nashville	TN	27
Ford’s Colony Country Club	Semi-Private Golf Club	Richmond	VA	54
Legacy Golf Club at Lakewood Ranch (subsequently divested)	Public Golf	Bradenton	FL	18

We recorded the following major categories of assets and liabilities:

April 7, 2015
Receivables, net of allowances of $228	$1,757
Inventories and notes receivable	646
Land	9,920
Depreciable land improvements	17,321
Buildings and recreational facilities	13,113
Machinery and equipment and furniture and fixtures	4,959
Current liabilities	(2,063)
Long-term debt (obligation related to capital leases) and other liabilities	(2,020)
Total	$43,633

Rolling Green Country Club—On January 20, 2015, we purchased Rolling Green Country Club, a private golf club in Arlington Heights, Illinois, for a purchase price of $6.5 million and net cash consideration of $6.4 million. We recorded the following major categories of assets and liabilities:

January 20, 2015
Land, depreciable land improvements and property and equipment	$6,554
Inventory	125
Other current liabilities and accrued taxes	(110)
Long-term debt (obligation related to capital leases)	(193)
Total	$6,376

Ravinia Green Country Club—On January 13, 2015, we acquired Ravinia Green Country Club, a private golf club in Riverwoods, Illinois, for a purchase price and net cash consideration of $5.9 million. We recorded the following major categories of assets and liabilities:

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

During the twelve weeks ended March 22, 2016, one management agreement with Jefferson Lakeside Country Club, a private country club located in Richmond, Virginia, was terminated. Additionally, we closed Greenspoint Club, a business and sports club we owned which was located in Houston, Texas. No material gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

During the fiscal year ended December 29, 2015, ten management agreements were terminated, including a management agreement with Shoreby Club, a business and sports club located in Bratenahl, Ohio, a multi-course management agreement for Klein Creek Golf Club, a public golf course located in Winfield, Illinois, The Grove Country Club, a private country club located in Long Grove, Illinois, The Royal Fox Country Club and The Royal Hawk Country Club, private country clubs both located in St. Charles, Illinois, a management agreement with Smoke Rise Country Club, a private country club located in Stone Mountain, Georgia, a management agreement with Stone Creek Golf Club, a semi-private country club located in Ocala, Florida, a management agreement with Regatta Bay Golf and Country Club, a private country club located in Destin, Florida, a management agreement with University of Massachusetts Club, an alumni club located in Boston, Massachusetts and a management agreement with Rancho Vista Golf Club, a public golf club in Rancho Vista, California. No gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations. On November 4, 2015, we sold Legacy Golf Club at Lakewood Ranch, a public golf course in Bradenton, Florida. We recognized a gain of $0.6 million on the sale which is included in loss on disposals of assets in the consolidated condensed statements of operations.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain certain covenants which are based upon specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the four quarters ended March 22, 2016 as though they had been consummated on the first day of the second quarter of fiscal year 2015.

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

The table below shows summarized financial information by segment for the twelve weeks ended March 22, 2016 and March 24, 2015:

	Twelve Weeks Ended
	March 22, 2016	March 24, 2015
Golf and Country Clubs
Revenues	$172,817	$158,871
Adjusted EBITDA	50,140	44,909

Business, Sports and Alumni Clubs
Revenues	$41,341	$40,531
Adjusted EBITDA	7,333	7,488

Other
Revenues	$3,813	$3,371
Adjusted EBITDA	(15,407)	(13,530)

Elimination of intersegment revenues and segment reporting adjustments	$(3,098)	$(3,417)
Revenues relating to divested clubs (1)	—	2,716

Total
Revenues	$214,873	$202,072
Adjusted EBITDA	42,066	38,867
______________________

(1)	When clubs are divested, the associated revenues are excluded from segment results for all periods presented.

	As of
Total Assets	March 22, 2016	December 29, 2015
Golf and Country Clubs	$1,574,569	$1,554,448
Business, Sports and Alumni Clubs	91,541	89,823
Other	471,372	490,980
Consolidated	$2,137,482	$2,135,251

The following table presents revenue by product type:

	Twelve Weeks Ended
	March 22, 2016	March 24, 2015
Revenues by Type
Dues	$116,118	$108,004
Food and beverage	52,856	48,749
Golf	26,274	24,874
Other	19,625	20,445
Total	$214,873	$202,072

The table below provides a reconciliation of our net loss to Adjusted EBITDA for the twelve weeks ended March 22, 2016, and March 24, 2015:

	Twelve Weeks Ended
	March 22, 2016	March 24, 2015
Net loss	$(8,313)	$(4,276)
Interest expense	20,420	16,131
Income tax benefit	(5,537)	(4,916)
Interest and investment income	(126)	(83)
Depreciation and amortization	24,214	22,813
EBITDA	$30,658	$29,669
Impairments and disposition of assets (1)	2,917	3,276
Loss from divested clubs (2)	534	5
Non-cash adjustments (3)	463	463
Acquisition related costs (4)	686	990
Capital structure costs (5)	742	132
Centralization and transformation costs (6)	2,418	1,275
Other adjustments (7)	1,086	113
Equity-based compensation expense (8)	1,170	1,102
Acquisition adjustment (9)	1,392	1,842
Adjusted EBITDA	$42,066	$38,867
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net income or loss from divested clubs that do not qualify as discontinued operations in accordance with GAAP.

(3)	Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL Capital Partners, LLC (“KSL”).

(4)	Represents legal and professional fees related to the acquisition of clubs.

(5)	Represents legal and professional fees related to our capital structure, including debt issuance and amendment costs and equity offering costs.

(6)
Includes fees and expenses associated with initial compliance with Section 404(b) of the Sarbanes-Oxley Act and related centralization and transformation of administrative processes, finance processes and related IT systems.

(7)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests of continuing operations and management fees, termination fee and expenses paid to an affiliate of KSL.

(8)	Includes equity-based compensation expense, calculated in accordance with GAAP, related to awards held by certain employees, executives and directors.

(9)
Represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 and the acquisition of Sequoia Golf (“Sequoia Golf”) on September 30, 2014.

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

13. EARNINGS PER SHARE
GAAP requires that earnings per share (“EPS”) calculations treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities (participating securities) and calculate basic EPS using the two-class method. We have granted RSAs (as defined below) that contain non-forfeitable rights to dividends. Such awards are considered participating securities. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We have also granted RSAs that contain forfeitable rights to dividends. These awards are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation.
Basic EPS is computed utilizing the two-class method and is calculated on weighted-average number of common shares outstanding during the periods presented.
Diluted EPS reflects the dilutive effect of equity based awards (potential common shares) that may share in the earnings of ClubCorp when such shares are either issued or vesting restrictions lapse. Diluted EPS is computed using the weighted-average number of common shares and potential common shares outstanding during the periods presented, utilizing the two-class method for unvested equity-based awards.
Presented below is basic and diluted EPS for the twelve weeks ended March 22, 2016 and March 24, 2015 (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 22, 2016		March 24, 2015
	Basic	Diluted	Basic	Diluted
Numerator for earnings per share	$(8,540)	$(8,540)	$(4,222)	$(4,222)
Weighted-average shares outstanding	64,474	64,474	64,255	64,255
Effect of dilutive equity-based awards	—	—	—	—
Total Shares	64,474	64,474	64,255	64,255
Loss attributable to ClubCorp per share	$(0.13)	$(0.13)	$(0.07)	$(0.07)
The basis for the numerator for earnings per share is Net loss attributable to ClubCorp. The numerator was adjusted by $0.1 million for the dividends allocated to participating securities during the twelve weeks ended March 22, 2016. There were no material dividends allocated to participating securities during the twelve weeks ended March 24, 2015.

Potential common shares are excluded from the calculation of diluted EPS when the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. For the twelve weeks ended March 22, 2016 and March 24, 2015 there are 0.1 million and 0.2 million potential common shares excluded from the calculation of diluted EPS.

14. EQUITY
Equity-Based Awards—We have granted equity-based awards to employees and non-employee directors in the form of restricted stock awards (“RSAs”), which restrictions will be removed upon satisfaction of time-based vesting requirements, subject to the holder remaining in continued service with us and performance restricted stock units (“PSUs”), which will convert into shares of our common stock upon satisfaction of (i) time-based vesting requirements and (ii) the applicable performance-based requirements subject to the holder remaining in continued service with us. The number of PSUs under these grants represents the target number of such units that may be earned, based on Holdings’ total shareholder return over the applicable performance periods compared with a peer group. We measure the cost of services rendered in exchange for equity-based awards based upon the grant date fair market value of the respective equity-based awards. The value is recognized over the requisite service period, which is generally the vesting period.

The fair market value of each RSA is estimated using Holdings’ closing share price on the date of grant. The fair market value of each PSU was estimated on the date of grant using a Monte Carlo simulation analysis which generates a distribution of possible future stock prices for Holdings and the peer group from the grant date to the end of the applicable performance period.

The following table shows total equity-based compensation expense included in the consolidated condensed statements of operations:

	Twelve Weeks Ended
	March 22, 2016	March 24, 2015
Club operating costs exclusive of depreciation	$370	$326
Selling, general and administrative	800	776
Pre-tax equity-based compensation expense	1,170	1,102
Less: benefit for income taxes	(437)	(387)
Equity-based compensation expense, net of tax	$733	$715

As of March 22, 2016, there was approximately $15.0 million of unrecognized expense related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 2.2 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted RSAs, PSUs and restricted stock units (“RSUs”) under the Stock Plan. As of March 22, 2016, approximately 1.6 million shares of common stock were available for future issuance under the Stock Plan.

The following table summarizes RSA and PSU activity for the twelve weeks ended March 22, 2016:

	Restricted stock awards		Performance-based restricted stock units
	Shares	Weighted Average Grant Date Fair Value	Target shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 29, 2015	330,470	$18.37	227,410	$18.49
Granted	834,359	$11.74	308,219	$6.62
Vested	(108,043)	$18.11	—	$—
Forfeited	(3,652)	$17.97	(47,163)	$17.40
Canceled	(29,521)	$18.63	—	$—
Non-vested balance at March 22, 2016	1,023,613	$12.99	488,466	$11.10

Dividends—The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Fiscal Year 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015
September 3, 2015	$0.13	October 1, 2015	$8,416	October 15, 2015
December 9, 2015	$0.13	January 4, 2016	$8,416	January 15, 2016

Fiscal Year 2016
February 18, 2016	$0.13	April 5, 2016	$8,520	April 15, 2016

Share Repurchase Plan—On February 24, 2016, we announced that our Board of Directors authorized a repurchase of up to $50 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 22, 2016, no shares had been purchased under the plan.

15. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business. As of March 22, 2016, we had capital commitments of $17.1 million at certain of our clubs.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.6 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

We are currently under audit by state income tax authorities. We have received two assessments for our state income tax audits, for a total of $2.5 million which has been recognized within our state income tax payable.

Each of our properties is subject to real and personal property taxes. If local taxing authorities reassess the taxable value of certain properties in accordance with local and state regulations, we may be subject to additional property tax assessments, penalties and interest. At March 22, 2016, we have an immaterial amount recorded in accrued taxes on the consolidated condensed balance sheet related to certain of these properties. While the outcome of such reassessments cannot be predicted with certainty, we believe that any potential liability from these matters would not materially affect our consolidated condensed financial statements.

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

16. RELATED PARTY TRANSACTIONS

Effective October 1, 2013, we entered into a Financial Consulting Services Agreement with an affiliate of KSL, pursuant to which we are provided certain ongoing financial consulting services. No fees were payable under such agreement, however we agreed to reimburse the affiliate of KSL for all reasonable out-of-pocket costs and expenses incurred in providing such services to us and certain of our affiliates up to $0.1 million annually. The expense associated with this agreement was not material for the twelve weeks ended March 24, 2015. The agreement was not renewed after September 30, 2015. Following the sale of all remaining shares of our common stock owned by an affiliate of KSL on October 20, 2015, KSL and its affiliates are no longer related parties and do not have any affiliates serving on our Board of Directors.

Effective May 1, 2013, we entered into a consulting services agreement with an affiliate of KSL whereby we provide certain international golf-related consulting services in exchange for an annual fee of $0.1 million. The contract was terminated in December, 2015. The revenue associated with this contract was not material for the twelve weeks ended March 24, 2015.

We had receivables of $0.1 million and $0.1 million, as of March 22, 2016 and December 29, 2015, respectively, for outstanding advances from a golf club venture in which we have an equity method investment. Management fees from this venture were not material for the twelve weeks ended March 22, 2016 and March 24, 2015. As of March 22, 2016 and December 29, 2015, we had a receivable of $4.2 million and $3.2 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

17. SUBSEQUENT EVENTS

On February 18, 2016, our Board of Directors declared a cash dividend of $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on April 5, 2016. This dividend was paid on April 15, 2016.

On April 12, 2016, we granted 432,814 Adjusted EBITDA-Based PSUs that vest upon the achievement by the 2017 Same Store Clubs (as defined in the form of award), on a consolidated basis, of a specified level of Adjusted EBITDA for fiscal year 2018 (“Adjusted EBITDA-Based PSUs”). The number of Adjusted EBITDA-Based PSUs issued under each grant represents the target number of Adjusted EBITDA-Based PSUs that may be earned. Under the terms of the grants, the Adjusted EBITDA-Based PSUs will convert into shares of our common stock upon satisfaction of (i) time-based vesting requirements and (ii) the achievement of applicable performance-based thresholds.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated condensed financial statements and related notes included in “Item 1. Financial Statements” of this quarterly report and in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 29, 2015 contained in our annual report on Form 10-K, as amended by the Form 10-K/A filed on March 30, 2016 (“2015 Annual Report”).

Forward-Looking Statements

All statements (other than statements of historical facts) in this quarterly report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “intend”, “will”, “estimate”, “anticipate”, “believe”, “predict”, “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	our ability to attract and retain club members;

•	changes in consumer spending patterns, particularly with respect to demand for products and services;

•	adverse conditions affecting the United States economy;

•	unusual weather patterns, extreme weather events and periodic and quasi-periodic weather patterns, such as the El Niño/La Niña Southern Oscillation;

•	material cash outlays required in connection with refunds or escheatment of membership initiation deposits;

•	impairments to the suitability of our club locations;

•	regional disruptions such as power failures, natural disasters or technical difficulties in any of the major areas in which we operate;

•	seasonality of demand for our services and facilities usage;

•	increases in the level of competition we face;

•	the loss of members of our management team or key employees;

•	increases in the cost of labor;

•	increases in other costs, including costs of goods, rent, water, utilities and taxes;

•	decreasing values of our investments;

•	illiquidity of real estate holdings;

•
our substantial indebtedness, which may adversely affect our financial condition and our ability to operate our business, react to changes in the economy or our industry and pay our debts, and which could divert our cash flows from operations for debt payments;

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness could cause our debt service obligations to increase significantly;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions;

•	complications integrating acquired businesses and properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	risks related to tax examinations by the IRS and other tax authorities in jurisdictions in which we operate;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	significant changes in our stock price, including those caused by future sales of our common stock;

•	our ability to declare and pay dividends;

•	information published by securities analysts or other market participants that negatively impacts our stock price and trading volume;

•	anti-takeover provisions could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities;

•	increased costs and substantial increased time of our management team required as a result of operating as a public company; and

•	other factors described herein and in our 2015 Annual Report filed with the Securities and Exchange Commission (“SEC”).

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of March 22, 2016, our portfolio of 207 owned or operated clubs, with approximately 182,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 150 golf and country clubs and manage nine golf and country clubs. Likewise, we own, lease or operate through a joint venture 45 business, sports and alumni clubs and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 126 of our 159 golf and country clubs. Our golf and country clubs include 134 private country clubs, 16 semi-private clubs and nine public golf courses. Our business, sports and alumni clubs include 30 business clubs, 10 business and sports clubs, six alumni clubs, and two sports clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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
We believe the strength and size of our portfolio of clubs combined with the stability of our mass affluent membership base will enable us to maintain our position as an industry leader in the future. As the largest owner-operator of private golf and country clubs in the United States, we enjoy economies of scale and a leadership position. We expect to strategically expand and upgrade our portfolio through acquisitions and targeted capital investments. As part of our targeted capital investment program, we plan to focus on facility changes and upgrades to improve our members’ experience and the utilization of our facilities and amenities, which we believe will yield positive financial results.
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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such program is our Optimal Network Experiences program (“O.N.E.”), an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of March 22, 2016, approximately 51% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 50% of memberships that were enrolled in one or more of our upgrade programs as of December 29, 2015. As of March 22, 2016, 153 of our clubs offered O.N.E., compared to 152 as of

December 29, 2015.

The following tables present our membership counts for clubs which we own, lease or operate through a joint venture, excluding managed clubs, at the end of the periods indicated.

	March 22, 2016	December 29, 2015	Change	% Change
Golf and Country Clubs (1)	117,602	116,303	1,299	1.1%
Business, Sports and Alumni Clubs (1)	55,528	56,130	(602)	(1.1)%
Total memberships at end of period (1)	173,130	172,433	697	0.4%
_______________________

(1)
Membership counts exclude memberships at managed clubs. As of March 22, 2016, we had 9,010 memberships at managed clubs, including 3,826 memberships at golf and country clubs and 5,184 memberships at business, sports and alumni clubs, excluding certain international club memberships.

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

Further, the timing of distributions from our equity method investments, including Avendra, LLC, a purchasing cooperative of hospitality companies, varies due to factors outside of our control. Adjusted EBITDA, as defined in Note 12 of our consolidated condensed financial statements included elsewhere herein, is impacted when cash distributions from equity method investments vary from the equity in earnings recognized for the related investments.

Reinvention Capital Investments

We continue to identify and prioritize capital projects and believe the reinvention of our clubs through strategic capital investments help drive membership sales, facility usage and member retention. A significant portion of our invested capital is used to add reinvention elements to “major reinvention” clubs, defined as clubs receiving $750,000 or more gross capital spend on a project basis, as we believe these discretionary club enhancements represent opportunities to increase revenues and generate a positive return on our investment, although we cannot guarantee such returns. Elements of reinvention capital expenditures include “Touchdown Rooms”, which are small private meeting rooms allowing members to hold impromptu private meetings while leveraging the other services of their club. “Anytime Lounges” provide a contemporary and casual atmosphere to work and network, while “Media Rooms” provide state-of-the-art facilities to enjoy various forms of entertainment. Additional reinvention elements include refitted fitness centers, enhanced pool area amenities such as shade cabanas, pool slides and splash pads, redesigned golf practice areas for use by beginners to avid golfers, and newly created or updated indoor and outdoor dining and social gathering areas designed to take advantage of the expansive views and natural beauty of our clubs.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 30, 2014	116	18	17	6	157	1	44	4	1	50
First Quarter 2015 (1)	2	—	(5)	—	(3)	—	—	(1)	—	(1)
Second Quarter 2015 (2)	6	—	(1)	—	5	—	—	—	—	—
Third Quarter 2015 (3)	—	—	(1)	—	(1)	—	—	(1)	—	(1)
Fourth Quarter 2015 (4)	—	—	—	—	—	—	—	1	—	1
December 29, 2015	124	18	10	6	158	1	44	3	1	49
First Quarter 2016 (5)	2	—	(1)	—	1	(1)	—	—	—	(1)
March 22, 2016	126	18	9	6	159	—	44	3	1	48
 _______________________

(1)
In January 2015, we purchased Ravinia Green Country Club, a private golf club in Riverwoods, Illinois and Rolling Green Country Club, a private golf club in Arlington Heights, Illinois. During the twelve weeks ended March 24, 2015, the management agreement with Shoreby Club, a business and sports club located in Bratenahl, Ohio, was terminated. Additionally, during the twelve weeks ended March 24, 2015, certain management agreements acquired with the Sequoia Golf acquisition were terminated, including a multi-course management agreement for Klein Creek Golf Club, a public golf course located in Winfield, Illinois, The Grove Country Club, a private country club located in Long Grove, Illinois, The Royal Fox Country Club and The Royal Hawk Country Club, private country clubs both located in St. Charles, Illinois and a management agreement with Smoke Rise Country Club, a private country club located in Stone Mountain, Georgia.

(2)
In April 2015, we acquired a multi-club portfolio of six golf and country clubs in the southeastern U.S. This acquisition included four private clubs, one semi-private club and one public golf course, which consisted of:

Golf and Country Clubs	Type of Club	Market	State	Golf Holes
Bermuda Run Country Club	Private Country Club	Charlotte	NC	36
Brookfield Country Club	Private Country Club	Atlanta	GA	18
Firethorne Country Club	Private Country Club	Charlotte	NC	18
Temple Hills Country Club	Private Country Club	Nashville	TN	27
Ford’s Colony Country Club	Semi-Private Golf Club	Richmond	VA	54
Legacy Golf Club at Lakewood Ranch (subsequently divested)	Public Golf	Bradenton	FL	18

Additionally, in May 2015, our management agreement with Stone Creek Golf Club, a semi-private golf club located in Ocala, Florida was terminated.

(3)
In June 2015, the management agreement with Regatta Bay Golf and Country Club, a private country club located in Destin, Florida, was terminated. Additionally, in July 2015, the management agreement with University of Massachusetts Club, an alumni club located in Boston, Massachusetts, was terminated.

(4)
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

(5)
In March, 2016, we purchased Santa Rosa Golf and Country Club, a private country club in Santa Rosa, California. In February, 2016, we purchased Marsh Creek Country Club, a private country club in St. Augustine, Florida. During the twelve weeks ended March 22, 2016, the management agreement with Jefferson Lakeside Country Club, a private country club located in Richmond, Virginia was terminated. Additionally, during the twelve weeks ended March 22, 2016, we closed Greenspoint Club, an owned business and sports club located in Houston, Texas.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes included elsewhere in this report. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Accordingly, our actual results could differ materially from our estimates. The most significant estimates made by management include the expected life of an active membership over which we amortize initiation fees and deposits, our incremental borrowing rate which is used to accrete membership initiation deposit liabilities, assumptions and judgments used in estimating unrecognized tax benefits relating to uncertain tax positions and inputs for impairment testing of goodwill, intangible assets and long-lived assets.

For additional information about our critical accounting policies and estimates, see the disclosure included in our 2015 Annual Report.

Basis of Presentation

Total revenues recorded in our two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs, are comprised mainly of revenues from membership dues (including upgrade dues), food and beverage operations and golf operations. Operating expenses recorded in our two principal business segments primarily consist of labor expenses, food and beverage costs, golf course maintenance costs and general and administrative costs.

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA is a key financial measure used by our management to: (1) internally measure our operating performance, (2) evaluate segment performance and allocate resources and (3) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements. We believe that the presentation of Adjusted EBITDA is appropriate as it provides additional information to investors about our performance and investors and lenders have historically used EBITDA-related measures. See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA.

The following table provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Four Quarters Ended
	March 22, 2016	March 24, 2015	March 22, 2016
	(in thousands)
Net loss	$(8,313)	$(4,276)	$(13,610)
Interest expense	20,420	16,131	74,961
Income tax benefit	(5,537)	(4,916)	1,008
Interest and investment income	(126)	(83)	(5,560)
Depreciation and amortization	24,214	22,813	105,345
EBITDA	$30,658	$29,669	$162,144
Impairments and disposition of assets (1)	2,917	3,276	24,187
Loss from divested clubs (2)	534	5	727
Loss on extinguishment of debt (3)	—	—	2,599
Non-cash adjustments (4)	463	463	2,008
Acquisition related costs (5)	686	990	4,661
Capital structure costs (6)	742	132	10,657
Centralization and transformation costs (7)	2,418	1,275	9,638
Other adjustments (8)	1,086	113	8,372
Equity-based compensation expense (9)	1,170	1,102	5,038
Acquisition adjustment (10)	1,392	1,842	6,661
Adjusted EBITDA	$42,066	$38,867	$236,692
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net income or loss from divested clubs that do not qualify as discontinued operations in accordance with GAAP.

(3)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(4)	Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL.

(5)	Represents legal and professional fees related to the acquisition of clubs.

(6)	Represents legal and professional fees related to our capital structure, including debt issuance and amendment costs and equity offering costs.

(7)
Includes fees and expenses associated with initial compliance with Section 404(b) of the Sarbanes-Oxley Act and related centralization and transformation of administrative processes, finance processes and related IT systems.

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

Same Store Analysis

We employ “same store” analysis techniques for a variety of management purposes. By our definition, clubs are evaluated at the beginning of each year and considered same store once they have been fully operational for one fiscal year. Newly acquired or opened clubs, clubs added under management agreements and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. Once a club has been divested, it is removed from the same store classification for all periods presented. For same store year-over-year comparisons, clubs must be open the entire year for both years in the comparison to be considered same store, therefore, same store facility counts and operating results may vary depending on the years of comparison. We believe this approach provides for a more effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our established same store clubs without the inclusion of divested clubs and newly acquired or opened clubs.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third fiscal quarters each consist of twelve weeks while our fourth fiscal quarter consists of sixteen or seventeen weeks.

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended
	March 22, 2016	% of Revenue	March 24, 2015	% of Revenue
	(dollars in thousands, except per share amounts)
Revenues:
Club operations	$160,689	74.8%	$152,449	75.4%
Food and beverage	52,856	24.6%	48,749	24.1%
Other revenues	1,328	0.6%	874	0.4%
Total revenues	214,873		202,072

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	142,354	66.3%	136,645	67.6%
Cost of food and beverage sales exclusive of depreciation	18,840	8.8%	17,002	8.4%
Depreciation and amortization	24,214	11.3%	22,813	11.3%
Provision for doubtful accounts	380	0.2%	59	—%
Loss on disposals of assets	2,917	1.4%	3,220	1.6%
Impairment of assets	—	—%	56	—%
Equity in loss from unconsolidated ventures	15	—%	32	—%
Selling, general and administrative	19,709	9.2%	15,389	7.6%
Operating income	6,444	3.0%	6,856	3.4%

Interest and investment income	126	0.1%	83	—%
Interest expense	(20,420)	(9.5)%	(16,131)	(8.0)%
Loss before income taxes	(13,850)	(6.4)%	(9,192)	(4.5)%
Income tax benefit	5,537	2.6%	4,916	2.4%
NET LOSS	(8,313)	(3.9)%	(4,276)	(2.1)%
Net (income) loss attributable to noncontrolling interests	(101)	—%	54	—%
Net loss attributable to ClubCorp	$(8,414)	(3.9)%	$(4,222)	(2.1)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,474		64,255
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,474		64,255

LOSS PER COMMON SHARE:
Net loss attributable to ClubCorp, Basic	$(0.13)		$(0.07)
Net loss attributable to ClubCorp, Diluted	$(0.13)		$(0.07)

Comparison of the Twelve Weeks Ended March 22, 2016 and March 24, 2015

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended March 22, 2016 and March 24, 2015.

	Twelve Weeks Ended
	March 22, 2016 (12 weeks)	March 24, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Total revenues	$214,873	$202,072	$12,801	6.3%
Club operating costs and expenses exclusive of depreciation (1)	161,574	153,706	7,868	5.1%
Depreciation and amortization	24,214	22,813	1,401	6.1%
Loss on disposals of assets	2,917	3,220	(303)	(9.4)%
Impairment of assets	—	56	(56)	(100.0)%
Equity in loss from unconsolidated ventures	15	32	(17)	(53.1)%
Selling, general and administrative	19,709	15,389	4,320	28.1%
Operating income	6,444	6,856	(412)	(6.0)%
Interest and investment income	126	83	43	51.8%
Interest expense	(20,420)	(16,131)	(4,289)	(26.6)%
Loss before income taxes	(13,850)	(9,192)	(4,658)	(50.7)%
Income tax benefit	5,537	4,916	621	12.6%
Net loss	$(8,313)	$(4,276)	$(4,037)	(94.4)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $214.9 million for the twelve weeks ended March 22, 2016 increased $12.8 million, or 6.3%, over the twelve weeks ended March 24, 2015, largely due to $7.3 million of revenue attributable to club properties added in 2015 and 2016. Same store golf and country club revenue increased by $7.1 million driven primarily by increases in same store dues, food and beverage revenue and golf operations revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $0.8 million primarily due to increases in same store dues and other revenue. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”. The remaining change includes lower revenue related to management fees and reimbursements for certain operating costs at managed clubs that are now divested.

Club operating costs and expenses totaling $161.6 million for the twelve weeks ended March 22, 2016 increased $7.9 million, or 5.1%, compared to the twelve weeks ended March 24, 2015. The increase is largely due to $6.2 million of club operating costs and expenses from club properties added in 2015 and 2016 and $2.8 million of increased variable labor costs and food and beverage cost of goods sold associated with higher revenues offset by a $0.5 million decrease in utilities expense. The remaining change is primarily comprised of a decrease in other expenses.

Depreciation and amortization expense increased $1.4 million, or 6.1%, during the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015. Depreciation expense increased $1.6 million due to our increased fixed asset balances primarily related to club acquisitions, along with the related impact of reinvention and expansion capital spend. Amortization expense decreased $0.2 million due to the termination of club management agreements.

Loss on disposal of assets for the twelve weeks ended March 22, 2016 and March 24, 2015 of $2.9 million and $3.2 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations.

Selling, general and administrative expenses of $19.7 million for the twelve weeks ended March 22, 2016 increased $4.3 million, or 28.1%, compared to the twelve weeks ended March 24, 2015. The major components of selling, general and administrative expenses are shown in the table below.

	Twelve Weeks Ended
Components of selling, general and administrative expense (1)	March 22, 2016 (12 weeks)	March 24, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$18,167	$14,481	$3,686	25.5%
Capital structure costs	742	132	610	462.1%
Equity-based compensation	800	776	24	3.1%
Selling, general and administrative	$19,709	$15,389	$4,320	28.1%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $18.2 million for the twelve weeks ended March 22, 2016, an increase of $3.7 million, or 25.5%, compared to the twelve weeks ended March 24, 2015. This included increased costs of $1.4 million related to increased efforts associated with our initial compliance with Section 404(b) of the Sarbanes-Oxley Act (‘‘SOX 404(b)’’) and costs to centralize our administrative processes. We also incurred $1.2 million of higher ongoing support costs, including payroll and costs related to software agreements, as part of our compliance with SOX 404(b) and centralization of administrative processes. Additionally, incentive compensation increased $0.6 million due to timing and acquisition costs increased $0.4 million.

Capital structure costs included within selling, general and administrative expenses of $0.7 million and $0.1 million during the twelve weeks ended March 22, 2016 and March 24, 2015, respectively, were comprised of costs related to debt amendments to the credit agreement governing the Secured Credit Facilities.

Interest expense totaled $20.4 million and $16.1 million for the twelve weeks ended March 22, 2016 and March 24, 2015, respectively. The $4.3 million increase of interest expense is primarily comprised of an increase of $6.6 million in interest due to the issuance of the 2015 Senior Notes offset by a $2.8 million decrease in interest on the term loan facility due to a lower principal balance outstanding during the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015. Additionally, in conjunction with Amendment No. 9 to the Secured Credit Facilities, $0.5 million of unamortized debt issuance costs were written off in the twelve weeks ended March 22, 2016.

Income tax benefit for the twelve weeks ended March 22, 2016 increased $0.6 million compared to the twelve weeks ended March 24, 2015, and the effective tax rates were 40.0% and 53.5% for the twelve weeks ended March 22, 2016 and March 24, 2015, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended March 22, 2016 and March 24, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the twelve weeks ended March 22, 2016 and March 24, 2015:

	Twelve Weeks Ended
Consolidated Summary	March 22, 2016 (12 weeks)	March 24, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Total Revenue	$214,873	$202,072	$12,801	6.3%

Adjusted EBITDA:
Golf and Country Clubs	$50,140	$44,909	$5,231	11.6%
Business, Sports and Alumni Clubs	7,333	7,488	(155)	(2.1)%
Other	(15,407)	(13,530)	(1,877)	(13.9)%
Total Adjusted EBITDA (1)	$42,066	$38,867	$3,199	8.2%
_______________________________

(1)	See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended March 22, 2016 and the twelve weeks ended March 24, 2015. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	March 22, 2016 (12 weeks)	March 24, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$90,616	$87,185	$3,431	3.9%
Food and Beverage	32,381	29,689	2,692	9.1%
Golf Operations	29,500	28,603	897	3.1%
Other	12,602	12,494	108	0.9%
Revenue	$165,099	$157,971	$7,128	4.5%
Club operating costs and expenses exclusive of depreciation	$115,816	$112,791	$3,025	2.7%
Adjusted EBITDA	$49,283	$45,180	$4,103	9.1%
Adjusted EBITDA Margin	29.9%	28.6%	130 bps	4.5%

New or Acquired Clubs
Revenue	$7,718	$900	$6,818	NM
Club operating costs and expenses exclusive of depreciation	$6,861	$1,171	$5,690	NM
Adjusted EBITDA	$857	$(271)	$1,128	NM

Total Golf and Country Clubs
Revenue	$172,817	$158,871	$13,946	8.8%
Club operating costs and expenses exclusive of depreciation	$122,677	$113,962	$8,715	7.6%
Adjusted EBITDA	$50,140	$44,909	$5,231	11.6%
Adjusted EBITDA Margin	29.0%	28.3%	70 bps	2.5%

Total memberships, excluding managed club memberships	117,602	112,670	4,932	4.4%

Total revenue for same store golf and country clubs increased $7.1 million, or 4.5%, for the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015 due primarily to increases in same store dues, food and beverage revenue and golf operations revenue. Same store dues revenue increased $3.4 million, or 3.9%, due primarily to greater participation in the O.N.E. program and a rate increase in dues per same store average membership. Food and beverage revenue increased $2.7 million, or 9.1%, due primarily to a 7.5% increase in a la carte revenue and an 11.5% increase in private party revenue. Golf operations revenue increased $0.9 million, or 3.1%, due largely to higher cart fees as a result of good weather leading to more golf rounds.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $1.9 million, or 1.9%, for the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015. The increase is primarily related to higher variable operating costs and expenses, predominantly payroll expense, offset by a decrease in utilities expense. These operating costs, as a percentage of total same store club revenue, were 62.6% and 64.2% for the same periods, respectively.
Costs of food and beverage sales for same store golf and country clubs increased $1.1 million, or 9.9%, for the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015 due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 38.7% and 38.4% for the same periods, respectively.

Adjusted EBITDA for same store golf and country clubs increased $4.1 million, or 9.1%, for the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015, largely due to the increase in higher margin dues revenue and increased food and beverage revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for the twelve weeks ended March 22, 2016 increased 130 basis points over the twelve weeks ended March 24, 2015.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended March 22, 2016 and the twelve weeks ended March 24, 2015. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	March 22, 2016 (12 weeks)	March 24, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$19,311	$18,702	$609	3.3%
Food and Beverage	19,005	19,019	(14)	(0.1)%
Other	3,000	2,810	190	6.8%
Revenue	$41,316	$40,531	$785	1.9%
Club operating costs and expenses exclusive of depreciation	$34,005	$33,031	$974	2.9%
Adjusted EBITDA	$7,311	$7,500	$(189)	(2.5)%
Adjusted EBITDA Margin	17.7%	18.5%	(80) bps	(4.3)%

New or Acquired Clubs
Revenue	$25	$—	$25	NM
Club operating costs and expenses exclusive of depreciation	$3	$12	$(9)	NM
Adjusted EBITDA	$22	$(12)	$34	NM

Total Business, Sports and Alumni Clubs
Revenue	$41,341	$40,531	$810	2.0%
Club operating costs and expenses exclusive of depreciation	$34,008	$33,043	$965	2.9%
Adjusted EBITDA	$7,333	$7,488	$(155)	(2.1)%
Adjusted EBITDA Margin	17.7%	18.5%	(80) bps	(4.3)%

Total memberships, excluding managed club memberships	55,528	56,080	(552)	(1.0)%

Total revenues for same store business, sports and alumni clubs increased $0.8 million, or 1.9%, for the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015 primarily due to increases in same store dues revenue and other revenue. Dues revenue increased $0.6 million, or 3.3%, due primarily to an increase in upgrade dues related to the O.N.E program and a rate increase in dues per same store average membership.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs increased $0.8 million, or 3.0%, for the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015. The increase is largely due to a 2.6% increase in payroll and payroll related expenses. These operating costs, as a percentage of total same store club revenue, were 68.7% and 68.1% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $0.2 million, or 2.9%, for the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015. These costs, as a percentage of food and beverage revenues, were 29.5% and 28.7% for the same periods, respectively.

Adjusted EBITDA for same store business, sports and alumni clubs decreased $0.2 million, or 2.5%, for the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015, primarily due to higher payroll and payroll related expenses. Same store Adjusted EBITDA margin for the twelve weeks ended March 22, 2016 decreased 80 basis points compared to the twelve weeks ended March 24, 2015.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended March 22, 2016 and March 24, 2015.

	Twelve Weeks Ended
Other	March 22, 2016 (12 weeks)	March 24, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(15,407)	$(13,530)	$(1,877)	(13.9)%

Other Adjusted EBITDA decreased $1.9 million, or 13.9%, for the twelve weeks ended March 22, 2016 compared to the twelve weeks ended March 24, 2015 largely due to $1.2 million higher ongoing support costs, including payroll and costs related to software agreements, as part of our compliance with SOX 404(b) and centralization of administrative processes, and a $0.6 million increase in incentive compensation due to timing.

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

We anticipate that cash flows from operations will be our primary source of cash over the next twelve months. We believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, capital expenditures, debt service obligations, payment of a quarterly cash dividend pursuant to our dividend policy and stock repurchases. The payment of such quarterly dividends will be at the discretion of our Board of Directors. In the first quarter of fiscal year 2016, our Board of Directors authorized a repurchase of up to $50 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. We plan to use excess cash reserves, our revolving credit facility, proceeds from the issuance of debt or equity, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of March 22, 2016, cash and cash equivalents totaled $97.3 million and we had $145.0 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $242.3 million. As of April 21, 2016, we had $146.4 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $22.3 million and $40.5 million for the twelve weeks ended March 22, 2016 and March 24, 2015, respectively. The $18.2 million decrease in operating cash flows is due largely to a $19.7 million decrease due to changes in working capital primarily driven by timing of certain vendor payments and member billing cycles, a $4.1 million increase due to the change in other long-term liabilities and a decrease in earnings of approximately $3.1 million, after excluding the $0.6 million increase in income tax benefit and the $1.6 million increase in depreciation expense, both of which do not impact operating cash flows.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $26.8 million and $35.1 million for twelve weeks ended March 22, 2016 and March 24, 2015, respectively. The $8.3 million decrease in cash used in investing activities is primarily due to the $8.6 million decrease in cash used for the acquisition of clubs.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $14.7 million and $7.9 million for twelve weeks ended March 22, 2016 and March 24, 2015, respectively. We did not borrow under our revolving credit facility during the twelve weeks ended March 22, 2016, while we borrowed $6.0 million under our revolving credit facility during the twelve weeks ended March 24, 2015. We made scheduled debt repayments of $4.7 million during the twelve weeks ended March 22, 2016, which was a $0.7 million increase from the $4.0 million of scheduled debt repayments made during the twelve weeks ended March 24, 2015. Additionally, we paid $0.9 million and $0.2 million for debt issuance and modification costs in the twelve weeks ended March 22, 2016 and March 24, 2015, respectively, related primarily to amendments to the credit agreement governing the Secured Credit Facilities.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties and invest in our information technology systems. For the twelve weeks ended March 22, 2016 and March 24, 2015, we spent approximately $11.5 million and $9.6 million, respectively, in capitalized costs to maintain our existing properties and invest in our information technology systems. During the remainder of fiscal year 2016, we anticipate spending approximately $44.9 million in maintenance capital, including $29.6 million to maintain our existing facilities and $15.3 million to invest in our information technology systems.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding totaled approximately $15.4 million and $26.5 million for the twelve weeks ended March 22, 2016 and March 24, 2015, respectively, including acquisitions of $6.6 million and $15.2 million. We anticipate spending approximately $35.5 million on reinvention and expansion projects during the remainder fiscal year 2016, including capital associated with recently acquired clubs, but excluding any potential future acquisitions and reinvention and expansion projects related to such acquisitions.

Future discretionary capital spending amounts may increase or decrease as a result of a variety of factors, including but not limited to those described in Item 1A. Risk Factors of our 2015 Annual Report, such as the identification of additional acquisitions or expansion opportunities that fit our strategy to expand the business.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015 and 2016. As of April 21, 2016, the Secured Credit Facilities are comprised of (i) a $675.0 million term loan facility and (ii) a revolving credit facility with capacity of $175.0 million and $146.4 million available for borrowing after deducting $28.6 million of standby letters of credit. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as the Senior Secured Leverage Ratio does not exceed 3.50:1.00.

As of April 21, 2016, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is December 15, 2022.

As of April 21, 2016, the revolving credit commitments mature on January 25, 2021 and bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to the Senior Secured Leverage Ratio and the Total Leverage Ratio. The Senior Secured Leverage Ratio is defined as the ratio of Operations’ Consolidated Senior Secured Debt (exclusive of the 2015 Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in in Note 12 of our consolidated condensed financial statements included elsewhere herein) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations’ Consolidated Total Debt (including the 2015 Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain the Senior Secured Leverage Ratio no greater than 4.50:1.00 and a Total Leverage Ratio of no greater than 5.75:1.00 as of the end of each fiscal quarter.

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

As of March 22, 2016, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Senior Secured Leverage Ratio and the Total Leverage Ratio on a rolling four quarter basis through March 22, 2016:

	Four Quarters Ended
	March 22, 2016
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$237,826
Pro Forma Consolidated Total Debt (2)	1,057,760
Pro Forma Consolidated Senior Secured Debt (2)	707,760

Total Leverage Ratio	4.45	x
Senior Secured Leverage Ratio	2.98	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended March 22, 2016:

Four Quarters Ended
March 22, 2016
(in thousands)
Adjusted EBITDA (a)	$236,692
Pro forma adjustment - acquisitions (b)	1,134
Pro Forma Adjusted EBITDA	$237,826

(a)
See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and “Basis of Presentation—EBITDA and Adjusted EBITDA” for a reconciliation of net loss to Adjusted EBITDA.

(b)	The pro forma adjustment gives effect to all acquisitions in the four quarters ended March 22, 2016 as though they had been consummated on the first day of the second quarter of fiscal year 2015.

(2)	The reconciliation of total debt to Pro Forma Consolidated Total Debt and Pro Forma Consolidated Senior Secured Debt is as follows:

As of March 22, 2016
(in thousands)
Total debt (excluding loan discount and loan origination fees)	$1,118,046
Outstanding letters of credit	29,973
Uncollateralized surety bonds	6,578
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(85,000)
Pro Forma Consolidated Total Debt	$1,057,760

Unsecured 2015 Senior Notes (excluding loan origination fees)	(350,000)
Pro Forma Consolidated Senior Secured Debt	$707,760
_______________________

(a)	Represents an adjustment reducing total debt by the lesser of Operations’ unrestricted cash or $85.0 million.

2015 Senior Notes—On December 15, 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. Interest on the 2015 Senior Notes accrues at the rate of 8.25% per annum and is payable semiannually in arrears on June 15 and December 15.

The 2015 Senior Notes are guaranteed on a full and unconditional basis by each Guarantor (other than Operations’ Parent) that guarantees our obligations under the credit agreement governing the Secured Credit Facilities. As of March 22, 2016, Operations and the Guarantors accounted for approximately 93% of Holdings’ combined total assets, excluding intercompany items, and accounted for approximately 89% of outstanding total liabilities, including trade payables, all of which are structurally senior to the 2015 Senior Notes. For the twelve weeks ended March 22, 2016, Operations and the guarantors accounted for approximately 92% of Holdings’ revenues and approximately 87% of Holdings’ operating income, excluding selling, general and administrative expenses.

Other Debt—As of March 22, 2016, other debt and capital leases totaled $93.0 million, including $11.8 million of notes payable related to certain Non-Core Development Entities and $43.5 million in capital leases.
The following table summarizes the components of our interest expense for the twelve weeks ended March 22, 2016:

Twelve Weeks Ended
March 22, 2016
(in thousands)
Interest expense related to:
Interest related to funded debt (1)	$14,164
Capital leases and other indebtedness (2)	398
Amortization of debt issuance costs and term loan discount	1,101
Notes payable related to certain Non-Core Development Entities	245
Accretion of discount on member deposits	4,512
Total Interest expense	$20,420
_______________________

(1)
Interest expense related to funded debt includes interest on the facilities and borrowings under the Secured Credit Facilities, the 2015 Senior Notes, the Stonebriar / Monarch Loan and mortgage loans with Atlantic Capital Bank and BancFirst.

(2)	Includes interest expense on capital leases and other indebtedness, offset by capitalized interest.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of March 22, 2016. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2015 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of March 22, 2016, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) a 4.25% “Floor” or (ii) an elected LIBOR plus a margin of 3.25%. Therefore, the term loan facility is effectively subject to a 4.25% Floor until LIBOR exceeds 1.0%. As of April 21, 2016, the three month LIBOR was 0.64%. A hypothetical 0.5% increase in LIBOR would result in a $0.9 million increase in annual interest expense.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and two business club in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated condensed financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the twelve weeks ended March 22, 2016.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the twelve weeks ended March 22, 2016 totaled approximately $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of the Exchange Act) as of March 22, 2016. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 22, 2016.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 22, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2015 Annual Report filed with the SEC on February 29, 2016, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On February 24, 2016, we announced that our Board of Directors authorized a repurchase of up to $50 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 22, 2016, no shares had been purchased under the plan.

The following table contains information about our purchases of equity securities registered under Section 12(b) of the Exchange Act during the twelve weeks ended March 22, 2016.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2015 - January 26, 2016	9,990	$14.76	—	—
January 27, 2016 - February 23, 2016	19,531	$10.62	—	—
February 24, 2016 - March 22, 2016	—	—	—	50,000,000
Total	29,521		—
______________________

(1)	Represents shares purchased from employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.

(2)	From March 23, 2016 to April 21, 2016, we purchased 14,683 shares under the share repurchase plan at an average price paid per share of $12.13.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed below are incorporated herein by reference to prior filings by Registrant or its affiliates or are included as exhibits in this Quarterly Report on Form 10-Q.

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
Severance Payment and Release Agreement, dated January 7, 2016, between James Walters and ClubCorp USA, Inc., an indirect subsidiary of ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on January 8, 2016)

10.2
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

10.3	†
Form of Adjusted EBITDA-Based Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.34 on Form 10-K filed by ClubCorp Holdings, Inc. on February 29, 2016)

10.4	†	2016 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.35 on Form 10-K filed by ClubCorp Holdings, Inc. on February 29, 2016)
10.5	†
Form of Adjusted EBITDA-Based Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.36 on Form 10-K/A filed by ClubCorp Holdings, Inc. on March 30, 2016)

11		Statement of Computation of Per Share Earnings (Included in Part I, Item 2: “Financial Statements” of this quarterly report on Form 10-Q.)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 22, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations for the twelve weeks ended March 22, 2016 and March 24, 2015; (ii) Consolidated condensed statements of comprehensive loss for the twelve weeks ended March 22, 2016 and March 24, 2015; (iii) Consolidated condensed balance sheets as of March 22, 2016 and December 29, 2015; (iv) Consolidated condensed statements of cash flows for the twelve weeks ended March 22, 2016 and March 24, 2015; (v) Consolidated condensed statements of changes in equity for the twelve weeks ended March 22, 2016 and March 24, 2015 and (vi) Notes to the consolidated condensed financial statements.

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

Date:	April 27, 2016	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	April 27, 2016	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)