Form 10-Q
period 2016-06-14
ClubCorp Holdings, Inc.
filed 2016-07-14
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 14, 2016.

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

As of July 7, 2016, the registrant had 65,560,277 shares of common stock outstanding, with a par value of $0.01.

PART I

ITEM 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Twelve and Twenty-Four Weeks Ended June 14, 2016 and June 16, 2015

(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2016	June 16, 2015	June 14, 2016	June 16, 2015
REVENUES:
Club operations	$189,203	$184,812	$349,892	$337,261
Food and beverage	78,941	77,934	131,797	126,683
Other revenues	830	1,001	2,158	1,875
Total revenues	268,974	263,747	483,847	465,819

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	170,157	169,587	312,511	306,232
Cost of food and beverage sales exclusive of depreciation	25,498	25,124	44,338	42,126
Depreciation and amortization	24,355	24,241	48,569	47,054
Provision for doubtful accounts	704	444	1,084	503
Loss on disposals of assets	2,738	6,502	5,655	9,722
Impairment of assets	500	1,014	500	1,070
Equity in (earnings) loss from unconsolidated ventures	(2,118)	423	(2,103)	455
Selling, general and administrative	17,501	19,232	37,210	34,621
OPERATING INCOME	29,639	17,180	36,083	24,036

Interest and investment income	127	1,594	253	1,677
Interest expense	(19,938)	(16,286)	(40,358)	(32,417)
INCOME (LOSS) BEFORE INCOME TAXES	9,828	2,488	(4,022)	(6,704)
INCOME TAX (EXPENSE) BENEFIT	(4,078)	(2,711)	1,459	2,205
NET INCOME (LOSS)	5,750	(223)	(2,563)	(4,499)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(171)	27	(272)	81
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$5,579	$(196)	$(2,835)	$(4,418)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,518	64,392	64,496	64,324
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,556	64,392	64,496	64,324

INCOME (LOSS) PER COMMON SHARE:
Net income (loss) attributable to ClubCorp, Basic	$0.08	$—	$(0.05)	$(0.07)
Net income (loss) attributable to ClubCorp, Diluted	$0.08	$—	$(0.05)	$(0.07)

Cash dividends declared per common share	$0.13	$—	$0.26	$0.13

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

For the Twelve and Twenty-Four Weeks Ended June 14, 2016 and June 16, 2015

(In thousands of dollars)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2016	June 16, 2015	June 14, 2016	June 16, 2015
NET INCOME (LOSS)	$5,750	$(223)	$(2,563)	$(4,499)
Foreign currency translation	(779)	(664)	(860)	(1,267)
OTHER COMPREHENSIVE LOSS	(779)	(664)	(860)	(1,267)
COMPREHENSIVE INCOME (LOSS)	4,971	(887)	(3,423)	(5,766)
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(171)	27	(272)	81
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$4,800	$(860)	$(3,695)	$(5,685)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of June 14, 2016 and December 29, 2015

(In thousands of dollars, except share and per share amounts)

	June 14, 2016	December 29, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,607	$116,347
Receivables, net of allowances of $5,243 and $5,509 at June 14, 2016 and December 29, 2015, respectively	100,425	68,671
Inventories	25,354	20,929
Prepaids and other assets	22,690	19,907
Total current assets	253,076	225,854
Investments	3,084	3,005
Property and equipment, net (includes $9,261 and $9,245 related to VIEs at June 14, 2016 and December 29, 2015, respectively)	1,544,570	1,534,520
Notes receivable, net of allowances of $621 and $805 at June 14, 2016 and December 29, 2015, respectively	7,722	7,448
Goodwill	312,811	312,811
Intangibles, net	30,257	31,252
Other assets	16,544	16,634
Long-term deferred tax asset	3,727	3,727
TOTAL ASSETS	$2,171,791	$2,135,251

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,667	$20,414
Membership initiation deposits - current portion	160,516	152,996
Accounts payable	38,401	39,487
Accrued expenses	52,719	37,441
Accrued taxes	10,449	15,473
Other liabilities	100,876	69,192
Total current liabilities	383,628	335,003
Long-term debt (includes $13,028 and $13,026 related to VIEs at June 14, 2016 and December 29, 2015, respectively)	1,081,001	1,079,320
Membership initiation deposits	205,007	204,305
Deferred tax liability, net	210,325	214,184
Other liabilities (includes $23,792 and $23,312 related to VIEs at June 14, 2016 and December 29, 2015, respectively)	129,643	123,657
Total liabilities	2,009,604	1,956,469
Commitments and contingencies (See Note 15)

EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 65,567,295 and 64,740,736 issued and outstanding at June 14, 2016 and December 29, 2015, respectively	655	647
Additional paid-in capital	248,858	263,921
Accumulated other comprehensive loss	(8,109)	(7,249)
Accumulated deficit	(88,672)	(88,955)
Treasury stock, at cost (104,325 shares at June 14, 2016)	(1,235)	—
Total stockholders’ equity	151,497	168,364
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,690	10,418
Total equity	162,187	178,782
TOTAL LIABILITIES AND EQUITY	$2,171,791	$2,135,251

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twenty-Four Weeks Ended June 14, 2016 and June 16, 2015

(In thousands of dollars)

	Twenty-Four Weeks Ended
	June 14, 2016	June 16, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,563)	$(4,499)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	47,490	45,673
Amortization	1,079	1,381
Asset impairments	500	1,070
Bad debt expense	1,084	515
Equity in (earnings) loss from unconsolidated ventures	(2,103)	455
Gain on investment in unconsolidated ventures	—	(1,475)
Distribution from investment in unconsolidated ventures	1,524	1,980
Loss on disposals of assets	5,655	9,722
Debt issuance costs and term loan discount	2,620	2,657
Accretion of discount on member deposits	9,127	9,261
Equity-based compensation	3,000	2,215
Net change in deferred tax assets and liabilities	(1,544)	(4,032)
Net change in prepaid expenses and other assets	(6,975)	(8,474)
Net change in receivables and membership notes	(26,010)	(15,779)
Net change in accounts payable and accrued liabilities	13,824	3,140
Net change in other current liabilities	25,198	23,038
Net change in other long-term liabilities	(1,670)	(4,851)
Net cash provided by operating activities	70,236	61,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,031)	(50,949)
Acquisition of clubs	(6,600)	(55,877)
Proceeds from dispositions	24	576
Proceeds from insurance	471	—
Net change in restricted cash and capital reserve funds	(180)	(14)
Net cash used in investing activities	(53,316)	(106,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(8,755)	(7,626)
Proceeds from revolving credit facility borrowings	—	47,000
Debt issuance and modification costs	(1,093)	(1,506)
Dividends to owners	(16,979)	(16,784)
Repurchases of common stock	(1,235)	—
Share repurchases for tax withholdings related to certain equity-based awards	(226)	—
Distributions to noncontrolling interest	—	(1,071)
Proceeds from new membership initiation deposits	72	330
Repayments of membership initiation deposits	(1,013)	(638)
Net cash (used in) provided by financing activities	(29,229)	19,705
EFFECT OF EXCHANGE RATE CHANGES ON CASH	569	(97)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,740)	(24,659)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	116,347	75,047
CASH AND CASH EQUIVALENTS - END OF PERIOD	$104,607	$50,388
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,700	$26,285
Cash paid for income taxes	$3,046	$4,365
Non-cash investing and financing activities are as follows:
Capital lease	$9,611	$12,258

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twenty-Four Weeks Ended June 14, 2016 and June 16, 2015

(In thousands of dollars, except share & per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Subsidiaries	Total
	Shares	Amount				Shares	Amount
BALANCE - December 30, 2014	64,443,332	$644	$293,006	$(4,290)	$(79,443)	—	$—	$10,942	$220,859
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	288,680	3	(3)	—	—	—	—	—	—
Dividends to owners declared	—	—	(8,399)	—	—	—	—	—	(8,399)
Equity-based compensation expense	—	—	2,215	—	—	—	—	—	2,215
Net loss	—	—	—	—	(4,418)	—	—	(81)	(4,499)
Other comprehensive loss	—	—	—	(1,267)	—	—	—	—	(1,267)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,071)	(1,071)
BALANCE - June 16, 2015	64,732,012	$647	$286,819	$(5,557)	$(83,861)	—	$—	$9,790	$207,838

BALANCE - December 29, 2015	64,740,736	$647	$263,921	$(7,249)	$(88,955)	—	$—	$10,418	$178,782
Cumulative effect adjustment from adoption of accounting guidance	—	—	(803)	—	3,118	—	—	—	2,315
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	826,559	8	(234)	—	—	—	—	—	(226)
Dividends to owners declared	—	—	(17,026)	—	—	—	—	—	(17,026)
Equity-based compensation expense	—	—	3,000	—	—	—	—	—	3,000
Net (loss) income	—	—	—	—	(2,835)	—	—	272	(2,563)
Other comprehensive loss	—	—	—	(860)	—	—	—	—	(860)
Repurchase of common stock	—	—	—	—	—	(104,325)	(1,235)	—	(1,235)
BALANCE - June 14, 2016	65,567,295	$655	$248,858	$(8,109)	$(88,672)	(104,325)	$(1,235)	$10,690	$162,187

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

As of June 14, 2016, we own, lease or operate through joint ventures 150 golf and country clubs and manage ten golf and country clubs. Likewise, we own, lease or operate through a joint venture 45 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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

Investments in certain unconsolidated affiliates are accounted for by the equity method. See Note 4.
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

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated condensed financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During the twenty-four weeks ended June 14, 2016 and June 16, 2015, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated condensed statements of operations were $3.2 million and $3.2 million for the twelve weeks ended June 14, 2016 and June 16, 2015, respectively, and $6.6 million and $6.2 million for the twenty-four weeks ended June 14, 2016 and June 16, 2015, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-9 (“ASU 2014-9”), Revenue from Contracts with Customers. ASU 2014-9 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 which deferred the effective date of ASU 2014-9 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued Accounting Standards Update No. 2016-8 (“ASU 2016-8”) which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-9. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 (“ASU 2016-10”) which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-9. In May 2016, the FASB issued Accounting Standards Update No. 2016-12 (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-9. We are still evaluating the impact that our adoption of ASU 2014-9, ASU 2016-8, ASU 2016-10 and ASU 2016-12 will have on our consolidated financial position and results of operations.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on its consolidated financial position and results of operations.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.7 million collateralized by assets of the entity totaling $4.2 million as of June 14, 2016. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of June 14, 2016 total $4.6 million compared to recorded assets of $7.0 million. The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $12.1 million and $11.3 million at June 14, 2016 and December 29, 2015, respectively.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of June 14, 2016 and December 29, 2015, net of intercompany amounts:

	June 14, 2016	December 29, 2015
Current assets	$1,972	$1,201
Fixed assets, net	9,261	9,245
Other assets	841	839
Total assets	$12,074	$11,285

Current liabilities	$1,588	$1,228
Long-term debt	13,028	13,026
Other long-term liabilities	24,319	23,817
Noncontrolling interest	5,540	5,619
Company capital	(32,401)	(32,405)
Total liabilities and equity	$12,074	$11,285

4. INVESTMENTS

We have an equity method investment in one active golf and country club joint venture with a carrying value of $0.5 million and $0.5 million at June 14, 2016 and December 29, 2015, respectively. Our share of earnings in the equity investment is included in equity in (earnings) loss from unconsolidated ventures in the consolidated condensed statements of operations.

We also have an equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $2.6 million and $2.0 million at June 14, 2016 and December 29, 2015, respectively. Our share of earnings in the equity investment is included in equity in (earnings) loss from unconsolidated ventures in the consolidated condensed statements of operations. Additionally, we recognized $1.5 million of return on our equity investment in Avendra within interest and investment income during the twelve and twenty-four weeks ended June 16, 2015. No return on our equity investment in Avendra was recorded during the twelve and twenty-four weeks ended June 14, 2016. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of our consolidated condensed statements of cash flows.

We also have contractual agreements with the Avendra joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $2.9 million during the twelve and twenty-four weeks ended June 14, 2016 and $2.5 million during the twelve and twenty-four weeks ended June 16, 2015.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations and loan origination fees, as follows, as of June 14, 2016 and December 29, 2015:

	June 14, 2016		December 29, 2015
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$1,019,824	$1,024,094	$1,019,511	$1,020,625
Level 3	49,121	39,987	49,952	40,794
Total	$1,068,945	$1,064,081	$1,069,463	$1,061,419
______________________

(1)
The recorded value for Level 2 Debt is presented net of the $5.2 million and $5.5 million discount as of June 14, 2016 and December 29, 2015, respectively, on the Secured Credit Facilities, as defined in Note 9.

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

The carrying value of financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of June 14, 2016 and December 29, 2015.

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

Property and Equipment—There were no impairments recorded during the twelve and twenty-four weeks ended June 14, 2016. We recognized impairment losses of $1.0 million during the twelve and twenty-four weeks ended June 16, 2015, to adjust the carrying amount of certain property and equipment to its fair value of $0.7 million due to continued and projected negative operating results at those clubs as well as changes in the expected holding period of certain fixed assets. The valuation methods used to determine fair value included an evaluation of the sales price of comparable real estate properties, a sales comparison approach, an analysis of discounted future cash flows using a risk-adjusted discount rate, an income approach, and consideration of historical cost adjusted for economic obsolescence, a cost approach. The fair value calculations associated with these valuations are classified as Level 3 measurements.

Other Assets—We evaluate our other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. We recognized an impairment loss to a cost method investment of $0.5 million during the twelve and twenty-four weeks ended June 14, 2016, to adjust the carrying amount of the investment to its fair value of zero.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at June 14, 2016 and December 29, 2015:

	June 14, 2016	December 29, 2015
Land and non-depreciable land improvements	$602,520	$600,819
Depreciable land improvements	486,689	478,352
Buildings and recreational facilities	522,282	511,124
Machinery and equipment	277,504	264,129
Leasehold improvements	112,910	111,184
Furniture and fixtures	102,713	97,459
Construction in progress	18,981	13,413
	2,123,599	2,076,480
Accumulated depreciation	(579,029)	(541,960)
Total	$1,544,570	$1,534,520

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at June 14, 2016 and December 29, 2015:

		June 14, 2016			December 29, 2015
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,152		2,152	2,068		2,068
Intangible assets with finite lives:
Member Relationships	3-7 years	2,866	$(2,205)	661	2,866	$(1,907)	959
Management Contracts	1-10 years	3,959	(1,305)	2,654	3,959	(988)	2,971
Trade names	2 years	$—	$—	$—	$1,100	$(636)	$464
Total		$33,767	$(3,510)	$30,257	$34,783	$(3,531)	$31,252

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible asset amortization expense was $0.5 million and $0.7 million for the twelve weeks ended June 14, 2016 and June 16, 2015, respectively, and $1.1 million and $1.4 million for the twenty-four weeks ended June 14, 2016 and June 16, 2015, respectively. There were no material impairments recorded during the twelve and twenty-four weeks ended June 14, 2016 and June 16, 2015. We retired fully amortized trade name intangible assets and the related amortization of $1.1 million during the twelve and twenty-four weeks ended June 14, 2016.

For each of the five years subsequent to 2015 and thereafter the amortization expense is expected to be as follows:

Year	Amount
Remainder of 2016	$718
2017	761
2018	629
2019	383
2020	239
Thereafter	585
Total	$3,315

Goodwill—The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 29, 2015	$167,460	$145,351	$312,811
June 14, 2016	$167,460	$145,351	$312,811

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at June 14, 2016 and December 29, 2015:

	June 14, 2016	December 29, 2015
Accrued compensation	$24,500	$27,247
Accrued interest	20,922	2,618
Other accrued expenses	7,297	7,576
Total accrued expenses	$52,719	$37,441

Taxes payable other than federal income taxes (1)	$10,449	$15,473
Total accrued taxes	$10,449	$15,473

Advance event and other deposits	$33,632	$18,708
Unearned dues	31,043	14,225
Deferred membership revenues	12,192	12,175
Insurance reserves	11,414	11,317
Dividends to owners declared, but unpaid	8,583	8,467
Other current liabilities	4,012	4,300
Total other current liabilities	$100,876	$69,192
______________________

(1)	We had no federal income taxes payable as of June 14, 2016 and December 29, 2015.

Other long-term liabilities consist of the following at June 14, 2016 and December 29, 2015:

	June 14, 2016	December 29, 2015
Uncertain tax positions	$7,253	$7,343
Deferred membership revenues	46,028	45,960
Casualty insurance loss reserves - long term portion	15,872	14,659
Above market lease intangibles	305	352
Deferred rent	33,614	29,250
Accrued interest on notes payable related to Non-Core Development Entities	23,726	23,236
Other	2,845	2,857
Total other long-term liabilities	$129,643	$123,657

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014 and 2015. On January 25, 2016, Operations entered into a ninth amendment to the credit agreement to replace the existing revolving credit facility with a new revolving credit facility, with a capacity of $175.0 million, maturing on January 25, 2021. As of June 14, 2016, the Secured Credit Facilities are comprised of (i) a $675.0 million term loan facility, and (ii) a revolving credit facility with capacity of $175.0 million and $145.0 million available for borrowing, after deducting $30.0 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.50:1.00.

As of June 14, 2016, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is December 15, 2022.

As of June 14, 2016, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to limitations on the Senior Secured Leverage Ratio and a total leverage ratio (the “Total Leverage Ratio”). The Senior Secured Leverage Ratio is defined as the ratio of Operations’ Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in Note 12) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations’ Consolidated Total Debt (including the Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain a Senior Secured Leverage Ratio no greater than 4.50:1.00 and a Total Leverage Ratio of no greater than 5.75:1.00 as of the end of each fiscal quarter. As of June 14, 2016, Operations’ Senior Secured Leverage Ratio was 2.95:1.00 and the Total Leverage ratio was 4.41:1.00.

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

2015 Senior Notes

On December 15, 2015, Operations issued $350.0 million of senior notes (the “2015 Senior Notes”), maturing December 15, 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to repay amounts outstanding under the Secured Credit Facilities in connection with the eighth amendment to the credit agreement on December 15, 2015. Interest on the 2015 Senior Notes accrues at a fixed rate of 8.25% per annum. The 2015 Senior Notes are also guaranteed by the Guarantors (other than Operations’ Parent) on a full and unconditional basis.

Notes payable related to certain Non-Core Development Entities

In 1994 and 1995, we issued notes payable to finance a VIE related to our Non-Core Development Entities. The notes and accrued interest are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

Mortgage Loans

Stonebriar / Monarch Loan—In July 2008, we entered into a secured mortgage loan with General Electric Capital Corporation for $32.0 million (the “Stonebriar / Monarch Loan”). Effective November 30, 2015, the maturity date is November 2016 with one twelve month option to extend the maturity date through November 2017, upon satisfaction of certain conditions of the loan agreement. On June 11, 2015, we were notified that the Stonebriar / Monarch Loan was assigned to an affiliate of Blackstone Mortgage Trust, Inc. As of June 14, 2016, we expected to meet the required conditions and currently intend to extend the maturity date to November 2017.

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

Long-term borrowings and lease commitments as of June 14, 2016 and December 29, 2015, are summarized below:

	June 14, 2016		December 29, 2015
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

2015 Senior Notes	$350,000	8.25%	$350,000	8.25%	Fixed	2023
Secured Credit Facilities
Term Loan, gross of discount	675,000	4.25%	675,000	4.25%	Greater of (i) 4.25% or (ii) an elected LIBOR + 3.25%	2022
Revolving Credit Borrowings - ($175,000 capacity) (1)	—	3.44%	—	3.42%	LIBOR plus a margin of 3.0%	2021
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Mortgage Loans
Stonebriar / Monarch Loan	28,798	6.00%	29,112	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Atlantic Capital Bank	3,093	4.50%	3,173	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2020
BancFirst	3,599	4.50%	3,842	4.50%	Greater of (i) 4.5% or (ii) prime rate	2016
Other indebtedness	1,794	4.75% - 6.00%	1,988	4.75% - 6.00%	Fixed	Various
	1,074,121		1,074,952
Capital leases	44,864		43,271
Total obligation	1,118,985		1,118,223
Less net loan origination fees included in long-term debt	(12,141)		(13,000)
Less current portion	(20,667)		(20,414)
Less discount on the Secured Credit Facilities’ Term Loan	(5,176)		(5,489)
Long-term debt	$1,081,001		$1,079,320
______________________

(1)
As of June 14, 2016, the revolving credit facility had capacity of $175.0 million, which was reduced by the $30.0 million of standby letters of credit outstanding, leaving $145.0 million available for borrowing.

(2)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2015 and thereafter is as follows. This table reflects the contractual maturity dates as of June 14, 2016.

Year	Debt	Capital Leases	Total
Remainder of 2016	$4,143	$9,376	$13,519
2017	28,957	14,901	43,858
2018	490	11,481	11,971
2019	426	6,671	7,097
2020	2,630	2,193	4,823
Thereafter	1,037,475	242	1,037,717
Total	$1,074,121	$44,864	$1,118,985

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

Our annual effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes. Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve and twenty-four weeks ended June 14, 2016 was 41.5% and 36.3%, respectively, compared to 108.9% and 32.9% for the twelve and twenty-four weeks ended June 16, 2015, respectively. For the twelve and twenty-four weeks ended June 14, 2016 and June 16, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

We are currently under audit by state income tax authorities. We have received multiple assessments related to such audits and have an immaterial amount recorded within our state income tax payable as of June 14, 2016.

As of June 14, 2016, tax years 2010 - 2015 remain open under statute for U.S. federal and most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general, tax years 2009 through 2015 remain open under statute; although certain prior years are also open as a result of the tax proceedings described below.

As of June 14, 2016 and December 29, 2015, we have recorded $7.3 million and $7.3 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $2.6 million and $2.3 million, respectively, which are included in other liabilities in the consolidated condensed balance sheets. If we were to prevail on all uncertain tax positions recorded as of June 14, 2016, the net effect would be an income tax benefit of approximately $4.6 million, exclusive of any benefits related to interest and penalties.

In addition, certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.2 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of June 14, 2016.

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

During the twenty-four weeks ended June 14, 2016, one management agreement with Jefferson Lakeside Country Club, a private country club located in Richmond, Virginia, was terminated. Additionally, we closed Greenspoint Club, a business and sports club we owned which was located in Houston, Texas. No material gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. The acquisition adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain certain covenants which are based upon specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. The pro forma impact gives effect to all acquisitions in the four quarters ended June 14, 2016 as though they had been consummated on the first day of the third quarter of fiscal year 2015.

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

The table below shows summarized financial information by segment for the twelve and twenty-four weeks ended June 14, 2016 and June 16, 2015:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2016	June 16, 2015	June 14, 2016	June 16, 2015
Golf and Country Clubs
Revenues (1)	$219,837	$213,163	$392,654	$372,034
Adjusted EBITDA	66,121	61,618	116,261	106,527

Business, Sports and Alumni Clubs
Revenues (1)	$46,513	$45,527	$87,854	$86,058
Adjusted EBITDA	10,539	9,215	17,872	16,703

Other
Revenues	$5,694	$5,332	$9,507	$8,703
Adjusted EBITDA	(13,402)	(10,732)	(28,809)	(24,262)

Elimination of intersegment revenues and segment reporting adjustments	$(3,070)	$(3,384)	$(6,168)	$(6,801)
Revenues relating to divested clubs (2)	—	3,109	—	5,825

Total
Revenues	$268,974	$263,747	$483,847	$465,819
Adjusted EBITDA	63,258	60,101	105,324	98,968
______________________

(1)
Includes segment reporting adjustments representing estimated deferred revenue, calculated using current membership life estimates, related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 and the acquisition of Sequoia Golf on September 30, 2014.

(2)	When clubs are divested, the associated revenues are excluded from segment results for all periods presented.

	As of
Total Assets	June 14, 2016	December 29, 2015
Golf and Country Clubs	$1,598,229	$1,554,448
Business, Sports and Alumni Clubs	95,984	89,823
Other	477,578	490,980
Consolidated	$2,171,791	$2,135,251

The following table presents revenue by product type:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2016	June 16, 2015	June 14, 2016	June 16, 2015
Revenues by Type
Dues	$120,053	$113,597	$236,171	$221,602
Food and beverage	78,941	77,934	131,797	126,683
Golf	48,650	49,225	74,924	74,099
Other	21,330	22,991	40,955	43,435
Total	$268,974	$263,747	$483,847	$465,819

The table below provides a reconciliation of our net loss to Adjusted EBITDA for the twelve and twenty-four weeks ended June 14, 2016, and June 16, 2015:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2016	June 16, 2015	June 14, 2016	June 16, 2015
Net income (loss)	$5,750	$(223)	$(2,563)	$(4,499)
Interest expense	19,938	16,286	40,358	32,417
Income tax expense (benefit)	4,078	2,711	(1,459)	(2,205)
Interest and investment income	(127)	(1,594)	(253)	(1,677)
Depreciation and amortization	24,355	24,241	48,569	47,054
EBITDA	$53,994	$41,421	$84,652	$71,090
Impairments and disposition of assets (1)	3,238	7,516	6,155	10,792
Loss from divested clubs (2)	21	115	555	120
Non-cash adjustments (3)	(842)	463	(379)	926
Acquisition related costs (4)	257	1,869	943	2,859
Capital structure costs (5)	208	1,219	950	1,351
Centralization and transformation costs (6)	2,061	2,028	4,479	3,303
Other adjustments (7)	1,185	2,639	2,271	2,752
Equity-based compensation expense (8)	1,830	1,113	3,000	2,215
Acquisition adjustment (9)	1,306	1,718	2,698	3,560
Adjusted EBITDA	$63,258	$60,101	$105,324	$98,968
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

(6)
Includes fees and expenses associated with initial compliance with Section 404(b) of the Sarbanes-Oxley Act, which were primarily incurred in fiscal year 2015 and the twelve weeks ended March 22, 2016, and related centralization and transformation of administrative processes, finance processes and related IT systems.

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

(9)
Represents estimated deferred revenue, calculated using current membership life estimates, related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 and the acquisition of Sequoia Golf (“Sequoia Golf”) on September 30, 2014.

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
Presented below is basic and diluted EPS for the twelve and twenty-four weeks ended June 14, 2016 and June 16, 2015 (in thousands, except per share amounts):

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 14, 2016		June 16, 2015		June 14, 2016		June 16, 2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share	$5,450	$5,450	$(196)	$(196)	$(3,093)	$(3,093)	$(4,418)	$(4,418)
Weighted-average shares outstanding	64,518	64,518	64,392	64,392	64,496	64,496	64,324	64,324
Effect of dilutive equity-based awards	—	38	—	—	—	—	—	—
Total Shares	64,518	64,556	64,392	64,392	64,496	64,496	64,324	64,324
Net income (loss) attributable to ClubCorp per share	$0.08	$0.08	$—	$—	$(0.05)	$(0.05)	$(0.07)	$(0.07)
The basis for the numerator for earnings per share is Net income (loss) attributable to ClubCorp. The numerator was adjusted by $0.1 million and $0.3 million for the dividends allocated to participating securities during the twelve and twenty-four weeks ended June 14, 2016, respectively. There were no material dividends allocated to participating securities during the twelve and twenty-four weeks ended June 16, 2015.

Potential common shares are excluded from the calculation of diluted EPS when the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. For the twenty-four weeks ended June 14, 2016 there are less than 0.1 million potential common shares excluded from the calculation of diluted EPS. For the twelve and twenty-four weeks ended June 16, 2015 there are 0.2 million and 0.3 million potential common shares excluded from the calculation of diluted EPS, respectively.

14. EQUITY
Equity-Based Awards—We have granted equity-based awards to employees and non-employee directors in the form of restricted stock awards (“RSAs”), which restrictions will be removed upon satisfaction of time-based vesting requirements, subject to the holder remaining in continued service with us. We have also granted performance restricted stock units (“PSUs”) and “Adjusted EBITDA-Based PSUs”, both of which will convert into shares of our common stock upon satisfaction of (i) time-based vesting requirements and (ii) the applicable performance-based requirements subject to the holder remaining in continued service with us. The number of awards under the PSU and Adjusted EBITDA-Based PSU grants represents the target number of such units that may be earned. The PSU awards performance-based requirements are measured based on Holdings’ total shareholder return over the applicable performance periods compared with a peer group. The Adjusted EBITDA-Based PSU awards vest upon the achievement by the 2017 Same Store Clubs (as defined in the form of award), on a consolidated basis, of a specified level of Adjusted EBITDA for fiscal year 2018. We measure the cost of services rendered in exchange for equity-based awards based upon the grant date fair market value of the respective equity-based awards. The value is recognized over the requisite service period, which is generally the vesting period. The Adjusted EBITDA-Based PSU awards include performance conditions and expense is accrued when achievement of the performance conditions is considered probable.

The fair market value of each RSA was estimated using Holdings’ closing share price on the date of grant. The fair market value of each PSU was estimated on the date of grant using a Monte Carlo simulation analysis which generates a distribution of possible future stock prices for Holdings and the peer group from the grant date to the end of the applicable performance period. The fair market value of each Adjusted EBITDA-Based PSU was estimated using Holdings’ closing share price on the date of grant.

The following table shows total equity-based compensation expense included in the consolidated condensed statements of operations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2016	June 16, 2015	June 14, 2016	June 16, 2015
Club operating costs exclusive of depreciation	$897	$336	$1,267	$662
Selling, general and administrative	933	777	1,733	1,553
Pre-tax equity-based compensation expense	1,830	1,113	3,000	2,215
Less: benefit for income taxes	(683)	(423)	(1,120)	(810)
Equity-based compensation expense, net of tax	$1,147	$690	$1,880	$1,405

As of June 14, 2016, there was approximately $18.3 million of unrecognized expense related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 2.2 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted RSAs, PSUs, Adjusted EBITDA-Based PSUs and restricted stock units (“RSUs”) under the Stock Plan. As of June 14, 2016, approximately 1.2 million shares of common stock were available for future issuance under the Stock Plan. Treasury stock may be used to settle awards under the Stock Plan.

The following table summarizes RSA, PSU and Adjusted EBITDA-Based PSU activity for the twenty-four weeks ended June 14, 2016:

	Restricted stock awards		Performance-based awards (1)
	Shares	Weighted Average Grant Date Fair Value	Target shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 29, 2015	330,470	$18.37	227,410	$18.49
Granted	876,418	$11.80	741,030	$9.87
Vested	(108,043)	$18.11	—	$—
Forfeited	(20,338)	$14.01	(63,878)	$16.09
Canceled	(29,521)	$18.63	—	$—
Non-vested balance at June 14, 2016	1,048,986	$12.99	904,562	$11.60
______________________

(1)    Includes PSUs and Adjusted EBITDA-Based PSUs.

Dividends—The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Fiscal Year 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015
September 3, 2015	$0.13	October 1, 2015	$8,416	October 15, 2015
December 9, 2015	$0.13	January 4, 2016	$8,416	January 15, 2016

Fiscal Year 2016
February 18, 2016	$0.13	April 5, 2016	$8,520	April 15, 2016
June 10, 2016	$0.13	July 1, 2016	$8,506	July 15, 2016

Share Repurchase Plan—On February 24, 2016, we announced that our Board of Directors authorized a repurchase of up to $50.0 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. During the twelve weeks ended June 14, 2016, we purchased 104,325 shares under the share repurchase plan. As of June 14, 2016, approximately $48.8 million remained authorized under the share repurchase plan.

15. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business and to invest in our information technology systems. As of June 14, 2016, we had capital commitments of $20.8 million.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.2 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

We are currently under audit by state income tax authorities. We have received multiple assessments related to such audits and have an immaterial amount recorded within our state income tax payable as of June 14, 2016.

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

16. RELATED PARTY TRANSACTIONS

We had receivables of $0.2 million and $0.1 million, as of June 14, 2016 and December 29, 2015, respectively, for outstanding advances from a golf club venture in which we have an equity method investment. We recorded $0.1 million in the twenty-four weeks ended June 14, 2016 and $0.1 million in the twenty-four weeks ended June 16, 2015, in management fees from this venture. There were no material management fees recorded for the twelve weeks ended June 14, 2016 and June 16, 2015. As of June 14, 2016 and December 29, 2015, we had a receivable of $2.3 million and $3.2 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

17. SUBSEQUENT EVENTS

On June 10, 2016, our Board of Directors declared a cash dividend of $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on July 1, 2016. This dividend is expected to be paid on July 15, 2016.

Effective July 14, 2016, Mark A. Burnett, Chief Operating Officer, assumed the role of President from Eric Affeldt who will continue to serve as the Company’s Chief Executive Officer. Mr. Burnett will continue to also serve as the Company’s Chief Operating Officer.

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of June 14, 2016, our portfolio of 208 owned or operated clubs, with approximately 185,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 150 golf and country clubs and manage ten golf and country clubs. Likewise, we own, lease or operate through a joint venture 45 business, sports and alumni clubs and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 126 of our 160 golf and country clubs. Our golf and country clubs include 135 private country clubs, 16 semi-private clubs and nine public golf courses. Our business, sports and alumni clubs include 30 business clubs, 10 business and sports clubs, six alumni clubs, and two sports clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such program is our Optimal Network Experiences program (“O.N.E.”), an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of June 14, 2016, approximately 52% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 50% of memberships that were enrolled in one or more of our upgrade programs as of December 29, 2015. As of June 14, 2016, 153 of our clubs offered O.N.E., compared to 152 as of December 29, 2015.

The following tables present our membership counts for clubs which we own, lease or operate through a joint venture, excluding managed clubs, at the end of the periods indicated.

	June 14, 2016	December 29, 2015	Change	% Change
Golf and Country Clubs (1)	120,459	116,303	4,156	3.6%
Business, Sports and Alumni Clubs (1)	54,971	56,130	(1,159)	(2.1)%
Total memberships at end of period (1)	175,430	172,433	2,997	1.7%
_______________________

(1)
Membership counts exclude memberships at managed clubs. As of June 14, 2016, we had 9,574 memberships at managed clubs, including 4,350 memberships at golf and country clubs and 5,224 memberships at business, sports and alumni clubs, excluding certain international club memberships.

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

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, dry, cold or rainy weather in a given region can be expected to impact our golf-related revenue for that region. For example, during the twelve weeks ended June 14, 2016 we experienced unusual amounts of rain and flooding events at our clubs in the Houston, Texas market, which negatively impacted our golf-related revenue in the market. Additionally, a significant amount of capital expenditure will be required to fully repair the impacted clubs. However, the majority of this capital expenditure is expected to be offset by insurance proceeds resulting in an insignificant impact to our net cash flows used for investing activities for the rest of the year. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the impacted region. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage, which we have experienced from time to time. A severe drought affecting a large number of properties could have a material adverse effect on our business and results of operations.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 30, 2014	116	18	17	6	157	1	44	4	1	50
First Quarter 2015 (1)	2	—	(5)	—	(3)	—	—	(1)	—	(1)
Second Quarter 2015 (2)	6	—	(1)	—	5	—	—	—	—	—
Third Quarter 2015 (3)	—	—	(1)	—	(1)	—	—	(1)	—	(1)
Fourth Quarter 2015 (4)	—	—	—	—	—	—	—	1	—	1
December 29, 2015	124	18	10	6	158	1	44	3	1	49
First Quarter 2016 (5)	2	—	(1)	—	1	(1)	—	—	—	(1)
Second Quarter 2016 (6)	—	—	1	—	1	—	—	—	—	—
June 14, 2016	126	18	10	6	160	—	44	3	1	48
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

(4)
In December 2015, we purchased Bernardo Heights Country Club, a private country club located in San Diego, California. In November 2015, we entered into a management agreement with Santa Rosa Golf and Beach Club, a private golf and beach club in Santa Rosa Beach, Florida and we began managing and operating West Lake Mansion at Meilu Legend Hotel, a private business club located in Hangzhou, China. Additionally, in November 2015, we sold Legacy Golf Club at Lakewood Ranch, a public golf course in Bradenton, Florida. In December 2015, the management agreement with Rancho Vista Golf Club, a public golf course located in Rancho Vista, California, was terminated.

(5)
In March 2016, we purchased Santa Rosa Golf and Country Club, a private country club in Santa Rosa, California. In February 2016, we purchased Marsh Creek Country Club, a private country club in St. Augustine, Florida. During the twelve weeks ended March 22, 2016, the management agreement with Jefferson Lakeside Country Club, a private country club located in Richmond, Virginia was terminated. Additionally, during the twelve weeks ended March 22, 2016, we closed Greenspoint Club, an owned business and sports club located in Houston, Texas.

(6)	In June 2016, we entered into a management agreement with Country Club of Columbus, a private country club located in Columbus, Georgia.

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
The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended		Four Quarters Ended
	June 14, 2016	June 16, 2015	June 14, 2016	June 16, 2015	June 14, 2016
	(in thousands)
Net income (loss)	$5,750	$(223)	$(2,563)	$(4,499)	$(7,637)
Interest expense	19,938	16,286	40,358	32,417	78,613
Income tax expense (benefit)	4,078	2,711	(1,459)	(2,205)	2,375
Interest and investment income	(127)	(1,594)	(253)	(1,677)	(4,093)
Depreciation and amortization	24,355	24,241	48,569	47,054	105,459
EBITDA	$53,994	$41,421	$84,652	$71,090	$174,717
Impairments and disposition of assets (1)	3,238	7,516	6,155	10,792	19,909
Loss from divested clubs (2)	21	115	555	120	633
Loss on extinguishment of debt (3)	—	—	—	—	2,599
Non-cash adjustments (4)	(842)	463	(379)	926	703
Acquisition related costs (5)	257	1,869	943	2,859	3,049
Capital structure costs (6)	208	1,219	950	1,351	9,646
Centralization and transformation costs (7)	2,061	2,028	4,479	3,303	9,671
Other adjustments (8)	1,185	2,639	2,271	2,752	6,918
Equity-based compensation expense (9)	1,830	1,113	3,000	2,215	5,755
Acquisition adjustment (10)	1,306	1,718	2,698	3,560	6,249
Adjusted EBITDA	$63,258	$60,101	$105,324	$98,968	$239,849
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

(7)
Includes fees and expenses associated with initial compliance with Section 404(b) of the Sarbanes-Oxley Act, which were primarily incurred in fiscal year 2015 and the twelve weeks ended March 22, 2016, and related centralization and transformation of administrative processes, finance processes and related IT systems.

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

(10)
Represents estimated deferred revenue, calculated using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting in connection with the acquisition of CCI in 2006 and the acquisition of Sequoia Golf on September 30, 2014.

Same Store Analysis

We employ “same store” analysis techniques for a variety of management purposes. By our definition, clubs are evaluated at the beginning of each year and considered same store once they have been fully operational for one fiscal year. Newly acquired or opened clubs, clubs added under management agreements and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. Once a club has been divested, it is removed from the same store classification for all periods presented. See summarized financial information by segment in Note 12 of our consolidated condensed financial statements included elsewhere herein. For same store year-over-year comparisons, clubs must be open the entire year for both years in the comparison to be considered same store, therefore, same store facility counts and operating results may vary depending on the years of comparison. We believe this approach provides for a more effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our established same store clubs without the inclusion of divested clubs and newly acquired or opened clubs.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third fiscal quarters each consist of twelve weeks while our fourth fiscal quarter consists of sixteen or seventeen weeks.

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 14, 2016	% of Revenue	June 16, 2015	% of Revenue	June 14, 2016	% of Revenue	June 16, 2015	% of Revenue
	(dollars in thousands, except per share amounts)
Revenues:
Club operations	$189,203	70.3%	$184,812	70.1%	$349,892	72.3%	$337,261	72.4%
Food and beverage	78,941	29.3%	77,934	29.5%	131,797	27.2%	126,683	27.2%
Other revenues	830	0.3%	1,001	0.4%	2,158	0.4%	1,875	0.4%
Total revenues	268,974		263,747		483,847		465,819

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	170,157	63.3%	169,587	64.3%	312,511	64.6%	306,232	65.7%
Cost of food and beverage sales exclusive of depreciation	25,498	9.5%	25,124	9.5%	44,338	9.2%	42,126	9.0%
Depreciation and amortization	24,355	9.1%	24,241	9.2%	48,569	10.0%	47,054	10.1%
Provision for doubtful accounts	704	0.3%	444	0.2%	1,084	0.2%	503	0.1%
Loss on disposals of assets	2,738	1.0%	6,502	2.5%	5,655	1.2%	9,722	2.1%
Impairment of assets	500	0.2%	1,014	0.4%	500	0.1%	1,070	0.2%
Equity in (earnings) loss from unconsolidated ventures	(2,118)	(0.8)%	423	0.2%	(2,103)	(0.4)%	455	0.1%
Selling, general and administrative	17,501	6.5%	19,232	7.3%	37,210	7.7%	34,621	7.4%
Operating income	29,639	11.0%	17,180	6.5%	36,083	7.5%	24,036	5.2%

Interest and investment income	127	—%	1,594	0.6%	253	0.1%	1,677	0.4%
Interest expense	(19,938)	(7.4)%	(16,286)	(6.2)%	(40,358)	(8.3)%	(32,417)	(7.0)%
Income (loss) before income taxes	9,828	3.7%	2,488	0.9%	(4,022)	(0.8)%	(6,704)	(1.4)%
Income tax (expense) benefit	(4,078)	(1.5)%	(2,711)	(1.0)%	1,459	0.3%	2,205	0.5%
NET INCOME (LOSS)	5,750	2.1%	(223)	(0.1)%	(2,563)	(0.5)%	(4,499)	(1.0)%
Net (income) loss attributable to noncontrolling interests	(171)	(0.1)%	27	—%	(272)	(0.1)%	81	—%
Net income (loss) attributable to ClubCorp	$5,579	2.1%	$(196)	(0.1)%	$(2,835)	(0.6)%	$(4,418)	(0.9)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,518		64,392		64,496		64,324
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,556		64,392		64,496		64,324

INCOME (LOSS) PER COMMON SHARE:
Net income (loss) attributable to ClubCorp, Basic	$0.08		$—		$(0.05)		$(0.07)
Net income (loss) attributable to ClubCorp, Diluted	$0.08		$—		$(0.05)		$(0.07)

Comparison of the Twelve Weeks Ended June 14, 2016 and June 16, 2015

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended June 14, 2016 and June 16, 2015.

	Twelve Weeks Ended
	June 14, 2016 (12 weeks)	June 16, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Total revenues	$268,974	$263,747	$5,227	2.0%
Club operating costs and expenses exclusive of depreciation (1)	196,359	195,155	1,204	0.6%
Depreciation and amortization	24,355	24,241	114	0.5%
Loss on disposals of assets	2,738	6,502	(3,764)	(57.9)%
Impairment of assets	500	1,014	(514)	(50.7)%
Equity in (earnings) loss from unconsolidated ventures	(2,118)	423	(2,541)	(600.7)%
Selling, general and administrative	17,501	19,232	(1,731)	(9.0)%
Operating income	29,639	17,180	12,459	72.5%
Interest and investment income	127	1,594	(1,467)	(92.0)%
Interest expense	(19,938)	(16,286)	(3,652)	(22.4)%
Income before income taxes	9,828	2,488	7,340	295.0%
Income tax expense	(4,078)	(2,711)	(1,367)	(50.4)%
Net income (loss)	$5,750	$(223)	$5,973	2,678.5%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $269.0 million for the twelve weeks ended June 14, 2016 increased $5.2 million, or 2.0%, over the twelve weeks ended June 16, 2015, largely due to $5.2 million of revenue attributable to club properties added in 2015 and 2016. Same store golf and country club revenue increased by $2.1 million driven primarily by increases in same store dues which were partially offset by decreases in golf operations and other revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $0.9 million primarily due to increases in food and beverage revenue and same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”. The remaining change is primarily related to $3.1 million lower revenue related to divested clubs, including management fees and reimbursements for certain operating costs at managed clubs.

Club operating costs and expenses totaling $196.4 million for the twelve weeks ended June 14, 2016 increased $1.2 million, or 0.6%, compared to the twelve weeks ended June 16, 2015. The increase is largely due to $4.1 million of club operating costs and expenses from club properties added in 2015 and 2016 and a $2.1 million increase in insurance expense related to higher claims offset by a $1.7 million decrease in variable labor costs, a $0.8 million decrease in labor costs related to divested clubs, a $0.5 million decrease in net volume rebates and allowances and a $0.4 million decrease in rent expense. The remaining decrease is largely related to $1.3 million in certain operating costs at divested managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income.
Depreciation and amortization expense increased $0.1 million, or 0.5%, during the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015. Depreciation expense increased $0.3 million due to our increased fixed asset balances primarily related to club acquisitions, along with the related impact of reinvention and expansion capital spend. Amortization expense decreased $0.2 million due to the termination of club management agreements.

Loss on disposal of assets for the twelve weeks ended June 14, 2016 and June 16, 2015 of $2.7 million and $6.5 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was $2.1 million and a loss of $0.4 million for the twelve weeks ended June 14, 2016 and June 16, 2015, respectively. Interest and investment income decreased $1.5 million to $0.1 million in the twelve weeks ended June 14, 2016, compared to the twelve weeks ended June 16, 2015, due primarily to earnings on our Avendra, LLC equity investment recorded to investment income in the twelve weeks ended June 16, 2015 while no earnings on our Avendra, LLC equity investment were recorded to investment income in the twelve weeks ended June 14, 2016.

Selling, general and administrative expenses of $17.5 million for the twelve weeks ended June 14, 2016 decreased $1.7 million, or 9.0%, compared to the twelve weeks ended June 16, 2015. The major components of selling, general and administrative expenses are shown in the table below.

	Twelve Weeks Ended
Components of selling, general and administrative expense (1)	June 14, 2016 (12 weeks)	June 16, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$16,360	$17,243	$(883)	(5.1)%
Capital structure costs	208	1,212	(1,004)	(82.8)%
Equity-based compensation	933	777	156	20.1%
Selling, general and administrative	$17,501	$19,232	$(1,731)	(9.0)%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $16.4 million for the twelve weeks ended June 14, 2016, a decrease of $0.9 million, or 5.1%, compared to the twelve weeks ended June 16, 2015. This included a decrease of $1.2 million in acquisition costs and a decrease of $0.5 million in incentive compensation expense due to timing. These decreases were offset by an increase of $0.7 million due to higher ongoing support costs, including payroll, costs related to software agreements and service fees, as part of our compliance with Section 404(b) of the Sarbanes-Oxley Act (‘‘SOX 404(b)’’) and centralization of administrative processes.

Capital structure costs included within selling, general and administrative expenses of $0.2 million and $1.2 million during the twelve weeks ended June 14, 2016 and June 16, 2015, respectively, were comprised of costs related to amendments to the credit agreement governing the Secured Credit Facilities.

Interest expense totaled $19.9 million and $16.3 million for the twelve weeks ended June 14, 2016 and June 16, 2015, respectively. The $3.7 million increase of interest expense is primarily comprised of an increase of $6.6 million in interest due to the issuance of the 2015 Senior Notes offset by a $2.6 million decrease in interest on the term loan facility due primarily to a lower principal balance outstanding during the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015.

Income tax expense for the twelve weeks ended June 14, 2016 increased $1.4 million compared to the twelve weeks ended June 16, 2015, and the effective tax rates were 41.5% and 108.9% for the twelve weeks ended June 14, 2016 and June 16, 2015, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended June 14, 2016 and June 16, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the twelve weeks ended June 14, 2016 and June 16, 2015:

	Twelve Weeks Ended
Consolidated Summary	June 14, 2016 (12 weeks)	June 16, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Total Revenue	$268,974	$263,747	$5,227	2.0%

Adjusted EBITDA:
Golf and Country Clubs	$66,121	$61,618	$4,503	7.3%
Business, Sports and Alumni Clubs	10,539	9,215	1,324	14.4%
Other	(13,402)	(10,732)	(2,670)	(24.9)%
Total Adjusted EBITDA (1)	$63,258	$60,101	$3,157	5.3%
_______________________________

(1)	See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended June 14, 2016 and the twelve weeks ended June 16, 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	June 14, 2016 (12 weeks)	June 16, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$93,804	$90,221	$3,583	4.0%
Food and Beverage	50,737	50,793	(56)	(0.1)%
Golf Operations	49,271	50,128	(857)	(1.7)%
Other	13,365	13,958	(593)	(4.2)%
Revenue	$207,177	$205,100	$2,077	1.0%
Club operating costs and expenses exclusive of depreciation	$142,627	$143,949	$(1,322)	(0.9)%
Adjusted EBITDA	$64,550	$61,151	$3,399	5.6%
Adjusted EBITDA Margin	31.2%	29.8%	140 bps	4.7%

New or Acquired Clubs
Revenue	$12,660	$8,063	$4,597	NM
Club operating costs and expenses exclusive of depreciation	$11,089	$7,596	$3,493	NM
Adjusted EBITDA	$1,571	$467	$1,104	NM

Total Golf and Country Clubs
Revenue	$219,837	$213,163	$6,674	3.1%
Club operating costs and expenses exclusive of depreciation	$153,716	$151,545	$2,171	1.4%
Adjusted EBITDA	$66,121	$61,618	$4,503	7.3%
Adjusted EBITDA Margin	30.1%	28.9%	120 bps	4.2%

Total memberships, excluding managed club memberships	120,459	118,030	2,429	2.1%

Total revenue for same store golf and country clubs increased $2.1 million, or 1.0%, for the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015 due primarily to increases in same store dues offset by decreases in golf operations and other revenue. Same store dues revenue increased $3.6 million, or 4.0%, due primarily to a rate increase in dues per same store average membership and greater participation in the O.N.E. program. Golf operations revenue decreased $0.9 million, or 1.7%, largely due to inclement weather, primarily in Texas, which led to lower greens fees, cart fees, and retail sales. Food and beverage revenues, which decreased $0.1 million, or 0.1%, were also negatively impacted by inclement weather, primarily in the Houston, Texas market. Other revenue decreased $0.6 million, or 4.2%, largely due to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs decreased $1.3 million, or 1.0%, for the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015. The decrease is primarily related to lower variable operating costs and expenses, predominantly payroll expense, offset by an increase in operating supplies expense. These operating costs, as a percentage of total same store club revenue, were 60.4% and 61.7% for the same periods, respectively.

Costs of food and beverage sales for same store golf and country clubs were flat for the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015, consistent with food and beverage sales. These costs, as a percentage of food and beverage revenues, were 34.4% and 34.5% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs increased $3.4 million, or 5.6%, for the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015, largely due to the increase in higher margin dues revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for the twenty-four weeks ended June 14, 2016 increased 140 basis points over the twelve weeks ended June 16, 2015.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended June 14, 2016 and the twelve weeks ended June 16, 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	June 14, 2016 (12 weeks)	June 16, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$19,030	$18,528	$502	2.7%
Food and Beverage	24,911	24,227	684	2.8%
Other	2,534	2,772	(238)	(8.6)%
Revenue	$46,475	$45,527	$948	2.1%
Club operating costs and expenses exclusive of depreciation	$35,963	$36,306	$(343)	(0.9)%
Adjusted EBITDA	$10,512	$9,221	$1,291	14.0%
Adjusted EBITDA Margin	22.6%	20.3%	230 bps	11.3%

New or Acquired Clubs
Revenue	$38	$—	$38	NM
Club operating costs and expenses exclusive of depreciation	$11	$6	$5	NM
Adjusted EBITDA	$27	$(6)	$33	NM

Total Business, Sports and Alumni Clubs
Revenue	$46,513	$45,527	$986	2.2%
Club operating costs and expenses exclusive of depreciation	$35,974	$36,312	$(338)	(0.9)%
Adjusted EBITDA	$10,539	$9,215	$1,324	14.4%
Adjusted EBITDA Margin	22.7%	20.2%	250 bps	12.4%

Total memberships, excluding managed club memberships	54,971	55,741	(770)	(1.4)%

Total revenues for same store business, sports and alumni clubs increased $0.9 million, or 2.1%, for the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015 primarily due to increases in food and beverage revenue and same store dues. Food and beverage revenue increased $0.7 million, or 2.8%, due primarily to a 2.9% increase in private party revenue and a 2.4% increase in a la carte revenue. Dues revenue increased $0.5 million, or 2.7%, due primarily to an increase in upgrade dues related to the O.N.E program and a rate increase in dues per same store average membership.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs decreased $0.4 million, or 1.4%, for the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015. The decrease is largely due to a decrease in fixed costs, predominantly rent expense. These operating costs, as a percentage of total same store club revenue, were 63.2% and 65.4% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $0.1 million, or 1.2%, for the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015. These costs, as a percentage of food and beverage revenues, were 26.5% and 26.9% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs increased $1.3 million, or 14.0%, for the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015, primarily due to increases in food and beverage revenue and higher margin dues revenue combined with well controlled variable operating costs and expenses. Same store Adjusted EBITDA margin for the twelve weeks ended June 14, 2016 increased 230 basis points compared to the twelve weeks ended June 16, 2015.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended June 14, 2016 and June 16, 2015.

	Twelve Weeks Ended
Other	June 14, 2016 (12 weeks)	June 16, 2015 (12 weeks)	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(13,402)	$(10,732)	$(2,670)	(24.9)%

Other Adjusted EBITDA decreased $2.7 million, or 24.9%, for the twelve weeks ended June 14, 2016 compared to the twelve weeks ended June 16, 2015 largely due to a $2.5 million increase in insurance expense related to higher claims and an increase of $0.7 million in ongoing support costs, including payroll, costs related to software agreements and service fees, as part of our compliance with SOX 404(b) and centralization of administrative processes. The remaining change was primarily comprised of a $0.5 million decrease in incentive compensation due to timing.

Comparison of the Twenty-Four Weeks Ended June 14, 2016 and June 16, 2015

The following table presents key financial information derived from our consolidated condensed statements of operations for the twenty-four weeks ended June 14, 2016 and June 16, 2015.

	Twenty-Four Weeks Ended
	June 14, 2016 (24 weeks)	June 16, 2015 (24 weeks)	Change	% Change
	(dollars in thousands)
Total revenues	$483,847	$465,819	$18,028	3.9%
Club operating costs and expenses exclusive of depreciation (1)	357,933	348,861	9,072	2.6%
Depreciation and amortization	48,569	47,054	1,515	3.2%
Loss on disposals of assets	5,655	9,722	(4,067)	(41.8)%
Impairment of assets	500	1,070	(570)	(53.3)%
Equity in (earnings) loss from unconsolidated ventures	(2,103)	455	(2,558)	(562.2)%
Selling, general and administrative	37,210	34,621	2,589	7.5%
Operating income	36,083	24,036	12,047	50.1%
Interest and investment income	253	1,677	(1,424)	(84.9)%
Interest expense	(40,358)	(32,417)	(7,941)	(24.5)%
Loss before income taxes	(4,022)	(6,704)	2,682	40.0%
Income tax benefit	1,459	2,205	(746)	(33.8)%
Net loss	$(2,563)	$(4,499)	$1,936	43.0%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $483.8 million for the twenty-four weeks ended June 14, 2016 increased $18.0 million, or 3.9%, over the twenty-four weeks ended June 16, 2015, largely due to $12.5 million of revenue attributable to club properties added in 2015 and 2016. Same store golf and country club revenue increased by $9.2 million driven primarily by increases in same store dues and food and beverage revenue offset by a decrease in other revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $1.7 million primarily due to increases in same store dues and food and beverage revenue. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”. The remaining change is primarily related to $5.8 million lower revenue related to divested clubs, including management fees and reimbursements for certain operating costs at managed clubs.

Club operating costs and expenses totaling $357.9 million for the twenty-four weeks ended June 14, 2016 increased $9.1 million, or 2.6%, compared to the twenty-four weeks ended June 16, 2015. The increase is largely due to $10.2 million of club operating costs and expenses from club properties added in 2015 and 2016, a $2.4 million increase in insurance expense related to higher claims, a $1.2 million increase in food and beverage cost of goods sold associated with higher revenues and a $0.5 million increase in variable labor costs offset by a $1.4 million decrease in labor costs related to divested clubs and a $0.8 million decrease in utilities expense. The remaining decrease is largely related to $2.7 million in certain operating costs at divested managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income.

Depreciation and amortization expense increased $1.5 million, or 3.2%, during the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015. Depreciation expense increased $1.8 million due to our increased fixed asset balances primarily related to club acquisitions, along with the related impact of reinvention and expansion capital spend. Amortization expense decreased $0.3 million due to the termination of club management agreements.

Loss on disposal of assets for the twenty-four weeks ended June 14, 2016 and June 16, 2015 of $5.7 million and $9.7 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was $2.1 million and a loss of $0.5 million for the twenty-four weeks ended June 14, 2016 and June 16, 2015, respectively. Interest and investment income decreased $1.4 million to $0.3 million in the twenty-four weeks ended June 14, 2016, compared to the twenty-four weeks ended June 16, 2015, due primarily to earnings on our Avendra, LLC equity investment recorded to investment income in the twenty-four weeks ended June 16, 2015 while no earnings on our Avendra, LLC equity investment were recorded to investment income in the twenty-four weeks ended June 14, 2016.

Selling, general and administrative expenses of $37.2 million for the twenty-four weeks ended June 14, 2016 increased $2.6 million, or 7.5%, compared to the twenty-four weeks ended June 16, 2015. The major components of selling, general and administrative expenses are shown in the table below.

	Twenty-Four Weeks Ended
Components of selling, general and administrative expense (1)	June 14, 2016 (24 weeks)	June 16, 2015 (24 weeks)	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$34,527	$31,723	$2,804	8.8%
Capital structure costs	950	1,345	(395)	(29.4)%
Equity-based compensation	1,733	1,553	180	11.6%
Selling, general and administrative	$37,210	$34,621	$2,589	7.5%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $34.5 million for the twenty-four weeks ended June 14, 2016, an increase of $2.8 million, or 8.8%, compared to the twenty-four weeks ended June 16, 2015. This included increased costs of $2.0 million due to higher ongoing support costs, including payroll, costs related to software agreements and service fees, as part of our compliance with SOX 404(b) and centralization of administrative processes. We also incurred an increase of $1.9 million in costs associated with our initial compliance with SOX 404(b), which were primarily incurred during the twelve weeks ended March 22, 2016, and increased costs related to the design phase of our centralization of administrative processes. These increases were offset by a $1.0 million decrease in acquisition costs.

Capital structure costs included within selling, general and administrative expenses of $1.0 million and $1.3 million during the twenty-four weeks ended June 14, 2016 and June 16, 2015, respectively, were comprised of costs related to amendments to the credit agreement governing the Secured Credit Facilities.

Interest expense totaled $40.4 million and $32.4 million for the twenty-four weeks ended June 14, 2016 and June 16, 2015, respectively. The $7.9 million increase of interest expense is primarily comprised of an increase of $13.3 million in interest due to the issuance of the 2015 Senior Notes offset by a $5.4 million decrease in interest on the term loan facility due primarily to a lower principal balance outstanding during the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015. Additionally, in conjunction with Amendment No. 9 to the Secured Credit Facilities, $0.5 million of unamortized debt issuance costs were written off in the twenty-four weeks ended June 14, 2016.

Income tax benefit for the twenty-four weeks ended June 14, 2016 increased $0.7 million compared to the twenty-four weeks ended June 16, 2015, and the effective tax rates were 36.3% and 32.9% for the twenty-four weeks ended June 14, 2016 and June 16, 2015, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twenty-four weeks ended June 14, 2016 and June 16, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the twenty-four weeks ended June 14, 2016 and June 16, 2015:

	Twenty-Four Weeks Ended
Consolidated Summary	June 14, 2016 (24 weeks)	June 16, 2015 (24 weeks)	Change	% Change
	(dollars in thousands)
Total Revenue	$483,847	$465,819	$18,028	3.9%

Adjusted EBITDA:
Golf and Country Clubs	$116,261	$106,527	$9,734	9.1%
Business, Sports and Alumni Clubs	17,872	16,703	1,169	7.0%
Other	(28,809)	(24,262)	(4,547)	(18.7)%
Total Adjusted EBITDA (1)	$105,324	$98,968	$6,356	6.4%
_______________________________

(1)	See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twenty-four weeks ended June 14, 2016 and the twenty-four weeks ended June 16, 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twenty-Four Weeks Ended
Golf and Country Club Segment	June 14, 2016 (24 weeks)	June 16, 2015 (24 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$184,420	$177,406	$7,014	4.0%
Food and Beverage	83,118	80,482	$2,636	3.3%
Golf Operations	78,771	78,731	$40	0.1%
Other	25,967	26,452	$(485)	(1.8)%
Revenue	$372,276	$363,071	$9,205	2.5%
Club operating costs and expenses exclusive of depreciation	$258,443	$256,740	$1,703	0.7%
Adjusted EBITDA	$113,833	$106,331	$7,502	7.1%
Adjusted EBITDA Margin	30.6%	29.3%	130 bps	4.4%

New or Acquired Clubs
Revenue	$20,378	$8,963	$11,415	NM
Club operating costs and expenses exclusive of depreciation	$17,950	$8,767	$9,183	NM
Adjusted EBITDA	$2,428	$196	$2,232	NM

Total Golf and Country Clubs
Revenue	$392,654	$372,034	$20,620	5.5%
Club operating costs and expenses exclusive of depreciation	$276,393	$265,507	$10,886	4.1%
Adjusted EBITDA	$116,261	$106,527	$9,734	9.1%
Adjusted EBITDA Margin	29.6%	28.6%	100 bps	3.5%

Total memberships, excluding managed club memberships	120,459	118,030	2,429	2.1%

Total revenue for same store golf and country clubs increased $9.2 million, or 2.5%, for the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015 due primarily to increases in same store dues and food and beverage revenue offset by a decrease in other revenue. Same store dues revenue increased $7.0 million, or 4.0%, due primarily to a rate increase in dues per same store average membership and greater participation in the O.N.E. program. Food and beverage revenue increased $2.6 million, or 3.3%, due primarily to a 3.9% increase in a la carte revenue and a 2.9% increase in private party revenue. Golf operations revenue, which increased 0.1%, was negatively impacted by inclement weather, primarily in the Houston, Texas market. Other revenue decreased $0.5 million, or 1.8%, largely due to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $0.6 million, or 0.3%, for the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015. The increase is primarily related to higher variable operating costs and expenses, offset by a decrease in fixed costs. These operating costs, as a percentage of total same store club revenue, were 61.4% and 62.8% for the same periods, respectively.

Costs of food and beverage sales for same store golf and country clubs increased $1.1 million, or 3.8%, for the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015, due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 36.1% and 35.9% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs increased $7.5 million, or 7.1%, for the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015, largely due to the increase in higher margin dues revenue and increased food and beverage revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for the twenty-four weeks ended June 14, 2016 increased 130 basis points over the twenty-four weeks ended June 16, 2015.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twenty-four weeks ended June 14, 2016 and the twenty-four weeks ended June 16, 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twenty-Four Weeks Ended
Business, Sports and Alumni Club Segment	June 14, 2016 (24 weeks)	June 16, 2015 (24 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$38,341	$37,230	$1,111	3.0%
Food and Beverage	43,916	43,246	670	1.5%
Other	5,534	5,582	(48)	(0.9)%
Revenue	$87,791	$86,058	$1,733	2.0%
Club operating costs and expenses exclusive of depreciation	$69,968	$69,337	$631	0.9%
Adjusted EBITDA	$17,823	$16,721	$1,102	6.6%
Adjusted EBITDA Margin	20.3%	19.4%	90 bps	4.6%

New or Acquired Clubs
Revenue	$63	$—	$63	NM
Club operating costs and expenses exclusive of depreciation	$14	$18	$(4)	NM
Adjusted EBITDA	$49	$(18)	$67	NM

Total Business, Sports and Alumni Clubs
Revenue	$87,854	$86,058	$1,796	2.1%
Club operating costs and expenses exclusive of depreciation	$69,982	$69,355	$627	0.9%
Adjusted EBITDA	$17,872	$16,703	$1,169	7.0%
Adjusted EBITDA Margin	20.3%	19.4%	90 bps	4.6%

Total memberships, excluding managed club memberships	54,971	55,741	(770)	(1.4)%

Total revenues for same store business, sports and alumni clubs increased $1.7 million, or 2.0%, for the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015 primarily due to increases in same store dues and food and beverage revenue. Dues revenue increased $1.1 million, or 3.0%, due primarily to an increase in upgrade dues related to the O.N.E program and a rate increase in dues per same store average membership. Food and beverage revenue increased $0.7 million, or 1.5%, due primarily to an increase in private party revenue.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs increased $0.4 million, or 0.7%, for the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015. The increase is primarily related to higher variable operating costs and expenses, offset by a decrease in fixed costs, predominantly rent expense. These operating costs, as a percentage of total same store club revenue, were 65.8% and 66.7% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $0.2 million, or 2.0%, for the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015. These costs, as a percentage of food and beverage revenues, were 27.8% and 27.7% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs increased $1.1 million, or 6.6%, for the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015, largely due to the increases in higher margin dues revenue and food and beverage revenue. Same store Adjusted EBITDA margin for the twenty-four weeks ended June 14, 2016 increased 90 basis points compared to the twenty-four weeks ended June 16, 2015.

Other

The following table presents financial information for Other, which is comprised primarily of activities not related to our two business segments, for the twenty-four weeks ended June 14, 2016 and June 16, 2015.

	Twenty-Four Weeks Ended
Other	June 14, 2016 (24 weeks)	June 16, 2015 (24 weeks)	Change	% Change
	(dollars in thousands)
Adjusted EBITDA	$(28,809)	$(24,262)	$(4,547)	(18.7)%

Other Adjusted EBITDA decreased $4.5 million, or 18.7%, for the twenty-four weeks ended June 14, 2016 compared to the twenty-four weeks ended June 16, 2015 largely due to a $2.7 million increase in insurance expense related to higher claims and an increase of $2.0 million in ongoing support costs, including payroll, costs related to software agreements and service fees, as part of our compliance with SOX 404(b) and centralization of administrative processes.

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

As of June 14, 2016, cash and cash equivalents totaled $104.6 million and we had $145.0 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $249.6 million. As of July 7, 2016, we had $145.0 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $70.2 million and $62.0 million for the twenty-four weeks ended June 14, 2016 and June 16, 2015, respectively. The $8.2 million increase in operating cash flows is due largely to a $4.1 million increase due to changes in working capital primarily driven by timing of certain trade payables and member billing cycles, a $3.2 million increase due to the change in other long-term liabilities, a $2.5 million increase due to the change in deferred tax assets and liabilities and a decrease in earnings of approximately $1.4 million, after excluding loss on disposals of assets, earnings from equity investments, gain on investment in unconsolidated ventures and depreciation expense, each of which do not impact operating cash flows.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $53.3 million and $106.3 million for twenty-four weeks ended June 14, 2016 and June 16, 2015, respectively. The $52.9 million decrease in cash used in investing activities is primarily due to the $49.3 million decrease in cash used for the acquisition of clubs and a $3.9 million decrease in capital spent to maintain, renovate and reinvent our existing properties.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $29.2 million for the twenty-four weeks ended June 14, 2016 and cash flows provided by financing activities totaled $19.7 million for the twenty-four weeks ended June 16, 2015. We did not borrow under our revolving credit facility during the twenty-four weeks ended June 14, 2016, while we borrowed $47.0 million under our revolving credit facility during the twenty-four weeks ended June 16, 2015. We made scheduled debt repayments of $8.8 million during the twenty-four weeks ended June 14, 2016, which was a $1.1 million increase from the $7.6 million of scheduled debt repayments made during the twenty-four weeks ended June 16, 2015. Additionally, in the twenty-four weeks ended June 14, 2016, we repurchased 104,325 shares of common stock, totaling $1.2 million, under our share repurchase plan initiated in 2016.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties and invest in our information technology systems. For the twenty-four weeks ended June 14, 2016 and June 16, 2015, we spent approximately $24.8 million, net of insurance proceeds of $0.5 million, and $24.1 million, respectively, in capitalized costs to maintain our existing properties and invest in our information technology systems. During the twenty-four weeks ended June 14, 2016, this spending included $18.6 million, net of insurance proceeds to maintain our existing properties and $1.1 million to maintain our existing information technology systems. Additionally, we invested $5.2 million on information technology projects related to the centralization of administrative processes. During the remainder of fiscal year 2016, we anticipate spending approximately $34.7 million in maintenance capital, net of insurance proceeds, including $20.1 million to maintain our existing facilities and $3.2 million to maintain our existing information technology systems. Additionally, we anticipate investing $11.4 million on information technology projects related to the centralization of administrative processes.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding totaled approximately $28.4 million and $82.7 million for the twenty-four weeks ended June 14, 2016 and June 16, 2015, respectively, including acquisitions of $6.6 million and $55.9 million. We anticipate spending approximately $21.3 million on reinvention and expansion projects during the remainder of fiscal year 2016, including capital associated with recently acquired clubs, but excluding any potential future acquisitions and reinvention and expansion projects related to such acquisitions.

Future discretionary capital spending amounts may increase or decrease as a result of a variety of factors, including but not limited to those described in Item 1A. Risk Factors of our 2015 Annual Report, such as the identification of additional acquisitions or expansion opportunities that fit our strategy to expand the business.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015 and 2016. As of July 7, 2016, the Secured Credit Facilities are comprised of (i) a $675.0 million term loan facility and (ii) a revolving credit facility with capacity of $175.0 million and $145.0 million available for borrowing after deducting $30.0 million of standby letters of credit. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as the Senior Secured Leverage Ratio does not exceed 3.50:1.00.

As of July 7, 2016, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is December 15, 2022.

As of July 7, 2016, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to the Senior Secured Leverage Ratio and the Total Leverage Ratio. The Senior Secured Leverage Ratio is defined as the ratio of Operations’ Consolidated Senior Secured Debt (exclusive of the 2015 Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in Note 12 of our consolidated condensed financial statements included elsewhere herein) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations’ Consolidated Total Debt (including the 2015 Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain the Total Leverage Ratio of no greater than 5.75:1.00 and the Senior Secured Leverage Ratio no greater than 4.50:1.00 as of the end of each fiscal quarter.

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

As of June 14, 2016, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the the Total Leverage Ratio and the Senior Secured Leverage Ratio on a rolling four quarter basis through June 14, 2016:

	Four Quarters Ended
	June 14, 2016
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$240,581
Pro Forma Consolidated Total Debt (2)	1,060,172
Pro Forma Consolidated Senior Secured Debt (2)	710,172

Total Leverage Ratio	4.41	x
Senior Secured Leverage Ratio	2.95	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended June 14, 2016:

Four Quarters Ended
June 14, 2016
(in thousands)
Adjusted EBITDA (a)	$239,849
Pro forma adjustment - acquisitions (b)	732
Pro Forma Adjusted EBITDA	$240,581

(a)
See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and “Basis of Presentation—EBITDA and Adjusted EBITDA” for a reconciliation of net income (loss) to Adjusted EBITDA.

(b)	The pro forma adjustment gives effect to all acquisitions in the four quarters ended June 14, 2016 as though they had been consummated on the first day of the third quarter of fiscal year 2015.

(2)	The reconciliation of total debt to Pro Forma Consolidated Total Debt and Pro Forma Consolidated Senior Secured Debt is as follows:

As of June 14, 2016
(in thousands)
Total debt (excluding loan discount and loan origination fees)	$1,118,985
Outstanding letters of credit	30,046
Uncollateralized surety bonds	7,978
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(85,000)
Pro Forma Consolidated Total Debt	$1,060,172

Unsecured 2015 Senior Notes (excluding loan origination fees)	(350,000)
Pro Forma Consolidated Senior Secured Debt	$710,172
_______________________

(a)	Represents an adjustment reducing total debt by the lesser of Operations’ unrestricted cash or $85.0 million.

2015 Senior Notes—On December 15, 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. Interest on the 2015 Senior Notes accrues at the rate of 8.25% per annum and is payable semiannually in arrears on June 15 and December 15.

The 2015 Senior Notes are guaranteed on a full and unconditional basis by each Guarantor (other than Operations’ Parent) that guarantees our obligations under the credit agreement governing the Secured Credit Facilities. As of June 14, 2016, Operations and the Guarantors accounted for approximately 93% of Holdings’ combined total assets, excluding intercompany items, and accounted for approximately 90% of outstanding total liabilities, including trade payables, all of which are structurally senior to the 2015 Senior Notes. For the twenty-four weeks ended June 14, 2016, Operations and the Guarantors accounted for approximately 93% of Holdings’ revenues and approximately 89% of Holdings’ operating income, excluding selling, general and administrative expenses.

Other Debt—As of June 14, 2016, other debt and capital leases totaled $94.0 million, including $11.8 million of notes payable related to certain Non-Core Development Entities and $44.9 million in capital leases.

The following table summarizes the components of our interest expense for the twelve and twenty-four weeks ended June 14, 2016:

	Twelve Weeks Ended	Twenty-Four Weeks Ended
	June 14, 2016	June 14, 2016
	(in thousands)
Interest expense related to:
Interest related to funded debt (1)	$14,174	$28,338
Capital leases and other indebtedness (2)	268	666
Amortization of debt issuance costs and term loan discount	636	1,737
Notes payable related to certain Non-Core Development Entities	245	490
Accretion of discount on member deposits	4,615	9,127
Total Interest expense	$19,938	$40,358
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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of June 14, 2016. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2015 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of June 14, 2016, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) a 4.25% “Floor” or (ii) an elected LIBOR plus a margin of 3.25%. Therefore, the term loan facility is effectively subject to a 4.25% Floor until LIBOR exceeds 1.0%. As of July 7, 2016, the three month LIBOR was 0.66%. A hypothetical 0.5% increase in LIBOR would result in a $1.1 million increase in annual interest expense.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and two managed business clubs in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated condensed financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the twenty-four weeks ended June 14, 2016.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the twenty-four weeks ended June 14, 2016 totaled less than $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of the Exchange Act) as of June 14, 2016. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 14, 2016.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 14, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information about our purchases of equity securities registered under Section 12(b) of the Exchange Act during the twelve weeks ended June 14, 2016.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 23, 2016 - April 19, 2016	14,683	$12.16	14,683	$49,821,459
April 20, 2016 - May 17, 2016	8,221	12.16	8,221	$49,721,488
May 18, 2016 - June 14, 2016	81,421	$11.75	81,421	$48,764,517
Total	104,325		104,325
______________________

(1)	Represents shares purchased under the share repurchase plan.

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
101
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 14, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations for the twelve and twenty-four weeks ended June 14, 2016 and June 16, 2015; (ii) Consolidated condensed statements of comprehensive loss for the twelve and twenty-four weeks ended June 14, 2016 and June 16, 2015; (iii) Consolidated condensed balance sheets as of June 14, 2016 and December 29, 2015; (iv) Consolidated condensed statements of cash flows for the twenty-four weeks ended June 14, 2016 and June 16, 2015; (v) Consolidated condensed statements of changes in equity for the twenty-four weeks ended June 14, 2016 and June 16, 2015 and (vi) Notes to the consolidated condensed financial statements.

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

Date:	July 14, 2016	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	July 14, 2016	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)