Form 10-Q
period 2016-09-06
ClubCorp Holdings, Inc.
filed 2016-10-13
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 6, 2016.

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

As of October 7, 2016, the registrant had 65,514,580 shares of common stock outstanding, with a par value of $0.01.

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Unaudited consolidated condensed statements of operations for the twelve and thirty-six weeks ended September 6, 2016 and September 8, 2015	3
	Unaudited consolidated condensed statements of comprehensive income (loss) for the twelve and thirty-six weeks ended September 6, 2016 and September 8, 2015	4
	Unaudited consolidated condensed balance sheets as of September 6, 2016 and December 29, 2015	5
	Unaudited consolidated condensed statements of cash flows for the thirty-six weeks ended September 6, 2016 and September 8, 2015	6
	Unaudited consolidated condensed statements of changes in equity for the thirty-six weeks ended September 6, 2016 and September 8, 2015	7
	Notes to unaudited consolidated condensed financial statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities	55
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Procedures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57

Signatures.		58

PART I

ITEM 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Twelve and Thirty-Six Weeks Ended September 6, 2016 and September 8, 2015

(In thousands, except per share amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015
REVENUES:
Club operations	$192,142	$189,705	$542,034	$526,966
Food and beverage	66,397	65,102	198,194	191,785
Other revenues	793	553	2,951	2,428
Total revenues	259,332	255,360	743,179	721,179

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	169,555	168,542	482,066	474,774
Cost of food and beverage sales exclusive of depreciation	23,478	23,191	67,816	65,317
Depreciation and amortization	25,169	24,562	73,738	71,616
Provision for doubtful accounts	1,303	1,373	2,387	1,876
Loss on disposals of assets	1,071	3,587	6,726	13,309
Impairment of assets	1,798	1,044	2,298	2,114
Equity in (earnings) loss from unconsolidated ventures	(1,193)	479	(3,296)	934
Selling, general and administrative	15,375	15,348	52,585	49,969
OPERATING INCOME	22,776	17,234	58,859	41,270

Interest and investment income	161	2,139	414	3,816
Interest expense	(20,172)	(16,170)	(60,530)	(48,587)
INCOME (LOSS) BEFORE INCOME TAXES	2,765	3,203	(1,257)	(3,501)
INCOME TAX (EXPENSE) BENEFIT	(1,583)	(2,018)	(124)	187
NET INCOME (LOSS)	1,182	1,185	(1,381)	(3,314)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6	67	(266)	148
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$1,188	$1,252	$(1,647)	$(3,166)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,530	64,621	64,507	64,350
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,656	64,903	64,507	64,350

INCOME (LOSS) PER COMMON SHARE:
Net income (loss) attributable to ClubCorp, Basic	$0.02	$0.02	$(0.03)	$(0.05)
Net income (loss) attributable to ClubCorp, Diluted	$0.02	$0.02	$(0.03)	$(0.05)

Cash dividends declared per common share	$—	$0.26	$0.26	$0.39

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Twelve and Thirty-Six Weeks Ended September 6, 2016 and September 8, 2015

(In thousands of dollars)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015
NET INCOME (LOSS)	$1,182	$1,185	$(1,381)	$(3,314)
Foreign currency translation	(325)	(2,196)	(1,185)	(3,463)
OTHER COMPREHENSIVE LOSS	(325)	(2,196)	(1,185)	(3,463)
COMPREHENSIVE INCOME (LOSS)	857	(1,011)	(2,566)	(6,777)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6	67	(266)	148
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$863	$(944)	$(2,832)	$(6,629)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of September 6, 2016 and December 29, 2015

(In thousands of dollars, except share and per share amounts)

	September 6, 2016	December 29, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,087	$116,347
Receivables, net of allowances of $5,936 and $5,509 at September 6, 2016 and December 29, 2015, respectively	109,198	68,671
Inventories	24,156	20,929
Prepaids and other assets	19,926	19,907
Total current assets	245,367	225,854
Investments	1,839	3,005
Property and equipment, net (includes $9,418 and $9,245 related to VIEs at September 6, 2016 and December 29, 2015, respectively)	1,555,100	1,534,520
Notes receivable, net of allowances of $663 and $805 at September 6, 2016 and December 29, 2015, respectively	7,888	7,448
Goodwill	312,811	312,811
Intangibles, net	29,733	31,252
Other assets	15,980	16,634
Long-term deferred tax asset	3,727	3,727
TOTAL ASSETS	$2,172,445	$2,135,251

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$18,725	$20,414
Membership initiation deposits - current portion	164,880	152,996
Accounts payable	29,277	39,487
Accrued expenses	43,164	37,441
Accrued taxes	15,684	15,473
Other liabilities	98,907	69,192
Total current liabilities	370,637	335,003
Long-term debt (includes $13,128 and $13,026 related to VIEs at September 6, 2016 and December 29, 2015, respectively)	1,090,735	1,079,320
Membership initiation deposits	204,870	204,305
Deferred tax liability, net	211,655	214,184
Other liabilities (includes $24,030 and $23,312 related to VIEs at September 6, 2016 and December 29, 2015, respectively)	130,780	123,657
Total liabilities	2,008,677	1,956,469
Commitments and contingencies (See Note 15)

EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 65,541,269 and 64,740,736 issued and outstanding at September 6, 2016 and December 29, 2015, respectively	655	647
Additional paid-in capital	250,733	263,921
Accumulated other comprehensive loss	(8,434)	(7,249)
Accumulated deficit	(87,484)	(88,955)
Treasury stock, at cost (129,445 shares at September 6, 2016)	(1,537)	—
Total stockholders’ equity	153,933	168,364
Noncontrolling interests in consolidated subsidiaries and variable interest entities	9,835	10,418
Total equity	163,768	178,782
TOTAL LIABILITIES AND EQUITY	$2,172,445	$2,135,251

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Thirty-Six Weeks Ended September 6, 2016 and September 8, 2015

(In thousands of dollars)

	Thirty-Six Weeks Ended
	September 6, 2016	September 8, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,381)	$(3,314)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	72,360	69,577
Amortization	1,378	2,040
Asset impairments	2,298	2,114
Bad debt expense	2,387	1,937
Equity in (earnings) loss from unconsolidated ventures	(3,296)	934
Gain on investment in unconsolidated ventures	—	(3,507)
Distribution from investment in unconsolidated ventures	3,962	4,035
Loss on disposals of assets	6,726	13,309
Debt issuance costs and term loan discount	3,448	3,284
Accretion of discount on member deposits	13,863	14,063
Equity-based compensation	4,877	3,510
Net change in deferred tax assets and liabilities	(214)	(4,738)
Net change in prepaid expenses and other assets	(3,700)	(3,451)
Net change in receivables and membership notes	(34,071)	(29,269)
Net change in accounts payable and accrued liabilities	(5,169)	(1,967)
Net change in other current liabilities	36,267	34,555
Net change in other long-term liabilities	(1,864)	(4,498)
Net cash provided by operating activities	97,871	98,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(73,528)	(76,110)
Acquisition of clubs	(9,793)	(55,877)
Proceeds from dispositions	36	578
Proceeds from insurance	4,434	—
Net change in restricted cash and capital reserve funds	474	(63)
Net cash used in investing activities	(78,377)	(131,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(49,343)	(12,046)
Proceeds from new debt borrowings	37,000	—
Repayments of revolving credit facility borrowings	—	(10,000)
Proceeds from revolving credit facility borrowings	—	57,000
Debt issuance and modification costs	(2,295)	(1,493)
Dividends to owners	(25,477)	(25,183)
Repurchases of common stock	(1,537)	—
Share repurchases for tax withholdings related to certain equity-based awards	(226)	(1,443)
Distributions to noncontrolling interest	(849)	(1,071)
Proceeds from new membership initiation deposits	115	520
Repayments of membership initiation deposits	(1,550)	(1,078)
Net cash (used in) provided by financing activities	(44,162)	5,206
EFFECT OF EXCHANGE RATE CHANGES ON CASH	408	(262)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,260)	(27,914)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	116,347	75,047
CASH AND CASH EQUIVALENTS - END OF PERIOD	$92,087	$47,133
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$33,530	$31,432
Cash paid for income taxes	$3,363	$4,515
Non-cash investing and financing activities are as follows:
Capital lease	$21,434	$20,881

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Thirty-Six Weeks Ended September 6, 2016 and September 8, 2015

(In thousands of dollars, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Subsidiaries	Total
	Shares	Amount				Shares	Amount
BALANCE - December 30, 2014	64,443,332	$644	$293,006	$(4,290)	$(79,443)	—	$—	$10,942	$220,859
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	301,215	3	(1,446)	—	—	—	—	—	(1,443)
Dividends to owners declared	—	—	(25,247)	—	—	—	—	—	(25,247)
Equity-based compensation expense	—	—	3,510	—	—	—	—	—	3,510
Net loss	—	—	—	—	(3,166)	—	—	(148)	(3,314)
Other comprehensive loss	—	—	—	(3,463)	—	—	—	—	(3,463)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,071)	(1,071)
BALANCE - September 8, 2015	64,744,547	$647	$269,823	$(7,753)	$(82,609)	—	$—	$9,723	$189,831

BALANCE - December 29, 2015	64,740,736	$647	$263,921	$(7,249)	$(88,955)	—	$—	$10,418	$178,782
Cumulative effect adjustment from adoption of accounting guidance	—	—	(803)	—	3,118	—	—	—	2,315
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	800,533	8	(234)	—	—	—	—	—	(226)
Dividends to owners declared	—	—	(17,028)	—	—	—	—	—	(17,028)
Equity-based compensation expense	—	—	4,877	—	—	—	—	—	4,877
Net (loss) income	—	—	—	—	(1,647)	—	—	266	(1,381)
Other comprehensive loss	—	—	—	(1,185)	—	—	—	—	(1,185)
Repurchase of common stock	—	—	—	—	—	(129,445)	(1,537)	—	(1,537)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(849)	(849)
BALANCE - September 6, 2016	65,541,269	$655	$250,733	$(8,434)	$(87,484)	(129,445)	$(1,537)	$9,835	$163,768

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

As of September 6, 2016, we own, lease or operate through joint ventures 151 golf and country clubs and manage nine golf and country clubs. Likewise, we own, lease or operate through a joint venture 45 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated condensed financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During the thirty-six weeks ended September 6, 2016 and September 8, 2015, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated condensed statements of operations were $3.3 million and $3.3 million for the twelve weeks ended September 6, 2016 and September 8, 2015, respectively, and $9.8 million and $9.5 million for the thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively.

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

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.7 million collateralized by assets of the entity totaling $3.9 million as of September 6, 2016. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of September 6, 2016 total $4.7 million compared to recorded assets of $7.1 million. The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.8 million and $11.3 million at September 6, 2016 and December 29, 2015, respectively.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of September 6, 2016 and December 29, 2015, net of intercompany amounts:

	September 6, 2016	December 29, 2015
Current assets	$1,538	$1,201
Fixed assets, net	9,418	9,245
Other assets	844	839
Total assets	$11,800	$11,285

Current liabilities	$1,465	$1,228
Long-term debt	13,128	13,026
Other long-term liabilities	24,568	23,817
Noncontrolling interest	5,459	5,619
Company capital	(32,820)	(32,405)
Total liabilities and equity	$11,800	$11,285

4. INVESTMENTS

We have an equity method investment in one active golf and country club joint venture with a carrying value of $0.4 million and $0.5 million at September 6, 2016 and December 29, 2015, respectively. Our share of earnings in the equity investment is included in equity in (earnings) loss from unconsolidated ventures in the consolidated condensed statements of operations.

We also have an equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $1.4 million and $2.0 million at September 6, 2016 and December 29, 2015, respectively. Our share of earnings in the equity investment is included in equity in (earnings) loss from unconsolidated ventures in the consolidated condensed statements of operations. Additionally, we recognized $2.0 million and $3.5 million of return on our equity investment in Avendra within interest and investment income during the twelve and thirty-six weeks ended September 8, 2015, respectively. No return on our equity investment in Avendra was recorded during the twelve and thirty-six weeks ended September 6, 2016. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of our consolidated condensed statements of cash flows.

We also have contractual agreements with the Avendra joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $0.0 million and $2.9 million during the twelve and thirty-six weeks ended September 6, 2016, respectively, and $0.0 million and $2.5 million during the twelve and thirty-six weeks ended September 8, 2015, respectively.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations and loan origination fees, as follows, as of September 6, 2016 and December 29, 2015:

	September 6, 2016		December 29, 2015
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$1,019,983	$1,048,500	$1,019,511	$1,020,625
Level 3	50,540	41,550	49,952	40,794
Total	$1,070,523	$1,090,050	$1,069,463	$1,061,419
______________________

(1)
The recorded value for Level 2 debt obligations is presented net of the $5.0 million and $5.5 million discount as of September 6, 2016 and December 29, 2015, respectively, on the Secured Credit Facilities, as defined in Note 9.

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

The carrying value of financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of September 6, 2016 and December 29, 2015.

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

Property and Equipment—We recognized impairment losses to property and equipment of $0.9 million during the twelve and thirty-six weeks ended September 6, 2016 and $0.8 million and $1.8 million during the twelve and thirty-six weeks ended September 8, 2015, respectively, to adjust the carrying amount of certain property and equipment to its fair value of zero, due to continued and projected lower operating results as well as changes in the expected holding period of certain fixed assets. The valuation methods used to determine fair value included an evaluation of the sales price of comparable real estate properties, a sales comparison approach, an analysis of discounted future cash flows using a risk-adjusted discount rate, an income approach, and consideration of historical cost adjusted for economic obsolescence, a cost approach. The fair value calculations associated with these valuations are classified as Level 3 measurements.

Investments and Other Assets—We evaluate our investments and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. We recognized impairment losses to investments and other assets of $0.7 million and $1.2 million during the twelve and thirty-six weeks ended September 6, 2016, respectively, to adjust the carrying amount of certain assets to their fair value of zero. There were no impairments recorded to these assets during the twelve and thirty-six weeks ended September 8, 2015.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at September 6, 2016 and December 29, 2015:

	September 6, 2016	December 29, 2015
Land and non-depreciable land improvements	$602,914	$600,819
Depreciable land improvements	490,420	478,352
Buildings and recreational facilities	530,274	511,124
Machinery and equipment	291,086	264,129
Leasehold improvements	114,509	111,184
Furniture and fixtures	104,891	97,459
Construction in progress	18,417	13,413
	2,152,511	2,076,480
Accumulated depreciation	(597,411)	(541,960)
Total	$1,555,100	$1,534,520

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. See Note 5.

We received insurance proceeds of $4.4 million related to rain and flooding events that occurred during the thirty-six weeks ended September 6, 2016, damaging certain property and equipment. These proceeds were recognized within Loss on disposals of assets.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at September 6, 2016 and December 29, 2015:

		September 6, 2016			December 29, 2015
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,152		2,152	2,068		2,068
Intangible assets with finite lives:
Member Relationships	3-7 years	2,866	$(2,354)	512	2,866	$(1,907)	959
Management Contracts	1-10 years	3,580	(1,301)	2,279	3,959	(988)	2,971
Trade names	2 years	$—	$—	$—	$1,100	$(636)	$464
Total		$33,388	$(3,655)	$29,733	$34,783	$(3,531)	$31,252

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible asset amortization expense was $0.3 million and $0.7 million for the twelve weeks ended September 6, 2016 and September 8, 2015, respectively, and $1.4 million and $2.0 million for the thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively. We recognized impairment losses to intangible assets of $0.2 million and $0.3 million during the twelve and thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively. We retired fully amortized trade name intangible assets and the related amortization of $0.0 million and $1.1 million during the twelve and thirty-six weeks ended September 6, 2016.

For each of the five years subsequent to 2015 and thereafter the amortization expense is expected to be as follows:

Year	Amount
Remainder of 2016	$385
2017	699
2018	582
2019	347
2020	212
Thereafter	566
Total	$2,791

Goodwill—The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 29, 2015	$167,460	$145,351	$312,811
September 6, 2016	$167,460	$145,351	$312,811

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at September 6, 2016 and December 29, 2015:

	September 6, 2016	December 29, 2015
Accrued compensation	$22,345	$27,247
Accrued interest	12,468	2,618
Other accrued expenses	8,351	7,576
Total accrued expenses	$43,164	$37,441

Taxes payable other than federal income taxes (1)	$15,684	$15,473
Total accrued taxes	$15,684	$15,473

Advance event and other deposits	$34,720	$18,708
Unearned dues	36,521	14,225
Deferred membership revenues	12,300	12,175
Insurance reserves	11,267	11,317
Dividends to owners declared, but unpaid	85	8,467
Other current liabilities	4,014	4,300
Total other current liabilities	$98,907	$69,192
______________________

(1)	We had no federal income taxes payable as of September 6, 2016 and December 29, 2015.

Other long-term liabilities consist of the following at September 6, 2016 and December 29, 2015:

	September 6, 2016	December 29, 2015
Uncertain tax positions	$7,663	$7,343
Deferred membership revenues	46,233	45,960
Casualty insurance loss reserves - long-term portion	16,431	14,659
Above market lease intangibles	282	352
Deferred rent	32,994	29,250
Accrued interest on notes payable related to Non-Core Development Entities	23,971	23,236
Other	3,206	2,857
Total other long-term liabilities	$130,780	$123,657

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014 and 2015. On January 25, 2016, Operations entered into a ninth amendment to the credit agreement to replace the existing revolving credit facility with a new revolving credit facility, with a capacity of $175.0 million, maturing on January 25, 2021. As of September 6, 2016, the Secured Credit Facilities are comprised of (i) a $675.0 million term loan facility, and (ii) a revolving credit facility with capacity of $175.0 million and $145.0 million available for borrowing, after deducting $30.0 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.50:1.00.

As of September 6, 2016, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.25% or (ii) an elected LIBOR plus a margin of 3.25% and the maturity date of the term loan facility is December 15, 2022. Refer also to Note 17.

As of September 6, 2016, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to limitations on the Senior Secured Leverage Ratio and a total leverage ratio (the “Total Leverage Ratio”). The Senior Secured Leverage Ratio is defined as the ratio of Operations’ Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in Note 12) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations’ Consolidated Total Debt (including the Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain a Senior Secured Leverage Ratio no greater than 4.50:1.00 and a Total Leverage Ratio of no greater than 5.75:1.00 as of the end of each fiscal quarter. As of September 6, 2016, Operations’ Senior Secured Leverage Ratio was 2.93:1.00 and the Total Leverage ratio was 4.36:1.00.

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

Mortgage Loans

On August 9, 2016, we entered into a new secured mortgage loan which was guaranteed by ClubCorp USA, Inc., a wholly owned subsidiary of Operations, (the “Wells Fargo Mortgage Loan”) with a maturity date of May 31, 2019. The note has a principal amount of $37.0 million and accrues interest at a variable rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%. The proceeds of the Wells Fargo Mortgage Loan were primarily used to repay outstanding balances on the Stonebriar / Monarch Loan and the existing mortgage loan agreements with Atlantic Capital Bank and BancFirst. There is an option to extend the maturity through August 9, 2020 and a second option to extend the maturity through August 9, 2021 upon satisfaction of certain conditions in the loan agreement.

Stonebriar / Monarch Loan—In July 2008, we entered into a secured mortgage loan with General Electric Capital Corporation for $32.0 million (the “Stonebriar / Monarch Loan”). Effective November 30, 2015, the maturity date was November 2016. On August 9, 2016, we repaid this loan using the proceeds from the Wells Fargo Mortgage Loan.

Atlantic Capital Bank—In October 2010, we entered into a new mortgage loan with Atlantic Capital Bank for $4.0 million of debt maturing in 2015 with 25 year amortization. Effective May 6, 2015, we amended the loan agreement with Atlantic Capital Bank to extend the maturity date to April 2020. On August 9, 2016, we repaid this loan using the proceeds from the Wells Fargo Mortgage Loan.

BancFirst—In May 2013, in connection with the acquisition of Oak Tree Country Club, we assumed a mortgage loan with BancFirst for $5.0 million with an original maturity of October 2014 and two twelve-month options to extend the maturity through October 2016 upon satisfaction of certain conditions in the loan agreement. Effective October 1, 2015, we extended the term of the loan to October 1, 2016. On August 9, 2016, we repaid this loan using the proceeds from the Wells Fargo Mortgage Loan.

Long-term borrowings and lease commitments as of September 6, 2016 and December 29, 2015, are summarized below:

	September 6, 2016		December 29, 2015
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

2015 Senior Notes	$350,000	8.25%	$350,000	8.25%	Fixed	2023
Secured Credit Facilities
Term Loan, gross of discount	675,000	4.25%	675,000	4.25%	Greater of (i) 4.25% or (ii) an elected LIBOR + 3.25% (1)	2022
Revolving Credit Borrowings - ($175,000 capacity) (2)	—	3.52%	—	3.42%	LIBOR plus a margin of 3.0%	2021
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(3)
Mortgage Loans
Wells Fargo Mortgage Loan	37,000	3.42%	—	—	2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%	2019
Stonebriar / Monarch Loan	—	—	29,112	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	2017
Atlantic Capital Bank	—	—	3,173	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	2020
BancFirst	—	—	3,842	4.50%	Greater of (i) 4.5% or (ii) prime rate	2016
Other indebtedness	1,703	4.75% - 6.00%	1,988	4.75% - 6.00%	Fixed	Various
	1,075,540		1,074,952
Capital leases	51,643		43,271
Total obligation	1,127,183		1,118,223
Less net loan origination fees included in long-term debt	(12,706)		(13,000)
Less current portion	(18,725)		(20,414)
Less discount on the Secured Credit Facilities’ Term Loan	(5,017)		(5,489)
Long-term debt	$1,090,735		$1,079,320
______________________

(1)	Refer also to Note 17.

(2)
As of September 6, 2016, the revolving credit facility had capacity of $175.0 million, which was reduced by the $30.0 million of standby letters of credit outstanding, leaving $145.0 million available for borrowing.

(3)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2015 and thereafter is as follows. This table reflects the contractual maturity dates as of September 6, 2016.

Year	Debt	Capital Leases	Total
Remainder of 2016	$265	$5,746	$6,011
2017	1,068	17,136	18,204
2018	1,086	13,844	14,930
2019	35,565	9,115	44,680
2020	96	4,420	4,516
Thereafter	1,037,460	1,382	1,038,842
Total	$1,075,540	$51,643	$1,127,183

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

Our annual effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes. Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve and thirty-six weeks ended September 6, 2016 was 57.3% and (9.9)%, respectively, compared to 63.0% and 5.4% for the twelve and thirty-six weeks ended September 8, 2015, respectively. For the twelve and thirty-six weeks ended September 6, 2016 and September 8, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

We are currently under audit by state income tax authorities. We have received multiple assessments related to such audits and have an immaterial amount recorded within our state income tax payable as of September 6, 2016.

As of September 6, 2016, tax years 2010 - 2015 remain open under statute for U.S. federal and most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general, tax years 2009 through 2015 remain open under statute; although certain prior years are also open as a result of the tax proceedings described below.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. In 2013, we received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.4 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

As of September 6, 2016 and December 29, 2015, we have recorded a total of $7.7 million and $7.3 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $2.9 million and $2.3 million, respectively, which are included in other liabilities in the consolidated condensed balance sheets. If we were to prevail on all uncertain tax positions recorded as of September 6, 2016, the net effect would be an income tax benefit of approximately $4.8 million, exclusive of any benefits related to interest and penalties.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of September 6, 2016.

11. NEW AND ACQUIRED CLUBS AND CLUB DIVESTITURES

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated condensed statements of operations since their date of acquisition.

Heritage Golf Club—On August 30, 2016, we purchased Heritage Golf Club, a private golf club in Hilliard, Ohio, for a purchase price and net cash consideration of $3.2 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

August 30, 2016
Land, depreciable land improvements and property and equipment	$3,407
Receivables, net of allowances of $6	202
Inventory and prepaid assets	156
Other current liabilities and accrued taxes	(271)
Long-term debt (obligation related to capital leases)	(301)
Total	$3,193

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

During the thirty-six weeks ended September 6, 2016, two management agreements were terminated, including a management agreement with Jefferson Lakeside Country Club, a private country club located in Richmond, Virginia and a management agreement with Mill Creek Country Club, a private country club located in Mill Creek, Washington. Additionally, we closed Greenspoint Club, a business and sports club we owned which was located in Houston, Texas. No material gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, losses from discontinued operations, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and a deferred revenue adjustment. The deferred revenue adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain certain covenants which are based upon specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. Adjusted EBITDA as reported is identical to the computation of Consolidated EBITDA as defined in the credit agreement governing our Secured Credit Facilities, except that for purposes of certain covenants in the credit agreement, a pro forma adjustment is made to Consolidated EBITDA in order to give effect to current period acquisitions as though they had been consummated on the first day of the four quarter period presented. The pro forma impact gives effect to all acquisitions in the four quarters ended September 6, 2016 as though they had been consummated on the first day of the fourth quarter of fiscal year 2015.

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

We also disclose corporate expenses and other operations, which consists of other business activities including ancillary revenues related to alliance arrangements, a portion of the revenue associated with upgrade offerings, reimbursements for certain costs of operations at managed clubs, corporate overhead expenses and shared services. Other operations also includes corporate assets such as cash, goodwill, intangible assets, and loan origination fees. While corporate expenses and other operations is not a segment, disclosing corporate expenses and other operations facilitates the reconciliation from segment results to consolidated results.

The table below shows summarized financial information by segment for the twelve and thirty-six weeks ended September 6, 2016 and September 8, 2015:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015
Revenues
Golf and Country Clubs (1)	$215,480	$210,624	$608,078	$582,610
Business, Sports and Alumni Clubs (1)	40,347	40,156	128,201	126,214
Other operations	6,218	5,087	15,058	13,141
Elimination of intersegment revenues and segment reporting adjustments	(2,959)	(3,317)	(9,127)	(10,118)
Revenues relating to divested clubs (2)	246	2,810	969	9,332
Total consolidated revenues	$259,332	$255,360	$743,179	$721,179

Golf and Country Clubs Adjusted EBITDA	$59,949	$58,172	$176,164	$164,651
Business, Sports and Alumni Clubs Adjusted EBITDA	$6,790	$5,954	$24,662	$22,657
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

(2)	When clubs are divested, the associated revenues are excluded from segment results for all periods presented.

	As of
Total Assets	September 6, 2016	December 29, 2015
Golf and Country Clubs	$1,601,564	$1,554,448
Business, Sports and Alumni Clubs	96,067	89,823
Other operations	474,814	490,980
Consolidated	$2,172,445	$2,135,251

The following table presents revenue by product type:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015
Revenues by Type
Dues	$121,068	$116,435	$357,239	$338,037
Food and beverage	66,397	65,102	198,194	191,785
Golf	48,139	49,118	123,063	123,217
Other	23,728	24,705	64,683	68,140
Total	$259,332	$255,360	$743,179	$721,179

The table below provides a reconciliation of Golf and Country Clubs Adjusted EBITDA and Business, Sports and Alumni Adjusted EBITDA to income (loss) before income taxes for the twelve and thirty-six weeks ended September 6, 2016 and September 8, 2015:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015
Golf and Country Clubs Adjusted EBITDA	$59,949	$58,172	$176,164	$164,651
Business, Sports and Alumni Clubs Adjusted EBITDA	6,790	5,954	24,662	22,657
Interest expense	(20,172)	(16,170)	(60,530)	(48,587)
Interest and investment income	161	2,139	414	3,816
Depreciation and amortization	(25,169)	(24,562)	(73,738)	(71,616)
Impairments and disposition of assets (1)	(2,869)	(4,631)	(9,024)	(15,423)
Income (loss) from divested clubs (2)	36	18	(476)	(54)
Non-cash adjustments (3)	(272)	(463)	107	(1,389)
Acquisition related costs (4)	(156)	(838)	(1,099)	(3,697)
Capital structure costs (5)	(100)	(500)	(1,050)	(1,851)
Centralization and transformation costs (6)	(2,648)	(1,487)	(7,127)	(4,790)
Other adjustments (7)	(1,960)	(2,337)	(4,231)	(5,089)
Equity-based compensation expense (8)	(1,880)	(1,295)	(4,877)	(3,510)
Deferred revenue adjustment (9)	(1,212)	(1,584)	(3,910)	(5,144)
Corporate expenses and other operations (10)	(7,733)	(9,213)	(36,542)	(33,475)
Income (loss) before income taxes	$2,765	$3,203	$(1,257)	$(3,501)
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

(10)
Includes other business activities including ancillary revenues related to alliance arrangements, a portion of the revenue associated with upgrade offerings, costs of operations at managed clubs, corporate overhead expenses and shared services expenses.

13. EARNINGS PER SHARE
GAAP requires that earnings per share (“EPS”) calculations treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities (participating securities) and that basic EPS be calculated using the two-class method. We have granted RSAs (as defined below) that contain non-forfeitable rights to dividends. Such awards are considered participating securities. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We have also granted RSAs that contain forfeitable rights to dividends. These awards are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation.
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
Presented below is basic and diluted EPS for the twelve and thirty-six weeks ended September 6, 2016 and September 8, 2015 (in thousands, except per share amounts):

	Twelve Weeks Ended				Thirty-Six Weeks Ended
	September 6, 2016		September 8, 2015		September 6, 2016		September 8, 2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share	$1,170	$1,170	$1,252	$1,252	$(1,894)	$(1,894)	$(3,166)	$(3,166)
Weighted-average shares outstanding	64,530	64,530	64,621	64,621	64,507	64,507	64,350	64,350
Effect of dilutive equity-based awards	—	126	—	282	—	—	—	—
Total Shares	64,530	64,656	64,621	64,903	64,507	64,507	64,350	64,350
Net income (loss) attributable to ClubCorp per share	$0.02	$0.02	$0.02	$0.02	$(0.03)	$(0.03)	$(0.05)	$(0.05)
The basis for the numerator for earnings per share is Net income (loss) attributable to ClubCorp. The numerator was adjusted by less than $0.1 million and approximately $0.2 million for the earnings and dividends allocated to participating securities during the twelve and thirty-six weeks ended September 6, 2016, respectively. There were no material dividends allocated to participating securities during the twelve and thirty-six weeks ended September 8, 2015.

Potential common shares are excluded from the calculation of diluted EPS when the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. For the thirty-six weeks ended September 6, 2016 and September 8, 2015 there are 0.1 million and 0.3 million potential common shares excluded from the calculation of diluted EPS, respectively.

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

The following table shows total equity-based compensation expense included in the consolidated condensed statements of operations:

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015
Club operating costs exclusive of depreciation	$810	$333	$2,076	$995
Selling, general and administrative	1,070	962	2,801	2,515
Pre-tax equity-based compensation expense	1,880	1,295	4,877	3,510
Less: benefit for income taxes	(702)	(492)	(1,822)	(1,302)
Equity-based compensation expense, net of tax	$1,178	$803	$3,055	$2,208

As of September 6, 2016, there was approximately $16.0 million of unrecognized expense related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted RSAs, PSUs, Adjusted EBITDA-Based PSUs and restricted stock units (“RSUs”) under the Stock Plan. As of September 6, 2016, approximately 1.2 million shares of common stock were available for future issuance under the Stock Plan. Treasury stock may be used to settle awards under the Stock Plan.

The following table summarizes RSA, PSU and Adjusted EBITDA-Based PSU activity for the thirty-six weeks ended September 6, 2016:

	Restricted stock awards		Performance-based awards (1)
	Shares	Weighted Average Grant Date Fair Value	Target shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 29, 2015	330,470	$18.37	227,410	$18.49
Granted	876,418	$11.80	741,030	$9.87
Vested	(122,727)	$18.79	—	$—
Forfeited	(46,364)	$13.81	(63,878)	$16.09
Canceled	(29,521)	$18.63	—	$—
Non-vested balance at September 6, 2016	1,008,276	$12.81	904,562	$11.60
______________________

(1)    Includes PSUs and Adjusted EBITDA-Based PSUs.

Dividends—The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Fiscal Year 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015
September 3, 2015	$0.13	October 1, 2015	$8,416	October 15, 2015
December 9, 2015	$0.13	January 4, 2016	$8,416	January 15, 2016

Fiscal Year 2016
February 18, 2016	$0.13	April 5, 2016	$8,520	April 15, 2016
June 10, 2016	$0.13	July 1, 2016	$8,508	July 15, 2016

Share Repurchase Plan—On February 24, 2016, we announced that our Board of Directors authorized a repurchase of up to $50.0 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. During the twelve and thirty-six weeks ended September 6, 2016, we purchased 25,120 and 129,445 shares under the share repurchase plan, respectively. As of September 6, 2016, approximately $48.5 million remained authorized under the share repurchase plan.

15. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business and to invest in our information technology systems. As of September 6, 2016, we had capital commitments of $22.4 million.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. In 2013, we received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.4 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

We are currently under audit by state income tax authorities. We have received multiple assessments related to such audits and have an immaterial amount recorded within our state income tax payable as of September 6, 2016.

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

16. RELATED PARTY TRANSACTIONS

We had receivables of $0.1 million and $0.1 million, as of September 6, 2016 and December 29, 2015, respectively, for outstanding advances from a golf club joint venture in which we have an equity method investment. We recorded $0.1 million in the thirty-six weeks ended September 6, 2016 and $0.1 million in the thirty-six weeks ended September 8, 2015, in management fees from this venture. There were no material management fees recorded for the twelve weeks ended September 6, 2016 and September 8, 2015. As of September 6, 2016 and December 29, 2015, we had a receivable of $3.3 million and $3.2 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

17. SUBSEQUENT EVENTS

On September 29, 2016, our Board of Directors declared a cash dividend of $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on October 10, 2016. This dividend is expected to be paid on October 17, 2016.

On September 30, 2016, Operations entered into a tenth amendment to the credit agreement governing the Secured Credit Facilities to decrease the interest rate on the term loan facility to a variable rate calculated as the higher of (a) 4.0% or (b) an elected LIBOR plus a margin of 3.0%.

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

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness could cause our debt service obligations to increase significantly;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions;

•	complications in integrating acquired businesses and properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill;

•	risks related to tax examinations by the IRS and other tax authorities in jurisdictions in which we operate;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	significant changes in our stock price, including those caused by future sales of our common stock;

•	our ability to declare and pay dividends;

•	information published by securities analysts or other market participants that negatively impacts our stock price and trading volume;

•	anti-takeover provisions could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities;

•	increased costs and substantial increased time of our management team required as a result of operating as a public company; and

•	other factors described herein and in our 2015 Annual Report filed with the Securities and Exchange Commission (“SEC”).

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of September 6, 2016, our portfolio of 208 owned or operated clubs, with approximately 186,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 151 golf and country clubs and manage nine golf and country clubs. Likewise, we own, lease or operate through a joint venture 45 business, sports and alumni clubs and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 127 of our 160 golf and country clubs. Our golf and country clubs include 135 private country clubs, 16 semi-private clubs and nine public golf courses. Our business, sports and alumni clubs include 30 business clubs, 10 business and sports clubs, six alumni clubs, and two sports clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such program is our Optimal Network Experiences program (“O.N.E.”), an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of September 6, 2016, approximately 54% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 50% of memberships that were enrolled in one or more of our upgrade programs as of December 29, 2015. As of September 6, 2016, 154 of our clubs offered O.N.E., compared to 152 as of December 29, 2015.

The following tables present our membership counts for clubs which we own, lease or operate through a joint venture, excluding managed clubs, at the end of the periods indicated.

	September 6, 2016	December 29, 2015	Change	% Change
Golf and Country Clubs (1)	121,906	116,303	5,603	4.8%
Business, Sports and Alumni Clubs (1)	54,859	56,130	(1,271)	(2.3)%
Total memberships at end of period (1)	176,765	172,433	4,332	2.5%
_______________________

(1)
Membership counts exclude memberships at managed clubs. As of September 6, 2016, we had 9,238 memberships at managed clubs, including 3,885 memberships at golf and country clubs and 5,353 memberships at business, sports and alumni clubs, excluding certain international club memberships.

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

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, dry, cold or rainy weather in a given region can be expected to impact our golf-related revenue for that region. For example, during the twelve weeks ended June 14, 2016 we experienced unusual amounts of rain and flooding events at our clubs in the Houston, Texas market, which negatively impacted our golf-related revenue in the market. Additionally, a significant amount of capital expenditure will be required to fully repair the impacted clubs, a portion of which has already been incurred. The majority of this capital expenditure is expected to be offset by insurance proceeds, a portion of which has already been received, resulting in an insignificant impact to our net cash flows used for investing activities for the rest of the year. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the impacted region. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage, which we have experienced from time to time. A severe drought affecting a large number of properties could have a material adverse effect on our business and results of operations.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 30, 2014	116	18	17	6	157	1	44	4	1	50
First Quarter 2015 (1)	2	—	(5)	—	(3)	—	—	(1)	—	(1)
Second Quarter 2015 (2)	6	—	(1)	—	5	—	—	—	—	—
Third Quarter 2015 (3)	—	—	(1)	—	(1)	—	—	(1)	—	(1)
Fourth Quarter 2015 (4)	—	—	—	—	—	—	—	1	—	1
December 29, 2015	124	18	10	6	158	1	44	3	1	49
First Quarter 2016 (5)	2	—	(1)	—	1	(1)	—	—	—	(1)
Second Quarter 2016 (6)	—	—	1	—	1	—	—	—	—	—
Third Quarter 2016 (7)	1	—	(1)	—	—	—	—	—	—	—
September 6, 2016	127	18	9	6	160	—	44	3	1	48
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

(7)
In August 2016, we purchased Heritage Golf Club, a private country club in Hilliard, Ohio. During the twelve weeks ended September 6, 2016, the management agreement with Mill Creek Country Club, a private country club located in Mill Creek, Washington was terminated.

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

We also disclose corporate expenses and other operations, which consists of other business activities including ancillary revenues related to alliance arrangements, a portion of the revenue associated with upgrade offerings, reimbursements for certain costs of operations at managed clubs, corporate overhead expenses and shared services. Corporate expenses and other operations also includes corporate assets such as cash, goodwill, intangible assets, and loan origination fees.

EBITDA and Adjusted EBITDA

Adjusted EBITDA is a key financial measure used by our management to (1) internally measure our operating performance, (2) evaluate segment performance and allocate resources and support certain valuation analyses and (3) assess our ability to service our debt, incur additional debt, make acquisitions, pay dividends and make capital expenditures. We believe that Adjusted EBITDA is useful to investors and lenders as a performance measure because it adjusts our operating results to be reflective of our core, ongoing, operating performance. As such, Adjusted EBITDA provides relevant information about trends for the periods presented and adjusts for the impact of certain items on a consistent basis from period to period. We believe this measure allows investors and lenders to evaluate performance using the same metrics that management uses to evaluate performance and plan annual budgets. We also believe Adjusted EBITDA is useful as a liquidity measure because it demonstrates our ability to service our debt, incur additional debt, make acquisitions, pay dividends and make capital expenditures. See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA.

The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Thirty-Six Weeks Ended		Four Quarters Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015	September 6, 2016
	(dollars in thousands)
Net income (loss)	$1,182	$1,185	$(1,381)	$(3,314)	$(7,640)
Interest expense	20,172	16,170	60,530	48,587	82,615
Income tax expense (benefit)	1,583	2,018	124	(187)	1,940
Interest and investment income	(161)	(2,139)	(414)	(3,816)	(2,115)
Depreciation and amortization	25,169	24,562	73,738	71,616	106,066
EBITDA	$47,945	$41,796	$132,597	$112,886	$180,866
Impairments and disposition of assets (1)	2,869	4,631	9,024	15,423	18,147
(Income) loss from divested clubs (2)	(36)	(18)	476	54	508
Loss on extinguishment of debt (3)	—	—	—	—	2,599
Non-cash adjustments (4)	272	463	(107)	1,389	512
Acquisition related costs (5)	156	838	1,099	3,697	2,367
Capital structure costs (6)	100	500	1,050	1,851	9,246
Centralization and transformation costs (7)	2,648	1,487	7,127	4,790	10,832
Other adjustments (8)	1,960	2,337	4,231	5,089	6,541
Equity-based compensation expense (9)	1,880	1,295	4,877	3,510	6,337
Deferred revenue adjustment (10)	1,212	1,584	3,910	5,144	5,877
Adjusted EBITDA	$59,006	$54,913	$164,284	$153,833	$243,832

The following table provides a reconciliation of net cash provided by operating activities to Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Thirty-Six Weeks Ended		Four Quarters Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015	September 6, 2016
	(dollars in thousands)
Net cash provided by operating activities	$27,635	$36,617	$97,871	$98,614	$151,527
Interest expense	20,172	16,170	60,530	48,587	82,615
Income tax expense (benefit)	1,583	2,018	124	(187)	1,940
Interest and investment income	(161)	(2,139)	(414)	(3,816)	(2,115)
(Income) loss from divested clubs (2)	(36)	(18)	476	54	508
Loss on extinguishment of debt (3)	—	—	—	—	2,599
Non-cash adjustments (4)	272	463	(107)	1,389	512
Acquisition related costs (5)	156	838	1,099	3,697	2,367
Capital structure costs (6)	100	500	1,050	1,851	9,246
Centralization and transformation costs (7)	2,648	1,487	7,127	4,790	10,832
Other adjustments (8)	1,960	2,337	4,231	5,089	6,541
Deferred revenue adjustment (10)	1,212	1,584	3,910	5,144	5,877
Certain adjustments to reconcile net income to operating cash flows (11)	3,465	(4,944)	(11,613)	(11,379)	(28,617)
Adjusted EBITDA	$59,006	$54,913	$164,284	$153,833	$243,832
______________________

The following footnotes relate to the two preceding tables.

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

(7)
Includes fees and expenses associated with initial compliance with Section 404(b) of the Sarbanes-Oxley Act (‘‘SOX 404(b)’’), which were primarily incurred in fiscal year 2015 and the twelve weeks ended March 22, 2016, and related centralization and transformation of administrative processes, finance processes and related IT systems.

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

(11)
Includes the following adjustments to reconcile net loss to net cash provided by operating activities from our Unaudited Consolidated Condensed Statements of Cash Flows: Net change in prepaid expenses and other assets, net change in receivables and membership notes, net change in accounts payable and accrued liabilities, net change in other current liabilities, bad debt expense, equity in loss (earnings) from unconsolidated ventures, gain on investment in unconsolidated ventures, distribution from investment in unconsolidated ventures, debt issuance costs and term loan discount, accretion of discount on member deposits, net change in deferred tax assets and liabilities and net change in other long-term liabilities. Certain other adjustments to reconcile net income (loss) to net cash provided by operating activities are not included as they are excluded from both net cash provided by operating activities and Adjusted EBITDA.

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended				Thirty-Six Weeks Ended
	September 6, 2016	% of Revenue	September 8, 2015	% of Revenue	September 6, 2016	% of Revenue	September 8, 2015	% of Revenue
	(in thousands, except per share amounts)
Revenues:
Club operations	$192,142	74.1%	$189,705	74.3%	$542,034	72.9%	$526,966	73.1%
Food and beverage	66,397	25.6%	65,102	25.5%	198,194	26.7%	191,785	26.6%
Other revenues	793	0.3%	553	0.2%	2,951	0.4%	2,428	0.3%
Total revenues	259,332		255,360		743,179		721,179

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	169,555	65.4%	168,542	66.0%	482,066	64.9%	474,774	65.8%
Cost of food and beverage sales exclusive of depreciation	23,478	9.1%	23,191	9.1%	67,816	9.1%	65,317	9.1%
Depreciation and amortization	25,169	9.7%	24,562	9.6%	73,738	9.9%	71,616	9.9%
Provision for doubtful accounts	1,303	0.5%	1,373	0.5%	2,387	0.3%	1,876	0.3%
Loss on disposals of assets	1,071	0.4%	3,587	1.4%	6,726	0.9%	13,309	1.8%
Impairment of assets	1,798	0.7%	1,044	0.4%	2,298	0.3%	2,114	0.3%
Equity in (earnings) loss from unconsolidated ventures	(1,193)	(0.5)%	479	0.2%	(3,296)	(0.4)%	934	0.1%
Selling, general and administrative	15,375	5.9%	15,348	6.0%	52,585	7.1%	49,969	6.9%
Operating income	22,776	8.8%	17,234	6.7%	58,859	7.9%	41,270	5.7%

Interest and investment income	161	0.1%	2,139	0.8%	414	0.1%	3,816	0.5%
Interest expense	(20,172)	(7.8)%	(16,170)	(6.3)%	(60,530)	(8.1)%	(48,587)	(6.7)%
Income (loss) before income taxes	2,765	1.1%	3,203	1.3%	(1,257)	(0.2)%	(3,501)	(0.5)%
Income tax (expense) benefit	(1,583)	(0.6)%	(2,018)	(0.8)%	(124)	—%	187	—%
NET INCOME (LOSS)	1,182	0.5%	1,185	0.5%	(1,381)	(0.2)%	(3,314)	(0.5)%
Net loss (income) attributable to noncontrolling interests	6	—%	67	—%	(266)	—%	148	—%
Net income (loss) attributable to ClubCorp	$1,188	0.5%	$1,252	0.5%	$(1,647)	(0.2)%	$(3,166)	(0.4)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,530		64,621		64,507		64,350
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,656		64,903		64,507		64,350

INCOME (LOSS) PER COMMON SHARE:
Net income (loss) attributable to ClubCorp, Basic	$0.02		$0.02		$(0.03)		$(0.05)
Net income (loss) attributable to ClubCorp, Diluted	$0.02		$0.02		$(0.03)		$(0.05)

Comparison of the Twelve Weeks Ended September 6, 2016 and September 8, 2015

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended September 6, 2016 and September 8, 2015.

	Twelve Weeks Ended
	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Total revenues	$259,332	$255,360	$3,972	1.6%
Club operating costs and expenses exclusive of depreciation (1)	194,336	193,106	1,230	0.6%
Depreciation and amortization	25,169	24,562	607	2.5%
Loss on disposals of assets	1,071	3,587	(2,516)	(70.1)%
Impairment of assets	1,798	1,044	754	72.2%
Equity in (earnings) loss from unconsolidated ventures	(1,193)	479	(1,672)	(349.1)%
Selling, general and administrative	15,375	15,348	27	0.2%
Operating income	22,776	17,234	5,542	32.2%
Interest and investment income	161	2,139	(1,978)	(92.5)%
Interest expense	(20,172)	(16,170)	(4,002)	(24.7)%
Income before income taxes	2,765	3,203	(438)	(13.7)%
Income tax expense	(1,583)	(2,018)	435	21.6%
Net income	$1,182	$1,185	$(3)	(0.3)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $259.3 million for the twelve weeks ended September 6, 2016 increased $4.0 million, or 1.6%, over the twelve weeks ended September 8, 2015, largely due to $5.0 million of revenue attributable to club properties added in 2015 and 2016. Same store golf and country club revenue increased by $1.0 million driven primarily by increases in same store dues which were partially offset by decreases in golf operations and other revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased slightly, by $0.2 million. The results are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”. The remaining change is primarily related to a $2.6 million decrease in revenue related to divested clubs, including management fees and reimbursements for certain operating costs at managed clubs.

Club operating costs and expenses totaling $194.3 million for the twelve weeks ended September 6, 2016 increased $1.2 million, or 0.6%, compared to the twelve weeks ended September 8, 2015. The increase is largely due to $4.2 million of club operating costs and expenses from club properties added in 2015 and 2016 and a $0.5 million increase in equity-based compensation offset by a $1.5 million decrease in costs related to divested clubs and a $0.8 million decrease in rent expense. The remaining decrease is largely related to $1.1 million in certain operating costs at divested managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income.
Depreciation and amortization expense increased $0.6 million, or 2.5%, during the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015. Depreciation expense increased $1.0 million due to our increased fixed asset balances primarily related to club acquisitions, along with the related impact of reinvention and expansion capital spend. Amortization expense decreased $0.4 million largely due to the termination of club management agreements. During the twelve weeks ended September 6, 2016, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni Clubs was $20.3 million and $2.8 million, respectively. During the twelve weeks ended September 8, 2015, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni clubs was $19.9 million and $2.6 million, respectively. These expenses were primarily made up of depreciation on our property and equipment and amortization of intangibles related to management contracts.

Loss on disposal of assets for the twelve weeks ended September 6, 2016 and September 8, 2015 of $1.1 million and $3.6 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations. During the twelve weeks ended September 6, 2016, our losses were reduced by $4.0 million of insurance proceeds received in conjunction with the rain and flooding events that occurred during the year, primarily at our clubs in the Houston, Texas market. During the twelve weeks ended September 6, 2016, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $0.5 million and $0.2 million, respectively. During the twelve weeks ended September 8, 2015, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni clubs was $3.5 million and $0.1 million, respectively. These expenses related primarily to asset retirements associated with our club reinventions and in the ordinary course of business.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was $1.2 million and a loss of $0.5 million for the twelve weeks ended September 6, 2016 and September 8, 2015, respectively. Interest and investment income decreased $2.0 million to $0.2 million in the twelve weeks ended September 6, 2016, compared to the twelve weeks ended September 8, 2015, due primarily to earnings on our Avendra, LLC equity investment recorded to investment income in the twelve weeks ended September 8, 2015 while no earnings on our Avendra, LLC equity investment were recorded to investment income in the twelve weeks ended September 6, 2016.

Selling, general and administrative expenses of $15.4 million for the twelve weeks ended September 6, 2016 increased slightly, by 0.2%, compared to the twelve weeks ended September 8, 2015. The major components of selling, general and administrative expenses are shown in the table below.

	Twelve Weeks Ended
Components of selling, general and administrative expense (1)	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$14,207	$13,892	$315	2.3%
Capital structure costs	98	494	(396)	(80.2)%
Equity-based compensation	1,070	962	108	11.2%
Selling, general and administrative	$15,375	$15,348	$27	0.2%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $14.2 million for the twelve weeks ended September 6, 2016, an increase of $0.3 million, or 2.3%, compared to the twelve weeks ended September 8, 2015. This included an increase of $1.1 million in costs primarily related to the design phase of our centralization of administrative processes and a $0.5 million increase in severance expense. These increases were offset by a $1.1 million decrease in incentive compensation and a $0.2 million decrease in acquisition costs.

Capital structure costs included within selling, general and administrative expenses of $0.1 million and $0.5 million during the twelve weeks ended September 6, 2016 and September 8, 2015, respectively, were comprised of costs related to amendments to the credit agreement governing the Secured Credit Facilities.

Interest expense totaled $20.2 million and $16.2 million for the twelve weeks ended September 6, 2016 and September 8, 2015, respectively. The $4.0 million increase in interest expense is primarily comprised of an increase of $6.6 million in interest due to the issuance of the 2015 Senior Notes offset by a $2.2 million decrease in interest on the term loan facility due to a lower principal balance outstanding during the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015. During the twelve weeks ended September 6, 2016, interest expense for Golf and Country Clubs and Business, Sports and Alumni Clubs was $4.8 million and $0.9 million, respectively. During the twelve weeks ended September 8, 2015, interest expense for Golf and Country Clubs and Business, Sports and Alumni clubs was $4.8 million and $1.2 million, respectively. The interest expense for Golf and Country Clubs was primarily driven by accretion expense related to membership initiation payments along with interest expense related to various mortgage loans. The interest expense for Business, Sports and Alumni Clubs was primarily driven by accretion expense related to membership initiation payments.

Income tax expense for the twelve weeks ended September 6, 2016 increased $0.4 million compared to the twelve weeks ended September 8, 2015, and the effective tax rates were 57.3% and 63.0% for the twelve weeks ended September 6, 2016 and September 8, 2015, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended September 6, 2016 and September 8, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the twelve weeks ended September 6, 2016 and September 8, 2015:

	Twelve Weeks Ended
Consolidated Summary	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Total Revenue	$259,332	$255,360	$3,972	1.6%

Golf and Country Clubs Adjusted EBITDA (1)	$59,949	$58,172	$1,777	3.1%
Business, Sports and Alumni Clubs Adjusted EBITDA (1)	6,790	5,954	836	14.0%
Corporate expenses and other operations	(7,733)	(9,213)	1,480	16.1%
Adjusted EBITDA	$59,006	$54,913	$4,093	7.5%
_______________________________

(1)
See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and for a reconciliation of Golf and Country Clubs Adjusted EBITDA and Business, Sports and Alumni Adjusted EBITDA to income (loss) before income taxes.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended September 6, 2016 and the twelve weeks ended September 8, 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$94,709	$91,948	$2,761	3.0%
Food and Beverage	44,164	44,024	140	0.3%
Golf Operations	47,642	49,105	(1,463)	(3.0)%
Other	15,294	15,743	(449)	(2.9)%
Revenue	$201,809	$200,820	$989	0.5%
Club operating costs and expenses exclusive of depreciation	$143,600	$143,506	$94	0.1%
Adjusted EBITDA	$58,209	$57,314	$895	1.6%
Adjusted EBITDA Margin	28.8%	28.5%	30 bps	1.1%

New or Acquired Clubs
Revenue	$13,671	$9,804	$3,867	NM
Club operating costs and expenses exclusive of depreciation	$11,931	$8,946	$2,985	NM
Adjusted EBITDA	$1,740	$858	$882	NM

Total Golf and Country Clubs
Revenue	$215,480	$210,624	$4,856	2.3%
Club operating costs and expenses exclusive of depreciation	$155,531	$152,452	$3,079	2.0%
Adjusted EBITDA	$59,949	$58,172	$1,777	3.1%
Adjusted EBITDA Margin	27.8%	27.6%	20 bps	0.7%

Total memberships, excluding managed club memberships	121,906	118,496	3,410	2.9%

Total revenue for same store golf and country clubs increased $1.0 million, or 0.5%, for the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015 due primarily to increases in same store dues offset by decreases in golf operations and other revenue. Same store dues revenue increased $2.8 million, or 3.0%, due primarily to a rate increase in dues per same store average membership and greater participation in the O.N.E. program. Golf operations revenue decreased $1.5 million, or 3.0%, due to lower greens fees, cart fees, and retail sales. Golf operations revenue and food and beverage a la carte revenue were negatively impacted by post-flood remediation of Houston clubs, construction projects and increased rainfall compared to prior year in certain areas. Other revenue decreased $0.4 million, or 2.9%, largely due to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $0.1 million, or 0.1%, for the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015. These operating costs, as a percentage of total same store club revenue, were 63.0% and 63.3% for the same periods, respectively.
Costs of food and beverage sales for same store golf and country clubs were flat for the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015, consistent with food and beverage sales. These costs, as a percentage of food and beverage revenues, were 37.0% and 37.1% for the same periods, respectively.

Adjusted EBITDA for same store golf and country clubs increased $0.9 million, or 1.6%, for the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015, largely due to the increase in higher margin dues revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for the twelve weeks ended September 6, 2016 increased 30 basis points over the twelve weeks ended September 8, 2015.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended September 6, 2016 and the twelve weeks ended September 8, 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$18,882	$18,730	$152	0.8%
Food and Beverage	18,736	18,583	153	0.8%
Other	2,691	2,843	(152)	(5.3)%
Revenue	$40,309	$40,156	$153	0.4%
Club operating costs and expenses exclusive of depreciation	$33,551	$34,197	$(646)	(1.9)%
Adjusted EBITDA	$6,758	$5,959	$799	13.4%
Adjusted EBITDA Margin	16.8%	14.8%	200 bps	13.5%

New or Acquired Clubs
Revenue	$38	$—	$38	NM
Club operating costs and expenses exclusive of depreciation	$6	$5	$1	NM
Adjusted EBITDA	$32	$(5)	$37	NM

Total Business, Sports and Alumni Clubs
Revenue	$40,347	$40,156	$191	0.5%
Club operating costs and expenses exclusive of depreciation	$33,557	$34,202	$(645)	(1.9)%
Adjusted EBITDA	$6,790	$5,954	$836	14.0%
Adjusted EBITDA Margin	16.8%	14.8%	200 bps	13.5%

Total memberships, excluding managed club memberships	54,859	56,089	(1,230)	(2.2)%

Total revenues for same store business, sports and alumni clubs increased $0.2 million, or 0.4%, for the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015 primarily due to increases in food and beverage revenue and same store dues. Food and beverage revenue increased $0.2 million, or 0.8%, due primarily to an increase in private party revenue, partially offset by a decrease in a la carte revenue. Dues revenue increased $0.2 million, or 0.8%, due primarily to an increase in upgrade dues related to the O.N.E program.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs decreased $0.7 million, or 2.4%, for the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015. The decrease is largely due to a decrease in fixed costs, primarily rent expense, and a decrease in incentive compensation. These operating costs, as a percentage of total same store club revenue, were 69.4% and 71.3% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs were flat for the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015, consistent with food and beverage sales, which increased slightly. These costs, as a percentage of food and beverage revenues, were 29.8% and 29.9% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs increased $0.8 million, or 13.4%, for the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015, primarily due to increases in food and beverage revenue and higher margin dues revenue combined with well controlled variable operating costs and expenses. Same store Adjusted EBITDA margin for the twelve weeks ended September 6, 2016 increased 200 basis points compared to the twelve weeks ended September 8, 2015.

Corporate expenses and other operations

The following table presents financial information for corporate expenses and other operations, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended September 6, 2016 and September 8, 2015.

	Twelve Weeks Ended
	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Corporate expenses and other operations	$(7,733)	$(9,213)	$1,480	16.1%

Corporate expenses and other operations improved $1.5 million, or 16.1%, for the twelve weeks ended September 6, 2016 compared to the twelve weeks ended September 8, 2015 due to a $1.1 million decrease in incentive compensation, a $0.3 million decrease in insurance expense related to lower claims and a $0.3 million increase in net volume rebates and allowances and cash distributions from our equity method investments, which are subject to timing. These were offset by an increase of $0.2 million in other corporate expenses.

Comparison of the Thirty-Six Weeks Ended September 6, 2016 and September 8, 2015

The following table presents key financial information derived from our consolidated condensed statements of operations for the thirty-six weeks ended September 6, 2016 and September 8, 2015.

	Thirty-Six Weeks Ended
	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Total revenues	$743,179	$721,179	$22,000	3.1%
Club operating costs and expenses exclusive of depreciation (1)	552,269	541,967	10,302	1.9%
Depreciation and amortization	73,738	71,616	2,122	3.0%
Loss on disposals of assets	6,726	13,309	(6,583)	(49.5)%
Impairment of assets	2,298	2,114	184	8.7%
Equity in (earnings) loss from unconsolidated ventures	(3,296)	934	(4,230)	(452.9)%
Selling, general and administrative	52,585	49,969	2,616	5.2%
Operating income	58,859	41,270	17,589	42.6%
Interest and investment income	414	3,816	(3,402)	(89.2)%
Interest expense	(60,530)	(48,587)	(11,943)	(24.6)%
Loss before income taxes	(1,257)	(3,501)	2,244	64.1%
Income tax (expense) benefit	(124)	187	(311)	(166.3)%
Net loss	$(1,381)	$(3,314)	$1,933	58.3%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $743.2 million for the thirty-six weeks ended September 6, 2016 increased $22.0 million, or 3.1%, over the thirty-six weeks ended September 8, 2015, largely due to $17.6 million of revenue attributable to club properties added in 2015 and 2016. Same store golf and country club revenue increased by $10.2 million driven primarily by increases in same store dues and food and beverage revenue offset by decreases in golf operations and other revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $1.9 million primarily due to increases in same store dues and food and beverage revenue. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”. The remaining change is primarily related to an $8.4 million decrease in revenue related to divested clubs, including management fees and reimbursements for certain operating costs at managed clubs.

Club operating costs and expenses totaling $552.3 million for the thirty-six weeks ended September 6, 2016 increased $10.3 million, or 1.9%, compared to the thirty-six weeks ended September 8, 2015. The increase is largely due to $14.4 million of club operating costs and expenses from club properties added in 2015 and 2016, a $2.6 million increase in variable labor costs and food and beverage cost of goods sold associated with higher revenues, a $1.7 million increase in insurance expense related to higher claims and a $1.0 million increase in equity-based compensation offset by a $4.2 million decrease in costs related to divested clubs, a $1.1 million decrease in utilities expense and a $0.9 million decrease in incentive compensation. The remaining decrease is largely related to $3.8 million in certain operating costs at divested managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income.

Depreciation and amortization expense increased $2.1 million, or 3.0%, during the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015. Depreciation expense increased $2.8 million due to our increased fixed asset balances primarily related to club acquisitions, along with the related impact of reinvention and expansion capital spend. Amortization expense decreased $0.7 million largely due to the termination of club management agreements. During the thirty-six weeks ended September 6, 2016, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni Clubs was $59.9 million and $8.2 million, respectively. During the thirty-six weeks ended September 8, 2015, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni clubs was $58.2 million and $8.0 million, respectively. These expenses were primarily made up of depreciation on our property and equipment and amortization of intangibles related to management contracts.

Loss on disposal of assets for the thirty-six weeks ended September 6, 2016 and September 8, 2015 of $6.7 million and $13.3 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations. During the thirty-six weeks ended September 6, 2016, our losses were offset by $4.4 million of insurance proceeds received in conjunction with the rain and flooding events that occurred during the year, primarily at our clubs in the Houston, Texas market. During the thirty-six weeks ended September 6, 2016, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $5.5 million and $0.1 million, respectively. During the thirty-six weeks ended September 8, 2015, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni clubs was $12.5 million and $0.3 million, respectively. These expenses related primarily to asset retirements associated with our club reinventions and in the ordinary course of business.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was $3.3 million and a loss of $0.9 million for the thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively. Interest and investment income decreased $3.4 million to $0.4 million in the thirty-six weeks ended September 6, 2016, compared to the thirty-six weeks ended September 8, 2015, due primarily to earnings on our Avendra, LLC equity investment recorded to investment income in the thirty-six weeks ended September 8, 2015 while no earnings on our Avendra, LLC equity investment were recorded to investment income in the thirty-six weeks ended September 6, 2016.

Selling, general and administrative expenses of $52.6 million for the thirty-six weeks ended September 6, 2016 increased $2.6 million, or 5.2%, compared to the thirty-six weeks ended September 8, 2015. The major components of selling, general and administrative expenses are shown in the table below.

	Thirty-Six Weeks Ended
Components of selling, general and administrative expense (1)	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$48,736	$45,616	$3,120	6.8%
Capital structure costs	1,048	1,838	(790)	(43.0)%
Equity-based compensation	2,801	2,515	286	11.4%
Selling, general and administrative	$52,585	$49,969	$2,616	5.2%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $48.7 million for the thirty-six weeks ended September 6, 2016, an increase of $3.1 million, or 6.8%, compared to the thirty-six weeks ended September 8, 2015. This included increased costs of $3.1 million related to the design phase of our centralization of administrative processes and costs related to our initial compliance with SOX 404(b), which were primarily incurred during the twelve weeks ended March 22, 2016 and a $0.6 million increase in severance expense. We also incurred an increase of $1.9 million due to higher ongoing support costs, including professional fees, payroll, costs related to software agreements and service fees, as part of our compliance with SOX 404(b) and centralization of administrative processes. These increases were offset by a $1.4 million decrease in acquisition costs and a $0.9 million decrease in incentive compensation.

Capital structure costs included within selling, general and administrative expenses of $1.0 million and $1.8 million during the thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively, were comprised of costs related to amendments to the credit agreement governing the Secured Credit Facilities.

Interest expense totaled $60.5 million and $48.6 million for the thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively. The $11.9 million increase in interest expense is primarily comprised of an increase of $19.9 million in interest due to the issuance of the 2015 Senior Notes offset by a $7.7 million decrease in interest on the term loan facility due primarily to a lower principal balance outstanding during the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015. During the thirty-six weeks ended September 6, 2016, interest expense for Golf and Country Clubs and Business, Sports and Alumni Clubs was $14.1 million and $3.0 million, respectively. During the thirty-six weeks ended September 8, 2015, interest expense for Golf and Country Clubs and Business, Sports and Alumni clubs was $14.0 million and $3.5 million, respectively. The interest expense for Golf and Country Clubs was primarily driven by accretion expense related to membership initiation payments along with interest expense related to various mortgage loans. The interest expense for Business, Sports and Alumni Clubs was primarily driven by accretion expense related to membership initiation payments.

Income tax benefit for the thirty-six weeks ended September 6, 2016 increased $0.3 million compared to the thirty-six weeks ended September 8, 2015, and the effective tax rates were (9.9)% and 5.4% for the thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the thirty-six weeks ended September 6, 2016 and September 8, 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the thirty-six weeks ended September 6, 2016 and September 8, 2015:

	Thirty-Six Weeks Ended
Consolidated Summary	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Total Revenue	$743,179	$721,179	$22,000	3.1%

Golf and Country Clubs Adjusted EBITDA (1)	$176,164	$164,651	$11,513	7.0%
Business, Sports and Alumni Clubs Adjusted EBITDA (1)	24,662	22,657	2,005	8.8%
Corporate expenses and other operations	(36,542)	(33,475)	(3,067)	(9.2)%
Adjusted EBITDA	$164,284	$153,833	$10,451	6.8%
_______________________________

(1)
See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and for a reconciliation of Golf and Country Clubs Adjusted EBITDA and Business, Sports and Alumni Adjusted EBITDA to income (loss) before income taxes.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the thirty-six weeks ended September 6, 2016 and the thirty-six weeks ended September 8, 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Thirty-Six Weeks Ended
Golf and Country Club Segment	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$279,129	$269,354	$9,775	3.6%
Food and Beverage	127,282	124,506	$2,776	2.2%
Golf Operations	126,413	127,836	$(1,423)	(1.1)%
Other	41,205	42,147	$(942)	(2.2)%
Revenue	$574,029	$563,843	$10,186	1.8%
Club operating costs and expenses exclusive of depreciation	$402,033	$400,246	$1,787	0.4%
Adjusted EBITDA	$171,996	$163,597	$8,399	5.1%
Adjusted EBITDA Margin	30.0%	29.0%	100 bps	3.4%

New or Acquired Clubs
Revenue	$34,049	$18,767	$15,282	NM
Club operating costs and expenses exclusive of depreciation	$29,881	$17,713	$12,168	NM
Adjusted EBITDA	$4,168	$1,054	$3,114	NM

Total Golf and Country Clubs
Revenue	$608,078	$582,610	$25,468	4.4%
Club operating costs and expenses exclusive of depreciation	$431,914	$417,959	$13,955	3.3%
Adjusted EBITDA	$176,164	$164,651	$11,513	7.0%
Adjusted EBITDA Margin	29.0%	28.3%	70 bps	2.5%

Total memberships, excluding managed club memberships	121,906	118,496	3,410	2.9%

Total revenue for same store golf and country clubs increased $10.2 million, or 1.8%, for the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015 due primarily to increases in same store dues and food and beverage revenue offset by decreases in golf operations revenue and other revenue. Same store dues revenue increased $9.8 million, or 3.6%, due primarily to greater participation in the O.N.E. program and a rate increase in dues per same store average membership. Food and beverage revenue increased $2.8 million, or 2.2%, due primarily to a 2.8% increase in private party revenue and a 2.6% increase in a la carte revenue. Golf operations revenue, which decreased $1.4 million, or 1.1%, was negatively impacted during the twelve weeks ended June 14, 2016, by inclement weather, primarily in the Houston, Texas market, and negatively impacted during the twelve weeks ended September 6, 2016 by post-flood remediation of Houston clubs, construction projects and increased rainfall compared to prior year in certain areas. Other revenue decreased $0.9 million, or 2.2%, largely due to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $0.7 million, or 0.2%, for the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015. The increase is primarily related to higher golf course maintenance expenses, partially offset by a decrease in incentive compensation. These operating costs, as a percentage of total same store club revenue, were 62.0% and 63.0% for the same periods, respectively.

Costs of food and beverage sales for same store golf and country clubs increased $1.1 million, or 2.5%, for the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015, due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 36.4% and 36.3% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs increased $8.4 million, or 5.1%, for the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015, largely due to the increase in higher margin dues revenue and increased food and beverage revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for the thirty-six weeks ended September 6, 2016 increased 100 basis points over the thirty-six weeks ended September 8, 2015.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the thirty-six weeks ended September 6, 2016 and the thirty-six weeks ended September 8, 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Thirty-Six Weeks Ended
Business, Sports and Alumni Club Segment	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$57,223	$55,960	$1,263	2.3%
Food and Beverage	62,652	61,829	823	1.3%
Other	8,225	8,425	(200)	(2.4)%
Revenue	$128,100	$126,214	$1,886	1.5%
Club operating costs and expenses exclusive of depreciation	$103,519	$103,534	$(15)	—%
Adjusted EBITDA	$24,581	$22,680	$1,901	8.4%
Adjusted EBITDA Margin	19.2%	18.0%	120 bps	6.7%

New or Acquired Clubs
Revenue	$101	$—	$101	NM
Club operating costs and expenses exclusive of depreciation	$20	$23	$(3)	NM
Adjusted EBITDA	$81	$(23)	$104	NM

Total Business, Sports and Alumni Clubs
Revenue	$128,201	$126,214	$1,987	1.6%
Club operating costs and expenses exclusive of depreciation	$103,539	$103,557	$(18)	—%
Adjusted EBITDA	$24,662	$22,657	$2,005	8.8%
Adjusted EBITDA Margin	19.2%	18.0%	120 bps	6.7%

Total memberships, excluding managed club memberships	54,859	56,089	(1,230)	(2.2)%

Total revenues for same store business, sports and alumni clubs increased $1.9 million, or 1.5%, for the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015 primarily due to increases in same store dues and food and beverage revenue. Dues revenue increased $1.3 million, or 2.3%, due primarily to an increase in upgrade dues related to the O.N.E program. Food and beverage revenue increased $0.8 million, or 1.3%, due primarily to an increase in private party revenue, partially offset by a decrease in a la carte revenue.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs decreased $0.3 million, or 0.3%, for the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015. The decrease is largely due to a decrease in fixed costs, primarily rent expense, and a decrease in incentive compensation. These operating costs, as a percentage of total same store club revenue, were 66.9% and 68.1% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $0.3 million, or 1.5%, for the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015, due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 28.4% and 28.3% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs increased $1.9 million, or 8.4%, for the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015, largely due to the increases in higher margin dues revenue and food and beverage revenue and lower fixed costs. Same store Adjusted EBITDA margin for the thirty-six weeks ended September 6, 2016 increased 120 basis points compared to the thirty-six weeks ended September 8, 2015.

Corporate expenses and other operations

The following table presents financial information for corporate expenses and other operations, which is comprised primarily of activities not related to our two business segments, for the thirty-six weeks ended September 6, 2016 and September 8, 2015.

	Thirty-Six Weeks Ended
	September 6, 2016	September 8, 2015	Change	% Change
	(dollars in thousands)
Corporate expenses and other operations	$(36,542)	$(33,475)	$(3,067)	(9.2)%

Corporate expenses and other operations Adjusted EBITDA decreased $3.1 million, or 9.2%, for the thirty-six weeks ended September 6, 2016 compared to the thirty-six weeks ended September 8, 2015 largely due to a $2.4 million increase in insurance expense related to higher claims and an increase of $1.9 million in ongoing support costs, including professional fees, payroll, costs related to software agreements and service fees, as part of our compliance with SOX 404(b) and centralization of administrative processes. These increases in expenses were offset by a $0.9 million decrease in incentive compensation and a $0.7 million increase in net volume rebates and allowances and cash distributions from our equity method investments, which are subject to timing. The remaining change was primarily comprised of a $0.2 million increase in other corporate expenses.

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

We anticipate that cash flows from operations will be our primary source of cash over the next twelve months. We believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, capital expenditures, debt service obligations, payment of a quarterly cash dividend pursuant to our dividend policy and stock repurchases. The payment of such quarterly dividends will be at the discretion of our Board of Directors. In the first quarter of fiscal year 2016, our Board of Directors authorized a repurchase of up to $50 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. We may also, from time to time in our sole discretion, purchase, redeem or retire our 2015 Senior Notes, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to use excess cash reserves, our revolving credit facility, proceeds from the issuance of debt or equity, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

As of September 6, 2016, cash and cash equivalents totaled $92.1 million and we had $145.0 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $237.1 million. As of October 7, 2016, we had $145.0 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $97.9 million and $98.6 million for the thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively. The $0.7 million decrease in operating cash flows is due largely to a $6.5 million decrease due to changes in working capital primarily driven by timing of certain trade payables and member billing cycles, a $4.5 million increase due to the change in deferred tax assets and liabilities, a decrease in earnings of approximately $2.6 million, after excluding loss on disposals of assets, earnings from equity investments, gain on investment in unconsolidated ventures and depreciation expense, each of which do not impact operating cash flows, and a $2.6 million increase due to the change in other long-term liabilities.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $78.4 million and $131.5 million for the thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively. The $53.1 million decrease in cash used in investing activities is primarily due to the $46.1 million decrease in cash used for the acquisition of clubs, $4.4 million of insurance proceeds related to rain and flooding events that occurred during the thirty-six weeks ended September 6, 2016, and a $2.6 million decrease in capital spent to maintain, renovate and reinvent our existing properties.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $44.2 million for the thirty-six weeks ended September 6, 2016 and cash flows provided by financing activities totaled $5.2 million for the thirty-six weeks ended September 8, 2015. During the thirty-six weeks ended September 8, 2015, we borrowed $57.0 million and repaid $10.0 million of outstanding borrowings under our revolving credit facility. There were no outstanding borrowings under our revolving credit facility during the thirty-six weeks ended September 6, 2016. We made scheduled debt repayments of $14.0 million during the thirty-six weeks ended September 6, 2016, which was a $2.0 million increase from the $12.0 million of scheduled debt repayments made during the thirty-six weeks ended September 8, 2015. During the thirty-six weeks ended September 6, 2016, we entered into a new secured mortgage loan with a principal amount of $37.0 million, the net proceeds of which were primarily used to repay outstanding balances on the existing mortgage loans of $35.3 million. Additionally, in the thirty-six weeks ended September 6, 2016, we repurchased 129,445 shares of common stock, totaling $1.5 million, under our share repurchase plan initiated in 2016.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties and invest in our information technology systems. For the thirty-six weeks ended September 6, 2016 and September 8, 2015, we spent approximately $38.1 million (net of insurance proceeds of $4.4 million) and $41.1 million, respectively, in capitalized costs to maintain our existing properties and invest in our information technology systems. During the thirty-six weeks ended September 6, 2016, this spending included $28.1 million, net of insurance proceeds, to maintain our existing properties and $1.5 million to maintain our existing information technology systems. Additionally, we invested $8.5 million on information technology projects related to the centralization of administrative processes. During the remainder of fiscal year 2016, we anticipate spending approximately $21.4 million in maintenance capital, net of insurance proceeds, including $10.6 million to maintain our existing facilities and $2.8 million to maintain our existing information technology systems. Additionally, we anticipate investing $8.0 million on information technology projects related to the centralization of administrative processes.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding totaled approximately $40.8 million and $90.9 million for the thirty-six weeks ended September 6, 2016 and September 8, 2015, respectively, including acquisitions of $9.8 million and $55.9 million. We anticipate spending approximately $12.8 million on reinvention and expansion projects during the remainder of fiscal year 2016, including capital associated with recently acquired clubs, but excluding any potential future acquisitions and reinvention and expansion projects related to such acquisitions.

Future discretionary capital spending amounts may increase or decrease as a result of a variety of factors, including but not limited to those described in Item 1A. Risk Factors of our 2015 Annual Report, such as the identification of additional acquisitions or expansion opportunities that fit our strategy to expand the business.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015 and 2016. Subsequent to September 6, 2016, on September 30, 2016, Operations entered into a tenth amendment to the credit agreement governing the Secured Credit Facilities to decrease the interest rate on the term loan facility to a variable rate calculated as the higher of (a) 4.0% or (b) an elected LIBOR plus a margin of 3.0%. As of October 7, 2016, the Secured Credit Facilities are comprised of (i) a $675.0 million term loan facility and (ii) a revolving credit facility with capacity of $175.0 million and $145.0 million available for borrowing after deducting $30.0 million of standby letters of credit. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as the Senior Secured Leverage Ratio does not exceed 3.50:1.00.

As of October 7, 2016, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is December 15, 2022.

As of October 7, 2016, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

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

As of September 6, 2016, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Total Leverage Ratio and the Senior Secured Leverage Ratio on a rolling four quarter basis through September 6, 2016:

	Four Quarters Ended
	September 6, 2016
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$244,457
Pro Forma Consolidated Total Debt (2)	1,066,503
Pro Forma Consolidated Senior Secured Debt (2)	716,503

Total Leverage Ratio	4.36	x
Senior Secured Leverage Ratio	2.93	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended September 6, 2016:

Four Quarters Ended
September 6, 2016
(dollars in thousands)
Adjusted EBITDA (a)	$243,832
Pro forma adjustment - acquisitions (b)	625
Pro Forma Adjusted EBITDA	$244,457

(a)	See “Basis of Presentation—EBITDA and Adjusted EBITDA” for a definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

(b)	The pro forma adjustment gives effect to all acquisitions in the four quarters ended September 6, 2016 as though they had been consummated on the first day of the fourth quarter of fiscal year 2015.

(2)	The reconciliation of total debt to Pro Forma Consolidated Total Debt and Pro Forma Consolidated Senior Secured Debt is as follows:

As of September 6, 2016
(dollars in thousands)
Total debt (excluding loan discount and loan origination fees)	$1,127,183
Outstanding letters of credit	30,046
Uncollateralized surety bonds	6,111
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(85,000)
Pro Forma Consolidated Total Debt	$1,066,503

Unsecured 2015 Senior Notes (excluding loan origination fees)	(350,000)
Pro Forma Consolidated Senior Secured Debt	$716,503
_______________________

(a)	Represents an adjustment reducing total debt by the lesser of Operations’ unrestricted cash or $85.0 million.

2015 Senior Notes—On December 15, 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. Interest on the 2015 Senior Notes accrues at the rate of 8.25% per annum and is payable semiannually in arrears on June 15 and December 15.

The 2015 Senior Notes are guaranteed on a full and unconditional basis by each Guarantor (other than Operations’ Parent) that guarantees our obligations under the credit agreement governing the Secured Credit Facilities. As of September 6, 2016, Operations and the Guarantors accounted for approximately 93% of Holdings’ combined total assets, excluding intercompany items, and accounted for approximately 92% of outstanding total liabilities, including trade payables, all of which are structurally senior to the 2015 Senior Notes. For the thirty-six weeks ended September 6, 2016, Operations and the Guarantors accounted for approximately 93% of Holdings’ revenues and approximately 91% of Holdings’ operating income, excluding selling, general and administrative expenses.

Other Debt—On August 9, 2016, we entered into the Wells Fargo Mortgage Loan with a maturity date of May 31, 2019. The note has a principal amount of $37.0 million and accrues interest at a variable interest rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%. The proceeds of the Wells Fargo Mortgage Loan were primarily used to repay outstanding balances on the Stonebriar / Monarch Loan and the existing mortgage loan agreements with Atlantic Capital Bank and BancFirst.

As of September 6, 2016, other debt and capital leases totaled $102.2 million, including $11.8 million of notes payable related to certain Non-Core Development Entities and $51.6 million in capital leases.
The following table summarizes the components of our interest expense for the twelve and thirty-six weeks ended September 6, 2016:

	Twelve Weeks Ended	Thirty-Six Weeks Ended
	September 6, 2016	September 6, 2016
	(in thousands)
Interest expense related to:
Interest related to funded debt (1)	$14,111	$42,449
Capital leases and other indebtedness (2)	377	1,043
Amortization of debt issuance costs and term loan discount	703	2,440
Notes payable related to certain Non-Core Development Entities	246	736
Accretion of discount on member deposits	4,735	13,862
Total Interest expense	$20,172	$60,530
_______________________

(1)
Interest expense related to funded debt includes interest on the facilities and borrowings under the Secured Credit Facilities, the 2015 Senior Notes, the Wells Fargo Mortgage Loan, the Stonebriar / Monarch Loan and mortgage loans with Atlantic Capital Bank and BancFirst.

(2)	Includes interest expense on capital leases and other indebtedness, offset by capitalized interest.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of September 6, 2016. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2015 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of October 7, 2016, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) a 4.0% “Floor” or (ii) an elected LIBOR plus a margin of 3.0%. Therefore, the term loan facility is effectively subject to a 4.0% Floor until LIBOR exceeds 1.0%. As of October 7, 2016, the three month LIBOR was 0.88%. A hypothetical 0.5% increase in LIBOR would result in a $2.6 million increase in annual interest expense.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and two managed business clubs in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated condensed financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the thirty-six weeks ended September 6, 2016.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction losses for the thirty-six weeks ended September 6, 2016 totaled less than $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of the Exchange Act) as of September 6, 2016. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 6, 2016.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 6, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information about our purchases of equity securities registered under Section 12(b) of the Exchange Act during the twelve weeks ended September 6, 2016.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 15, 2016 - July 12, 2016	25,120	$12.02	25,120	$48,463,103
July 13, 2016 - August 9, 2016	—	—	—	$48,463,103
August 10, 2016 - September 6, 2016	—	$—	—	$48,463,103
Total	25,120		25,120
______________________

(1)	Represents shares purchased under the share repurchase plan.

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
Amendment No. 10, dated as of September 30, 2016, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner.

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
101
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 6, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations for the twelve and thirty-six weeks ended September 6, 2016 and September 8, 2015; (ii) Consolidated condensed statements of comprehensive loss for the twelve and thirty-six weeks ended September 6, 2016 and September 8, 2015; (iii) Consolidated condensed balance sheets as of September 6, 2016 and December 29, 2015; (iv) Consolidated condensed statements of cash flows for the thirty-six weeks ended September 6, 2016 and September 8, 2015; (v) Consolidated condensed statements of changes in equity for the thirty-six weeks ended September 6, 2016 and September 8, 2015 and (vi) Notes to the consolidated condensed financial statements.

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

Date:	October 13, 2016	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	October 13, 2016	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)