Form 10-K
period 2016-12-27
ClubCorp Holdings, Inc.
filed 2017-02-27
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2016.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of $12.58 per share as reported on June 14, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $801,156,809.
As of February 15, 2017, the registrant had 65,818,188 shares of common stock outstanding, with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 27, 2016 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

PART I

ITEM 1.    BUSINESS

Throughout this annual report on Form 10-K (“Form 10-K”), we refer to ClubCorp Holdings, Inc., together with its subsidiaries, as “we”, “us”, “our”, “ClubCorp” or the “Company”. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. References to fiscal years 2016, 2015 and 2014 relate to the 52-week fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014.

Summary

We are a membership-based leisure business and a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of December 27, 2016, our portfolio of 206 owned or operated clubs, with over 183,000 memberships, served over 430,000 individual members. Our facilities are located in 26 states, the District of Columbia and two foreign countries. ClubCorp began with one country club in Dallas, Texas with the premise of providing a first-class club membership experience. We later expanded to encompass multiple locations, making us one of the first companies to enter into the business of professional ownership and operation of private golf and country clubs. In 1966, we established our first business club with the belief that we could profitably apply our principle of delivering quality service and member satisfaction in a related line of business. In December 2006, we were acquired by affiliates of KSL Capital Partners, LLC (“KSL”), a private equity firm specializing in travel and leisure businesses. In September 2013, ClubCorp closed its initial public offering of its common stock and became a public equity filer on the New York Stock Exchange (the “NYSE”) under the stock symbol “MYCC”. As of October 2015, KSL no longer owns any shares of ClubCorp’s stock.

ClubCorp’s Diverse Portfolio of Owned and Operated Clubs

WA
OR
ID
MT
ND
SD
WY
MN
WI
MI
NY
VT
NH
ME
MA
CT
RI
PA
NJ
IA
NE
CA
NV
UT
CO
KS
IL
IN
OH
MD
DE
WV
MO
VA
KY
AZ
NM
OK
AR
TN
NC
SC
TX
MS
AL
GA
LA
FL
KEY TO SYMBOLS
Golf and Country Clubs
Business, Sports and Alumni Clubs

Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. For fiscal year 2016, golf and country clubs accounted for 82% of our total club revenue and business, sports and alumni clubs accounted for 18% of our total club revenue.

Our golf and country club segment includes a broad variety of clubs designed to appeal to a diverse group of individuals and families who lead an active lifestyle and seek a nearby outlet for golf, tennis, swimming and other activities. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 127 of our 159 golf and country clubs (consisting of approximately 30 thousand acres of real estate). We own, lease or operate through joint ventures 150 golf and country clubs and manage nine golf and country clubs. Our golf and country clubs include 135 private country clubs, 16 semi-private clubs and eight public golf courses. Our golf and country clubs are designed to appeal to the entire family, fostering member loyalty which we believe allows us to capture a greater share of our member households’ discretionary leisure spending.

Our business, sports and alumni club segment is designed to provide our members with private upscale locations where they can work, network and socialize. We lease or operate through a joint venture 44 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our business, sports and alumni clubs include 30 business clubs, 9 business and sports clubs, six alumni clubs, and two sports clubs. Our business clubs are generally located in office towers or business complexes and cater to business executives, professionals and entrepreneurs with a desire to entertain clients, expand their business networks, work and socialize. Our sports clubs include a variety of fitness and racquet facilities. Our alumni clubs are associated with universities with large alumni networks, and are designed to provide a connection between the university and its alumni and faculty. For example, the Baylor Club, which opened during fiscal year 2014, is located in the Baylor University football stadium and serves as a gathering spot for alumni, faculty and staff, along with the Waco, Texas professional, civic and social community.

For fiscal years 2011 to 2016, total revenue increased by 8.6% on a compounded annual basis. We execute three primary growth strategies: (1) organic growth, (2) reinvention and (3) acquisitions.

Organic growth. As the largest owner-operator of private golf and country clubs in the United States, we believe that our expansive portfolio of clubs allows us to drive membership growth by providing a compelling value proposition through product variety. In 1999, we began leveraging the breadth and geographic diversity of our clubs by offering our members various upgrade offerings to take advantage of our portfolio of clubs and variety of amenities. We have created membership programming, such as our Optimal Network Experience (“O.N.E.”) product which provides members access to benefits and special offerings in their local community, network-wide and beyond, in addition to benefits at their home club. We offer our members privileges throughout our collection of clubs, and we believe that our diverse facilities, recreational offerings and social programming enhance our ability to attract and retain members across a number of demographic groups. We also have alliances with other clubs, resorts and facilities located worldwide through which our members can enjoy additional access, discounts, special offerings and privileges outside of our owned and operated clubs. As of December 27, 2016, approximately 54% of our memberships were enrolled in one or more of our upgrade programs, and associated incremental dues revenue, on a consolidated basis, relating to our upgrade programs accounted for approximately $57.4 million of our total dues revenue for fiscal year 2016.

Reinvention. Through a combination of consumer research, experimentation, capital investment and relevant programming, we have sought to “reinvent” the modern club experience to promote greater usage of our facilities. We believe that higher usage results in additional ancillary spend, such as food and beverage purchases, and improved member retention. For fiscal years 2007 through 2016, we have invested more than $690.0 million of capital to better position and maintain our clubs in their respective markets. This represents an investment of approximately 8.5% of our total revenues, for such period, to reinvent, upgrade, maintain, replace and build new and existing facilities and amenities focused on enhancing our members’ experience. From 2007 through 2016, we “reinvented” 63 golf and country clubs and 26 business, sports and alumni clubs through capital investment. In fiscal year 2017, we plan to invest approximately $25.8 million on major reinvention projects across our same store clubs. Additionally, we plan to invest approximately $14.4 million to reinvent certain recently acquired clubs. These planned renovations will bring a mixture of contemporary, indoor and outdoor dining, resort-style pool amenities, enhanced private event space and improved golf practice and fitness facilities designed to improve our members’ experience.

Acquisitions. We believe the ability to offer access to our collection of clubs provides us a significant competitive advantage in pursuing acquisitions and that the fragmented nature of the private club industry presents significant opportunities for us to expand our portfolio by leveraging our operational expertise and by taking advantage of market conditions. On September 30, 2014, we completed the Sequoia Golf acquisition, which was executed through the purchase of all the equity interests in each of Sequoia Golf Holdings, LLC and Parthenon-Sequoia Ltd. (“Sequoia Golf”) for a purchase price of $260.0 million, net of cash acquired and after customary closing adjustments. On the date of acquisition, Sequoia Golf was comprised of 30 owned golf and country clubs and 20 leased or managed clubs. Following the acquisition, our network of private clubs increased, expanding the geographic cluster model and solidifying market penetration in Atlanta, Georgia and Houston, Texas. In addition, from fiscal year 2010 to 2016, we have spent approximately $138.0 million to acquire 26 other golf and country clubs and over $6.5 million to develop two new alumni clubs, further expanding our portfolio of clubs and broadening the reach of our network. We believe there are many attractive acquisition opportunities available and we continually evaluate and selectively pursue these opportunities to expand our business.

As shown in the following charts, for fiscal year 2016, golf and country clubs accounted for 82% of our total club revenue and business, sports and alumni clubs accounted for 18% of our total club revenue. The following charts provide a breakdown of total revenues for fiscal year 2016. Membership dues for fiscal year 2016 totaled $517.9 million, representing 47.6% of our total revenues for such fiscal year.

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

Our large base of memberships creates a stable recurring revenue stream. As of December 27, 2016, our owned and operated clubs had over 183,000 memberships, including over 430,000 individual members. For fiscal year 2016, our membership retention was 82.7% in golf and country clubs and 75.7% in business, sports and alumni clubs for a blended retention rate of 80.4%. The following charts present our membership counts and annualized retention rates for our two business segments for the past 10 years:

Membership Counts and Annualized Retention Rates

120,000
100,000
80,000
60,000
40,000
20,000
0
100.0%
90.0%
80.0%
70.0%
83,724
81,986
80,024
79,656
80,619
82,719
85,397
117,212 (1)
121,228
124,675
85.8%
82.6%
83.0%
82.8%
84.1%
83.6%
83.7%
83.7%
83.0%
82.7%
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
Golf and Country Club Memberships
Annualized Retention Rate

100,000
80,000
60,000
40,000
20,000
0
100.0%
90.0%
80.0%
70.0%
60.0%
79,383
73,160
67,032
63,967
62,953
62,046
61,405
63,474
61,900
59,039
76.5%
73.0%
72.9%
75.8%
76.5%
77.1%
77.2%
77.3%
76.9%
75.7%
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
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

Further, according to our fiscal year 2016 data, the average number of visits per same store membership at one of our clubs, excluding clubs acquired in the Sequoia Golf acquisition, is 34 visits per year with an average spend of $4,714 per year, including dues. The average number of visits per same store golf membership at one of our clubs, excluding clubs acquired in the Sequoia Golf acquisition, is 60 visits per year with an average spend of $8,493 per year, including dues. Revenue per average membership has steadily increased over the past five years growing 3.2% on a compounded basis and totaling $5,237, $5,591, $5,692, $5,837 and $5,934 for fiscal years 2012, 2013, 2014, 2015 and 2016, respectively. For all fiscal years presented, we calculate average membership using the membership count at the beginning and end of the relevant fiscal year; however, fiscal year 2014 excludes clubs acquired through the Sequoia acquisition.

We believe that the demographics of our mass affluent membership base are also an important attribute of our business. According to data provided by Buxton, a database and mapping service, based on the addresses of our members, an analysis of our golf and country club members, excluding certain managed clubs acquired in the Sequoia Golf acquisition, indicates that they have an average annual household income of $170,000 to $190,000 and a primary home value of $490,000 to $600,000. An analysis from the same database of our business, sports and alumni club members indicates that they have an average annual household income of $150,000 to $175,000 and a primary home value of $435,000 to $540,000. We believe that these demographic profiles are more resilient during economic downturns than the general population.

Nationally-Recognized and Award-Winning Clubs. Our golf and country clubs, with approximately 200 18-hole course equivalents as of December 27, 2016, represent the core assets of our company and are strategically concentrated in sunbelt markets and other major metropolitan areas. We believe that our clubs are among the top private golf clubs within their respective markets based on the quality of our facilities, breadth of amenities and number of relevant programs and events. These clubs are anchored by our golf courses, of which approximately one third are designed by some of the world’s best-known golf course architects, including Jack Nicklaus, Arnold Palmer, Tom Fazio, Pete Dye, Arthur Hills, Gary Player, Robert von Hagge, Bruce Devlin and Robert Trent Jones. Likewise, a number of our clubs have won national and local awards and have appeared on national and local “best of” lists for golf, tennis and dining including:

•	Firestone Country Club in Akron, Ohio—“Top 50 Private Clubs” (2010‑2011 Golf World)

•	LPGA International in Daytona Beach, Florida—“America’s Top 50 Courses for Women” (2013 Golf Digest)

•
Aspen Glen Club in Carbondale, Colorado, The Hills Country Club at Lakeway in Austin, Texas, Firestone Country Club in Akron, Ohio, Diamante Country Club in Hot Springs Village, Arkansas and Oak Tree Country Club in Edmond, Oklahoma—each named in their respective states “Best-in-State” (2015-2016 Golf Digest)

•	Brookhaven Country Club in Dallas, Texas—“Best Overall Family Club” in Dallas/Fort Worth (2016 Avid Golfer Magazine)

•	Vista Vallarta Club de Golf in Puerto Vallarta, Mexico—“Best Caribbean and Mexico Courses” (2014 Golfweek)

The operations and maintenance of our golf courses and facilities have led to our selection as host of several high-profile events, leading to local and national media recognition as well as event revenue, club utilization and membership sales. In the past year, the following events were played at our courses:

•	The World Golf Championships—Bridgestone Invitational at Firestone Country Club in Akron, Ohio

•	The Insperity Invitational (Champions Tour)—The Woodlands Country Club Tournament Course in The Woodlands, Texas

•	The LPGA ANA Inspiration (formerly the Kraft Nabisco Championship)—Mission Hills Country Club in Rancho Mirage, California

•	The LPGA Volunteers of America Texas Shootout—Las Colinas Country Club in Irving, Texas

•	The Web.com Digital Ally Open at Nicklaus Golf Club—LionsGate in Overland Park, Kansas

Outside of our golf offering, our clubs provide a variety of additional amenities and services that we believe appeal to the whole family, such as well-appointed clubhouses, a variety of dining venues, event and meeting spaces, tennis facilities, exercise studios, personal training, spa services, resort-style pools and water features and outdoor gathering spaces. We offer over 800 tennis courts across 93 clubs, and our Brookhaven Country Club features a nationally-recognized private tennis facility.

Many of our 47 business, sports and alumni clubs are located in the heart of the nation’s influential business districts, with locations in 16 of the top 25 metropolitan statistical areas, and offer an urban location for professionals to network with colleagues, conduct business and socialize with friends. We believe our business clubs are choice locations for regional and local business and civic receptions with business amenities to support these events. These clubs also host numerous upscale private events, such as weddings, bar and bat mitzvahs and holiday parties. These events generate traffic flow through our clubs, helping to drive membership sales and club utilization. In addition, the six alumni clubs we operate offer a unique setting for alumni and faculty to share common heritage and experiences.

Expansive Portfolio of Clubs and Alliances Providing Scale. As the largest owner-operator of private golf and country clubs in the United States, we believe that our expansive portfolio of clubs allows us to drive membership growth by providing a compelling value proposition through product variety. By clustering our clubs, many of our members have local access to both urban business-focused clubs as well as suburban family-oriented clubs. For an incremental monthly charge, our reciprocal access program gives our members access to our owned and operated clubs, as well as the facilities of others with which we have an alliance relationship, both domestically and internationally. For example, a member of one of our Dallas-Fort Worth area clubs who participates in the O.N.E. offering could travel to Palm Springs, California and play at the Dinah Shore Tournament Course at our Mission Hills Country Club. As of December 27, 2016, approximately 54% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 50% of memberships as of the end of the prior fiscal year. Further, at the 153 clubs that offer O.N.E., approximately 75% of our golf memberships were enrolled in one or more of our upgrade programs. Incremental dues revenue, on a consolidated basis, relating to our upgrade programs accounted for approximately $57.4 million of our total dues revenue for fiscal year 2016, compared to approximately $49.5 million for fiscal year 2015. By providing members with numerous services and amenities that extend beyond their home clubs to all of the clubs we own and operate and the clubs with which we have alliances, we believe we can drive membership growth and create a key market differentiator which would be difficult for our competitors to replicate. We believe we have an opportunity to increase our revenue related to upgrade programs as we continue to introduce these products to our clubs, including recently acquired clubs.

Our established alliances feature leisure-oriented businesses including hotels such as The Ritz-Carlton, Hotel Del Coronado, Mandarin Oriental, and Omni Hotels and Resorts including Omni La Costa Resort and Spa, and Omni Barton Creek Resort & Spa; ski resorts such as Squaw Valley, Vail and Whistler Blackcomb; and restaurants such as Emeril’s and The Capital Grille, as well as numerous other venues worldwide that provide discounts, upgrades and complimentary items or services. For example, our members receive 10% or more off best-available rates at select hotels and resorts, as well as special access and VIP packages to events such as The Masters and the U.S. Open Golf and Tennis Championships.

We believe the size of our portfolio of clubs provides us with significant economies of scale, creating operational synergies across our clubs and enabling us to consolidate our human resources, sales and marketing, accounting and technology departments. We also benefit from centralized purchasing to receive preferred pricing on supplies, equipment and insurance.

Diversification. As a result of our size and geographic diversity, our operating revenues and cash flows are not reliant on any one club or geographic region. Our 10 largest clubs by revenue accounted for 19.1% of our club revenues for fiscal year 2016, as shown in the following chart:

Club	Location	Revenue (in thousands)	% of Club Revenue
Firestone Country Club	Ohio	$26,098	2.4%
Coto De Caza Golf & Racquet Club	California	22,615	2.1%
Gleneagles Country Club	Texas	22,437	2.1%
Mission Hills Country Club	California	21,348	2.0%
The Woodlands Country Club Palmer Course & Tennis Center	Texas	21,167	2.0%
The Clubs of Kingwood at Kingwood	Texas	21,058	2.0%
Stonebriar Country Club	Texas	20,050	1.9%
Brookhaven Country Club	Texas	18,325	1.7%
The Hills Country Club at Lakeway	Texas	15,611	1.5%
Braemar Country Club	California	14,626	1.4%
		$203,335	19.1%

We have strategic concentrations of golf and country clubs in Texas, California and Georgia, representing 30.2%, 18.0% and 10.7%, respectively, of total club revenue for fiscal year 2016. While we have greater presence in these states where climates are typically conducive to year-round play, we believe that the broad geographic distribution of our portfolio of clubs helps mitigate the impact of adverse regional weather patterns and fluctuations in regional economic conditions. To allow for maximization of golf rounds, we employ a corporate director of agronomy and regional golf superintendents who oversee our strong agronomic practices, helping to extend golf play throughout the climate zones in which we operate.

Ownership and Control of Golf and Country Clubs. We own the underlying real estate of 127 of our 159 golf and country clubs and believe we have an advantage over other clubs as we retain the ability to maximize the value of our clubs and business. By owning the real estate underlying our clubs, we have been able to implement capital plans that inure to our benefit and generate positive returns on our investments. Owning many of our assets also gives us the flexibility to recycle our capital by selling underperforming clubs or non-essential tracts of land.

Seasoned Management Team. We have a highly experienced professional management team. Our seven current executive officers had a combined 205 years of related career experience, including on average 24 years of hospitality and club specific experience through the end of fiscal year 2016. Eric Affeldt has served as Chief Executive Officer for ClubCorp since December 2006 and has over 26 years of experience leading golf and resort companies, including as president and chief executive officer of KSL Fairways Golf Corporation, as well as general manager for Doral Golf Resort & Spa in Miami and PGA West and La Quinta Resort & Club in California. Our President and Chief Operating Officer, Mark Burnett, has over 28 years of experience managing golf and country clubs and leading golf and resort companies, including serving as chief operating officer for American Golf Corporation and president and chief executive officer and chief operating officer of KSL Fairways Golf Corporation. Curt McClellan, our Chief Financial Officer and Treasurer, has been with our company since November 2008 and is responsible for leading the corporate finance and accounting teams.

We have also attracted and retained qualified general managers for our clubs. Our club general managers average approximately 12 years of service with us. These managers are tasked with the day-to-day responsibility of running the clubs and executing the strategic direction of senior management.

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

Employ Experienced Membership Sales Force—We employ approximately 200 club-based, professional sales personnel who are further supported by an array of regional and corporate sales and marketing teams. Our sales team receives comprehensive initial and ongoing sales training through our internally developed “Bell Notes” training program that we believe addresses all elements of the sales process from member prospecting to closing the sale and onboarding the new member. Our sales efforts are driven at an individual club, regional and national level. Club level membership sales are targeted to individual households in the local community and bolstered by referrals from existing members, real estate brokers and developers. Regional sales management ensures sales plan execution and identifies additional prospecting opportunities that match the demographic data of existing club members such as household income or the propensity to play golf. Our national sales and marketing teams are led by four corporate professionals who, on average, have more than 20 years of tenure and collectively have almost 100 years of experience with us. Their efforts include creating core and strategic membership offerings and corporate rate memberships.

We periodically obtain feedback from our membership base to effectively understand current membership demographics and preferences to better target member prospects. For example, in 2012, with the improving macro-economic environment, we launched a national family legacy program that allows members to invite extended family to join any of our clubs with promotional pricing. As of December 27, 2016, we had approximately 1,900 memberships enrolled in this program. In April 2009, we implemented regional young executive programs, primarily in our Dallas and Houston clubs, with special pricing that feature multi-club access and professional networking events. As of December 27, 2016, we had over 3,000 memberships enrolled in the young executive programs. We believe our well-trained and incentivized sales team will continue to drive membership growth, and we believe we are well-positioned to capitalize on improving economic conditions.

Leverage Our Portfolio and Alliance Offerings—We offer a variety of products, services and amenities through upgrade offerings that provide members access to our portfolio of clubs and leverage our alliances with other clubs, resorts and facilities both domestically and internationally.

In fiscal year 2010, we strategically introduced our O.N.E. product and have continued to market it aggressively across most of our golf and country clubs. O.N.E. is a product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. These programs are designed to increase our recurring monthly revenues while providing a value proposition to our members that helps drive increased usage of our facilities. 153 of our clubs offer O.N.E. to their members. During fiscal year 2016, over 65% of our new members have joined under our O.N.E. offering at clubs where it is offered as compared to 35% of new members who purchased upgraded product offerings prior to the introduction of the O.N.E. offering. Further, during fiscal year 2016, approximately 80% of our new golf members joined under our O.N.E. offering at clubs where it is offered. For fiscal years 2010 to 2016, use of our facilities by members outside of their home club increased by 85%, excluding clubs acquired under the Sequoia Golf acquisition, as a result of the introduction of the O.N.E. offering. Food and beverage revenues increased 44% from fiscal years 2010 to 2016, excluding clubs acquired under the Sequoia Golf acquisition, which we largely attribute to our enhanced dining venues and offerings, including the O.N.E. product, the recovering economy and greater consumer spend. We continue to evaluate opportunities for further expansion of the O.N.E. product into additional geographic areas and acquired clubs.

We have established alliances with other leisure-oriented businesses, whereby members of our clubs have usage privileges or receive special pricing at such properties. We target alliances with recognized brands that appeal to our members. According to the 2013 U.S. Affluent Travel and Leisure report by Resonance, the Ritz-Carlton, with whom we have an alliance, is ranked in the top five preferred brands for affluent households and is the premier brand for high net worth households. Other leading brand alliances include but are not limited to Omni La Costa Resort and Spa, Omni Barton Creek Resort & Spa and other Omni hotels and resorts, Pinehurst Resort, hotels such as Hotel Del Coronado and Mandarin Oriental, ski resorts such as Squaw Valley, Vail and Whistler-Blackcomb, and restaurants such as Emeril’s and The Capital Grille, as well as numerous other alliances that provide discounts, complimentary upgrades, services or items. The benefits offered are generally paid for by our members at the time of use. We have revenue sharing arrangements with some of these properties, and we do not incur any fees or additional costs to enter into such alliances.

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

Develop New and Relevant Programming—Members who frequently utilize our facilities typically spend more at our clubs and remain members longer. As a result, we believe that there are significant opportunities to increase operating revenues by making our clubs more relevant to our members. We use a reporting tool we refer to as the “Member Dashboard” to analyze and drive member activity and club utilization. The Member Dashboard identifies members’ visits and allows us to personally engage with our members and encourage them to use their club and its amenities. We capture a member’s interest profile when the member joins a club and we study member usage patterns and obtain feedback from our members periodically to keep our offerings relevant to members’ changing lifestyles. Our goal is to provide numerous opportunities for all members and their families to utilize our facilities.

Key elements of our strategy have included making our golf and country clubs more family friendly and accessible. To make it more convenient for members to learn the game of golf, we have expanded practice facilities, enhanced teaching programs and created “Fastee Courses” where tees are placed forward to shorten the yardage of each hole to ease play and reduce the time commitment. We have also added family-oriented water recreation facilities in our pool areas, refitted fitness centers and redesigned our food and beverage outlets to be more contemporary and casual allowing for anytime usage. Many of our golf and country clubs offer summer camps and other youth programming, including junior golf leagues and swim teams. We believe these program offerings have been well received by both new and existing members, with an increase in ancillary revenue of 1.8% for fiscal year 2016 compared to fiscal year 2015 and 3.5%, excluding clubs acquired through the Sequoia Golf acquisition, for fiscal year 2015 compared to fiscal year 2014.

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

From fiscal years 2007 to 2016, we invested more than $690.0 million, or approximately 8.5% of total revenue, to reinvent, upgrade, maintain, replace and build new and existing facilities and amenities. Much of our invested capital included adding reinvention elements to many of our clubs, including the construction or remodeling of approximately 26 fitness facilities and 105 dining venues, the addition of nine family-oriented outdoor water related amenities and improvements to approximately 2,100 holes of golf. As of December 27, 2016, 89 of our clubs, including 63 golf and country clubs and 26 business, sports and alumni clubs, were considered “major reinvention” clubs and received significant reinvention capital. We define “major reinvention” clubs as those clubs receiving $750,000 or more gross capital spend on a project basis.

Examples of major reinvention clubs include but are not limited to:

•Firestone Country Club in Akron, Ohio

•Gleneagles Country Club in Dallas, Texas

•Coto De Caza Golf & Racquet Club in Coto De Caza, California

•Mission Hills Country Club, Rancho Mirage, California

•The University of Texas Club in Austin, Texas

•The Houston Club in Houston, Texas

•The City Club Los Angeles in Los Angeles, California

•The Woodlands Country Club Palmer Course & Tennis Center in Houston, Texas

•Prestonwood Country Club - The Creek in Dallas, Texas

•Prestonwood Country Club - The Hills in Dallas, Texas

We believe the benefits of reinvention include an increase in revenue as a result of an increase in member usage, increase in member spend per visit, and an increase in new memberships. For instance, the recent renovation at Hackberry Creek Country Club near Dallas, Texas is an example of how we profit from major renovation projects. In 2015, we invested approximately $1.9 million to renovate the club as part of our reinvention strategy. We believe this investment contributed to an 8.2% and 2.5% increase in revenue and membership count, respectively, for fiscal year 2016, compared to pre-construction revenue and membership count for fiscal year 2014. Additionally, we believe the reinvention contributed to an 18.2% improvement in adjusted EBITDA for fiscal year 2016, compared to adjusted EBITDA for fiscal year 2014.

At our business clubs, we have benefited from landlord contributions towards the cost of our business club reinvention. Landlords often see our clubs as amenities that improve the building’s overall appeal for its tenants and, as such, are willing to help fund improvements. From fiscal years 2007 through 2016, we received landlord contributions at 24 of our 26 reinvented business, sports and alumni clubs totaling approximately $33.3 million, representing approximately 40% of the total reinvention investment in our business, sports and alumni clubs. Additionally, we expect approximately $5.9 million in tenant improvement allowances attributable to reinvention projects occurring during fiscal year 2017 under the terms of the respective lease agreements. We believe that these leasehold improvements also favorably position us to capitalize on the improving economy.

The reinvention capital investments made at Centre Club in Tampa, Florida, further demonstrate how we profited from such projects. In 2015, we invested approximately $1.7 million to reinvent the club. We believe this investment contributed to a 12.1% and 58.0% increase in revenue and adjusted EBITDA, respectively, fiscal year 2016, compared to pre-construction revenue and adjusted EBITDA for fiscal year 2014.

Our reinvention concept is based on consumer research, through which we analyzed how members were using our facilities, why members joined and why some subsequently resigned. This research was utilized to develop physical and programming changes to better suit our members’ preferences and needs. Based on visits per average membership, in fiscal year 2016 excluding clubs acquired in the Sequoia Golf acquisition, our members visited our same store reinvented golf and country clubs an average of 22.5% more frequently than members of non-reinvented clubs and members visited our same store reinvented business, sports and alumni clubs an average of 20.7% more frequently than non-reinvented clubs.

During fiscal years 2016 and 2015, we invested $41.1 million and $52.1 million, respectively, of discretionary expansion capital, excluding acquisitions and including several major reinvention projects. We believe these additional major reinvention projects represent opportunities to increase revenues and generate a positive return on our investment, although we cannot guarantee such returns. In 2017, we plan to invest approximately $25.8 million on major reinvention projects across our same store clubs. Additionally, we plan to invest approximately $14.4 million to reinvent certain recently acquired clubs. We will continue to identify and prioritize capital projects for fiscal years 2017 and beyond to add reinvention elements.

Acquisitions. Acquisitions allow us to expand our portfolio and network offerings. We believe the ability to offer access to our collection of clubs provides us a significant competitive advantage in pursuing acquisitions. Newly acquired clubs may also generally benefit from additional capital and implementation of our reinvention strategy. We believe that the unique benefits that we have to offer, such as not assessing members for capital improvements as well as our ability to consummate acquisitions and improve operations, provide us a unique competitive advantage in pursuing potential transactions. We believe there are many attractive acquisition opportunities available and we continually evaluate and selectively pursue these opportunities to expand our business. We actively communicate with other club operators, their lenders and boards of directors who may seek to dispose of their club properties or combine membership rosters at a single club location. We also evaluate joint ventures and management opportunities that allow us to expand our operations and increase our recurring revenue base without substantial capital outlay. When we do make strategic acquisitions, we do so only after an evaluation to satisfy ourselves that we can add value given our external growth experience, facility assessment capabilities, operational expertise and economies of scale. For example, in the second fiscal quarter of 2013, we acquired Oak Tree Golf & Country Club, a private country club located in Edmond, Oklahoma, for approximately $10.2 million, including $5.0 million of assumed debt, and subsequently invested $3.4 million in reinvention elements. Revenues increased approximately 22.4% for fiscal year 2016 compared to fiscal year 2012, the last complete fiscal year prior to our acquisition. Additionally, the club's membership count increased 35.5% from the second quarter of 2013 to December 27, 2016. During fiscal year 2016, the club contributed $2.8 million in adjusted EBITDA.

From fiscal years 2010 through 2016, we have spent approximately $138.0 million to acquire the 26 golf and country clubs shown in the table below.

Year	Club	Location	Number of Clubs	Number of Holes
2010	Country Club of the South	Georgia	1	18
2011	The Hamlet Golf & Country Club Willow Creek Golf & Country Club Wind Watch Golf & Country Club	New York	3	54
	Canterwood Golf & Country Club	Washington	1	18
2012	Hartefeld National Golf Club	Pennsylvania	1	18
2013	Oak Tree Country Club	Oklahoma	1	36
	Cherry Valley Country Club	New Jersey	1	18
	Chantilly National Golf & Country Club	Virginia	1	18
2014	Prestonwood Country Club - The Creek Prestonwood Country Club - The Hills	Texas	2	36
	TPC Piper Glen	North Carolina	1	18
	TPC Michigan	Michigan	1	18
	Oro Valley Country Club	Arizona	1	18
2015	Ravinia Green Country Club	Illinois	1	18
	Rolling Green Country Club	Illinois	1	18
	Bermuda Run Country Club	North Carolina	1	36
	Brookfield Country Club	Georgia	1	18
	Firethorne Country Club	North Carolina	1	18
	Ford's Colony Country Club	Virginia	1	54
	Legacy Golf Club at Lakewood Ranch (subsequently divested)	Florida	1	18
	Temple Hills Country Club	Tennessee	1	27
	Bernardo Heights Country Club	California	1	18
2016	Marsh Creek Country Club	Florida	1	18
	Santa Rosa Golf and Country Club	California	1	18
	Heritage Golf Club	Ohio	1	18

Additionally, from fiscal years 2010 through 2016, we spent over $6.5 million to develop two new alumni clubs. Subsequent to December 27, 2016, on February 7, 2017, we purchased Eagle’s Nest Country Club, a private golf club in Phoenix, Maryland, and on February 21, 2017, we purchased North Hills Country Club, a private golf club in Glenside, Pennsylvania.

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

In addition to our domestic initiatives, we believe there is a market to extend our private club expertise through international management arrangements. As of December 27, 2016, we managed two business clubs in China; one in Beijing and one in Hangzhou. Going forward, we will consider selectively expanding our international operations.

Industry and Market Opportunity

Our company is a membership-based leisure business closely tied to consumer discretionary spending. We believe that we compete for these discretionary consumer dollars against such businesses as amusement parks, spectator sports, ski and mountain resorts, fitness and recreational sports centers, gaming and casinos, hotels and restaurants. We believe that we will benefit from the continued growth in the leisure industry as evidenced by recent trends in gross domestic product (“GDP”) growth within our industry. According to the latest Bureau of Economic Analysis (“BEA”) data, from 2014 to 2015, leisure and hospitality industry’s GDP growth increased by 2.8%.

Year Over Year % Change in Leisure Real GDP (1)(2)
8.0%
6.0%
4.0%
2.0%
0.0%
-2.0%
-4.0%
-6.0%
-8.0%
0.3%
2.3%
0.1%
-2.5%
-6.5%
3.6%
3.9%
2.5%
2.4%
2.7%
2.8%
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015

______________________
Source: Bureau of Economic Analysis.

(1)	Leisure represents the BEA defined industry of arts, entertainment, recreation, accommodation and food services.

(2)	GDP represents value added; according to the BEA, value added by industry is a measure of the contribution of each industry to the nation’s GDP.

Favorable Macro-Economic Trends. We believe that our industry and business are generally affected by macro-economic conditions and trends. Evidence of those trends from calendar year 2008 to 2016 include the S&P 500 increasing 198%, home sales volume (including new home and existing home sales) increasing from 9.8 million to 12.2 million, according to the Bureau of the Census and the National Association of Realtors, median home prices of existing homes increasing from $175,000 in 2008 to $232,200 at the end of December 2016, according to the National Association of Realtors, and the consumer discretionary spend increasing from $10.0 trillion to $13.0 trillion, as reported by the BEA. We believe that as the economy continues to recover from the recession lows, our industry will continue to benefit. For the past two years, the consumer sentiment index has remained above its five year average, according to Thomson Reuters/University of Michigan. We believe that as consumer confidence and disposable income increase, our clubs will benefit from increased leisure and discretionary dollars spent as individuals and families look to expand recreational activities and social interactions.

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

Membership growth is, in part, driven by sales of homes in neighborhoods where our clubs are located as those who purchase homes in those areas are more likely to join the neighboring country club. For example, membership at Trophy Club Country Club, near Dallas, Texas, increased 20% from 2010 to 2016, during which time the local municipality approved more than 1,300 new home construction permits for neighborhoods located within a 20 mile radius of the club.

In our business, sports and alumni clubs segment, improvements in the commercial leasing market support the attraction of new members. For example, in 2014, occupancy in the 2000 Town Center in Detroit, Michigan, where our Skyline Club is located, was 78.6%. As of December 27, 2016, occupancy had increased to 93.1% and our membership count at the Skyline Club increased 7.2% over the same period. We believe our alumni clubs are less impacted by local economic conditions as the membership tends to draw from a larger geographical area.

Affluent Demographic. According to data provided by Buxton, a database and mapping service, our members reside in locations where the average household income is in excess of $150,000. According to the Resonance Report for 2013, which relies on estimates from the Bureau of Labor Statistics, households with income of 150,000 or greater account for 36% of all consumer spending on social, recreation and health club memberships. We believe this mass affluent demographic’s share of discretionary spending is beneficial to our business.

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

Golfer Trends. According to NGF estimates, core and avid golfers represent more than 53% of total golfers and represented approximately 94% of the $26.3 billion spent on golf in 2012. We believe that core and avid golfers are the most likely golfers to become private club members and according to private club trends last reported by NGF, private golf clubs have an average golfer spend of approximately $2,000 per year versus public courses that have an average golfer spend of approximately $650 per year. Further, NGF has reported that the typical private club member is 55 years old with an annual household income of approximately $125,000 whereas the typical public golfer is 47 years old with an annual household income of approximately $95,000.

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

Business Club Industry Overview

While there is no specific industry designation for our business, sports and alumni clubs, we believe utilization of our clubs is comparable to the restaurant and hospitality industries. Our business clubs are located in 16 of the top 25 Metropolitan Statistical Areas ranked by population. Our business clubs include dining rooms, bar areas and private meeting rooms which allow members to entertain clients, conduct business and host social and corporate events.

We believe that a favorable economic backdrop increases business activity (as measured by corporate profits and the success of the capital markets) and will positively affect the demand for our business clubs. According to the BEA, corporate profits from current production (also known as operating or economic profits) increased from the end of 2010 to end of 2015 by 14.8%. Similarly, the S&P 500 Index, a proxy for the performance of the broader public equity capital markets, has recently witnessed significant returns. On a total return basis, the S&P 500 is up 31% over the past three years.

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

We are the largest owner-operator of private golf and country clubs in the United States, with almost twice as many private golf and country clubs as the closest competitor, according to NGF. Overall, the golf industry is a highly fragmented competitive landscape with approximately 3,800 private golf clubs in the United States, of which approximately 17% were under corporate management according to NGF’s 2016 year-end data. The data further concludes that the top 10 golf management companies, including ClubCorp, owned or managed over 300 golf clubs, or about 9% of the total private golf club market at the end of calendar year 2016. In fact, according to NGF, at the end of 2016 the next three largest companies who owned or operated private clubs in the United States were Troon Golf LLC, U.S. Air Force Services Agency and American Golf Corporation reporting a total of 70, 24 and 22, respectively.

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

In 2016, our clubs served as the site of several national and regional golf events and received national awards and recognition. Three clubs received national television coverage while serving as the site of high-profile golf events, including: Firestone Country Club, site of the World Golf Championships - Bridgestone Invitational; Mission Hills Country Club, site of the LPGA ANA Inspiration (one of the four major tournaments on the LPGA Tour); and Las Colinas Country Club, site of the LPGA Volunteers of America Texas Shootout. Other significant golf events held at our clubs included the Web.com Digital Ally Open at Nicklaus Golf Club at Lionsgate and the Insperity Invitational (Champions Tour) at The Woodlands Country Club Tournament Course.

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

Employees

As of February 21, 2017, we had approximately 18,300 employees, of which 14,900 are located at our golf and country clubs, 3,000 are located at our business, sports and alumni clubs and 400 are part of our corporate and regional staff. Other than golf course maintenance staff at two of our clubs, all of our employees are non-union. We believe we have a good working relationship with our employees and have yet to experience an interruption of business as a result of labor disputes.

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

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends could adversely affect our business. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, results of operations and financial condition. For fiscal year 2016, 47.6% of our total revenues came from recurring membership dues. For the same period, 24.3% of our business, sports and alumni club memberships (approximately 14,600 memberships) and 17.3% of our golf and country club memberships (approximately 20,800 memberships) were resigned. After the addition of new memberships, our business, sports and alumni clubs experienced a (2.6)% net loss in memberships, excluding managed clubs. Our golf and country clubs experienced a 3.9% net gain in memberships, excluding managed clubs. If we cannot attract new members or retain our existing members, our business, financial condition and results of operations could be harmed.

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

A substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions. The recession led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets, which negatively affected our business, financial condition and results of operations. For example, for fiscal years 2016, 2015, 2014, 2013 and 2012, we experienced annualized attrition (i.e., members who resign) in membership count of 17.3%, 17.0% 16.3%, 16.3% and 16.4%, respectively, in our golf and country clubs (excluding the impact of Sequoia Golf memberships in fiscal year 2014) and 24.3%, 23.1%, 22.7%, 22.8% and 22.9%, respectively, in our business, sports and alumni clubs. A renewed economic downturn in the United States, or in geographic areas in which we have strategic concentrations of clubs, may lead to increases in unemployment and loss of consumer confidence which may translate into resignations of existing members, a decrease in the rate of new memberships and reduced spending by our members. As a result, our business, financial condition and results of operations may be materially adversely affected by a renewed economic downturn.

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

Our operations and results are susceptible to non-seasonal and severe weather patterns. Extreme weather events or patterns in a given region, such as heavy rains, prolonged snow accumulations, extended heat waves, high winds and tornadoes could reduce our revenues for that region by interrupting activities at affected properties which could negatively impact our business and results of operations. One factor that specifically affects our real estate investments in golf courses is the availability of water. Turf grass conditions must be satisfactory to attract play on our golf courses, which requires significant amounts of water. Our ability to irrigate a golf course could be adversely impacted by a drought or other cause of water shortage, such as the recent drought affecting the southern and western United States and associated government imposed water restrictions. A severe drought of extensive duration experienced in regard to a large number of properties could adversely affect our business and results of operations. We also have a high concentration of golf clubs in Texas, Georgia and California, which can experience periods of unusually hot, cold, dry or rainy weather due to a variety of periodic and quasi-periodic global climate phenomena, such as the El Niño/La Niña-Southern Oscillation. For example, during the twelve weeks ended June 14, 2016 we experienced unusual amounts of rain and flooding events at our clubs in the Houston, Texas market, which we believe negatively impacted our golf-related revenue in the market. Our same store combined clubs in the Houston market experienced a revenue decline of 1.8% in the twelve weeks ended June 14, 2016, while our Texas same store clubs, excluding the Houston market, experienced revenue growth of 2.6% for the same period. If these phenomena and their impacts on weather patterns persist for extended periods of time, our business and results of operations could be harmed.

We could be required to make material cash outlays in future periods if the number of initiation deposit refund requests we receive materially increases or if we are required to surrender unclaimed initiation deposits to state authorities under applicable escheatment laws.

At a majority of our private clubs, members are expected to pay an initiation fee or deposit upon their acceptance as a member to the club. Initiation fees, which are more typical for our business clubs and mid-market golf and country clubs, are generally nonrefundable. In contrast to initiation fees, initiation deposits, which are typical in our more prestigious golf and country clubs, paid by members upon joining one of our clubs are fully refundable after a fixed number of years, typically 30 years, and upon the occurrence of other contract-specific conditions. Historically, only a small percentage of initiation deposits eligible to be refunded have been requested by members. As of December 27, 2016, the amount of initiation deposits that are eligible to be refunded currently within the next 12 months is $170.4 million on a gross basis. When refunds are made, we must fund the payment of such amounts from our available cash. If the number of refunds dramatically increases in the future, our financial condition could suffer and the funding requirement for such refunds could strain our cash on hand or otherwise force us to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations or seek additional capital in order to raise the cash necessary to make such refunds. As of December 27, 2016, the discounted value of initiation deposits that may be refunded in future years (not including the next 12 months) is $205.1 million. For more information on our initiation deposit amounts, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

In addition, most of the states in which we conduct business have hired third-party auditors to conduct unclaimed and abandoned property audits of our operations. Certain categories of property, such as uncashed payroll checks or uncashed vendor payments, are escheatable in the ordinary course of business and we have entered into closing agreements with the majority of the states regarding the escheatment of cash amounts for such categories and have remitted these amounts to the respective states; however, the audits have not been terminated. We have been in ongoing communication with several states represented by such auditors, who are demanding additional and detailed information and records related to initiation deposits. We expect to vigorously defend ourselves in any legal proceedings under applicable state laws seeking to have us remit initiation deposits eligible to be refunded to any of our members that have not been previously refunded to such members during the applicable state’s dormancy period. However, if we are ultimately unsuccessful in arguing our right to continue holding such amounts, we may be forced to pay such amounts to the claiming states. While we believe we have strong arguments against claims for the escheatment of unclaimed initiation deposits made under state escheatment laws, if a material portion of the initiation deposits otherwise eligible to be refunded were awarded or remitted to any state(s), our financial condition could be materially and adversely affected and we may be required to reduce or delay capital expenditures, reduce or eliminate planned dividend payments, sell assets or operations, or seek additional capital in order to raise the corresponding cash required to satisfy such amounts. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet such obligations or that these actions would be permitted under the terms of our existing or future debt agreements.

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

As of December 27, 2016, we operated multiple clubs in several metropolitan areas, including 33 in the greater Atlanta, Georgia region, 18 near Houston, Texas, 17 in and around Dallas, Texas and 9 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our clubs in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the clubs as a result of a natural disaster, fire or any other reason, could harm our results of operations or may result in club closures. In addition, some of the metropolitan areas where we operate clubs could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

Labor is our primary property-level operating expense. As of December 27, 2016, we employed approximately 18,300 hourly-wage and salaried employees at our clubs and corporate offices. For fiscal year 2016, labor-related expense accounted for 47.1% of our total club operating costs and expenses. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federal or state minimum wage or other employee benefit costs. For example, if the federal minimum wage were increased significantly, we would have to assess the financial impact on our operations as we have a large population of hourly employees. If labor-related expenses increase, our operating expense could increase and our business, financial condition and results of operations could be harmed.

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

Increases in operating costs due to inflation and other factors may not be directly offset by increased revenue. Our most significant operating costs, other than labor, are our cost of goods, water, utilities, rent and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control. Our cost of goods such as food and beverage costs account for a significant portion of our total property-level operating expense. Cost of goods represented 14.5% of our total club operating costs and expenses for fiscal year 2016. While we have not experienced material increases in the cost of goods, if our cost of goods increased significantly and we are not able to pass along those increased costs to our members in the form of higher prices or otherwise, our operating margins would suffer, which would have an adverse effect on our business, financial condition and results of operations.

In addition, rent accounts for a significant portion of our property-level operating expense. Rent expense represented 3.5% of our total club operating costs and expenses for fiscal year 2016. Significant increases in our rent costs would increase our operating expense and our business, financial condition and results of operations may suffer. Utility costs, including water, represented 4.7% of our total club operating costs and expenses for fiscal year 2016. The prices of utilities are volatile, and shortages sometimes occur. In particular, municipalities are increasingly placing restrictions on the use of water for golf course irrigation and increasing the cost of water. Significant increases in the cost of our utilities, or any shortages, could interrupt or curtail our operations and lower our operating margins, which could have a negative impact on our business, financial condition and results of operations.

Each of our properties is subject to real and personal property taxes. During fiscal year 2016, we paid approximately $20.0 million in property taxes. The real and personal property taxes on our properties may increase or decrease as tax rates change and as our clubs are assessed or reassessed by taxing authorities. If real and personal property taxes increase, our financial condition and results of operations may suffer.

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

As of December 27, 2016, we owned or operated eight properties or businesses in partnership with other entities, including joint ventures relating to six of our golf facilities, one of our business clubs and certain realty interests which we define as ‘‘Non-Core Development Entities.’’ We may in the future enter into further joint ventures or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the risk that we may not be able to sell or dispose of our interest as a result of buy/sell rights that may be imposed by the joint venture agreement, the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and the risk that our partner may be able to veto actions which may be in our best interests. Consequently, actions by a partner might subject clubs owned by the joint venture to additional risk. Additionally, we may be unable to take action without the approval of our partners, or our partners could take actions binding on the joint venture without our consent. Any of the foregoing could have a negative impact on the joint venture or its results of operations, and subsequently on our business or results of operations.

Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We carry commercial liability, employer practices, wage and hour, fire, flood, earthquake, catastrophic wind and extended insurance coverage, as applicable, from solvent insurance carriers on all of our properties. We believe that the policy specifications and insured limits are adequate for foreseeable losses with terms and conditions that are reasonable and customary for similar properties and that all of our existing golf and business clubs are insured within industry standards. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

We depend heavily upon our information technology systems in the operation of our business. We invest in and license technology and systems for property management, procurement, membership records and specialty programs. We believe that we have designed, purchased and installed appropriate information systems to support our business. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our requirements and growth, or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate our requirements and growth, or an increase in costs related to maintaining and developing such information systems, including associated labor costs, could have a material adverse effect on us. Further, there can be no assurance that as various systems and technologies become outdated or new technology is required that we will be able to replace or introduce them as quickly as our competitors or within budgeted costs and time-frames and without disruption to our on-going business operations. In addition, we rely on third-party service providers for certain aspects of our business. Additionally, while we have cyber security procedures in place, a security breach could disrupt our business and have a material adverse effect on us. Any interruption or deterioration in the performance of our information systems could impair the quality of our operations and could impact our reputation and hence adversely affect our business and limit our ability to grow.

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

We are subject to ongoing tax examinations of our tax returns by the IRS and other tax authorities in various jurisdictions and may be subject to similar examinations in the future. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for uncertain tax positions. These assessments can require considerable estimates and judgments; for example intercompany transactions associated with provision of services and cost sharing arrangements are complex and affect our tax liabilities. We are currently under audit by state income tax authorities. We have received multiple assessments for our state income tax audits and have recorded an immaterial amount within our state income tax payable related to these audits.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. We have received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to vigorously contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.0 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

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

As of December 27, 2016, we were significantly leveraged and our total indebtedness, net of discount, was approximately $1,099 million. Our substantial degree of leverage could have important consequences for our investors, including the following:

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

Certain of our borrowings, primarily borrowings under our Secured Credit Facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our interest expense would increase. A hypothetical 0.50% increase in LIBOR rates applicable to borrowings under our variable rate debt instruments would result in an estimated increase of $4.3 million per year of interest expense related to such debt, assuming the term and revolving credit facilities are fully borrowed under our Secured Credit Facilities.

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

The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	our ability to attract and retain club members;

•	changes in consumer spending patterns, particularly with respect to demand for products and services;

•	adverse conditions affecting the United States economy;

•	unusual weather patterns, extreme weather events and periodic and quasi-periodic weather patterns, such as the El Niño/La Niña Southern Oscillation;

•	material cash outlays required in connection with refunds or escheatment of membership initiation deposits;

•	impairments to the suitability of our club locations;

•	regional disruptions such as power failures, natural disasters or technical difficulties in any of the major areas in which we operate;

•	seasonality of demand for our services and facilities usage;

•	increases in the level of competition we face;

•	the loss of members of our management team or key employees;

•	increases in the cost of labor;

•	increases in other costs, including costs of goods, rent, water, utilities and taxes;

•	decreasing values of our investments;

•	illiquidity of real estate holdings;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions;

•	complications in integrating acquired businesses and properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill or other assets;

•	risks related to tax examinations by the IRS and other tax authorities in jurisdictions in which we operate;

•	significant changes in our stock price, including those caused by future sales of our common stock;

•	our ability to declare and pay dividends;

•	information published by securities analysts or other market participants that negatively impacts our stock price and trading volume;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	anti-takeover provisions could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities;

•	increased costs and substantial increased time of our management team required as a result of operating as a public company;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 21, 2017, our portfolio consists of 207 clubs located in 27 states, the District of Columbia and two foreign countries. Our golf and country clubs include 137 private country clubs, 16 semi-private clubs and eight public golf courses. Our business, sports and alumni clubs include 30 business clubs, 8 business and sports clubs, six alumni clubs and two sports clubs. We own, lease or operate through joint ventures 152 and manage nine golf and country clubs. We lease or operate through a joint venture 44 and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 127 of our golf and country clubs (consisting of approximately 30 thousand acres of real estate).

We believe our leased corporate office space in Dallas, Texas, and the clubs in our portfolio are well maintained and occupy sufficient space to meet our operating needs. During the normal course of business, we evaluate lease terms and club locations and may elect to relocate or combine locations as we see fit.

The following tables illustrate our clubs by segment, location, type of club, and size either in terms of golf holes for golf and country clubs or approximate square footage for business, sports and alumni clubs, as of February 21, 2017. Subject to certain exceptions, the obligations under the Secured Credit Facilities are secured by mortgages on material fee-owned clubs.

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
California Region
Aliso Viejo Golf Club	Private Country Club	Los Angeles	CA	18
Bernardo Heights Country Club	Private Country Club	San Diego	CA	18
Braemar Country Club	Private Country Club	Los Angeles	CA	27
Canyon Crest Country Club	Private Country Club	Los Angeles	CA	18
Coto De Caza Golf & Racquet Club	Private Country Club	Los Angeles	CA	36
Crow Canyon Country Club	Private Country Club	San Francisco	CA	18
Desert Falls Country Club	Private Country Club	Palm Springs	CA	18
Empire Ranch Golf Club	Public Golf	Sacramento	CA	18
Granite Bay Golf Club	Private Country Club	Sacramento	CA	18
Indian Wells Country Club	Private Country Club	Palm Springs	CA	36
Mission Hills Country Club	Private Country Club	Palm Springs	CA	54
Morgan Run Club & Resort	Private Country Club	Santa Fe	CA	27
Old Ranch Country Club	Private Country Club	Los Angeles	CA	18
Porter Valley Country Club	Private Country Club	Los Angeles	CA	18
Santa Rosa Golf and Country Club	Private Country Club	Santa Rosa	CA	18
Shadow Ridge Country Club	Private Country Club	San Diego	CA	18
Spring Valley Lake Country Club	Private Country Club	Los Angeles	CA	18
Teal Bend Golf Club	Public Golf	Sacramento	CA	18
Turkey Creek Golf Club	Public Golf	Sacramento	CA	18
Georgia Region
Atlanta National Golf Club	Private Country Club	Atlanta	GA	18
Bear's Best Atlanta	Public Golf	Atlanta	GA	18
Bentwater Golf Club	Private Country Club	Atlanta	GA	18
Braelinn Golf Club	Private Country Club	Atlanta	GA	18
Brookfield Country Club	Private Country Club	Atlanta	GA	18
Canongate I Golf Club	Private Country Club	Atlanta	GA	36
Cateechee Golf Club	Public Golf	Atlanta	GA	18
Chapel Hills Golf Club	Private Country Club	Atlanta	GA	18
Country Club of Columbus	Private Country Club	Columbus	GA	18
Country Club of Gwinnett	Semi-Private Golf Club	Atlanta	GA	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
Country Club of the South	Private Country Club	Atlanta	GA	18
Eagle Watch Golf Club	Private Country Club	Atlanta	GA	18
Eagles Landing Country Club	Private Country Club	Atlanta	GA	27
Flat Creek Country Club	Private Country Club	Atlanta	GA	27
Georgia National Golf Club	Private Country Club	Atlanta	GA	18
Hamilton Mill Golf Club	Private Country Club	Atlanta	GA	18
Healy Point Country Club	Private Country Club	Macon	GA	18
Heron Bay Golf Club	Private Country Club	Atlanta	GA	18
Laurel Springs Golf Club	Private Country Club	Atlanta	GA	18
Mirror Lake Golf Club	Private Country Club	Atlanta	GA	36
Northwood Country Club	Private Country Club	Atlanta	GA	18
Olde Atlanta Golf Club	Private Country Club	Atlanta	GA	18
Planterra Ridge Golf Club	Private Country Club	Atlanta	GA	18
Polo Golf and Country Club	Private Country Club	Atlanta	GA	18
River Forest Country Club	Private Country Club	Forsyth	GA	18
Sun City Peachtree Golf Club	Private Country Club	Atlanta	GA	18
The Frog	Public Golf	Atlanta	GA	18
The Manor Golf and Country Club	Private Country Club	Atlanta	GA	18
Traditions of Braselton	Private Country Club	Atlanta	GA	18
White Columns Country Club	Private Country Club	Atlanta	GA	18
White Oak Golf Club	Private Country Club	Atlanta	GA	36
Whitewater Creek Country Club	Private Country Club	Atlanta	GA	18
Windermere Golf Club	Private Country Club	Atlanta	GA	18
Texas Region
April Sound Country Club	Private Country Club	Houston	TX	27
Bay Oaks Country Club	Private Country Club	Houston	TX	18
Brookhaven Country Club	Private Country Club	Dallas	TX	54
Canongate Lake Windcrest	Private Country Club	Houston	TX	18
Canongate Magnolia Creek	Private Country Club	Houston	TX	27
Canongate South Shore Harbour	Private Country Club	Houston	TX	27
Canongate The Oaks and Panther Trail	Private Country Club	Houston	TX	36
Canyon Creek Country Club	Private Country Club	Dallas	TX	18
Fair Oaks Ranch Golf & Country Club	Private Country Club	San Antonio	TX	36
Flintrock Golf Club at Lakeway	Private Country Club	Austin	TX	18
Gleneagles Country Club	Private Country Club	Dallas	TX	36
Hackberry Creek Country Club	Private Country Club	Dallas	TX	18
Hearthstone Country Club	Private Country Club	Houston	TX	27
Lakeway Country Club	Private Country Club	Austin	TX	36
Las Colinas Country Club	Private Country Club	Dallas	TX	18
Lost Creek Country Club	Private Country Club	Austin	TX	18
Oakmont Country Club	Private Country Club	Dallas	TX	18
Prestonwood Country Club - The Creek	Private Country Club	Dallas	TX	18
Prestonwood Country Club - The Hills	Private Country Club	Dallas	TX	18
Shady Valley Golf Club	Private Country Club	Dallas	TX	18
Stonebriar Country Club	Private Country Club	Dallas	TX	36
Stonebridge Country Club	Private Country Club	Dallas	TX	18
The Club at Cimarron	Private Country Club	Mission	TX	18
The Club at Falcon Point	Private Country Club	Houston	TX	18
The Clubs of Kingwood at Deerwood	Private Country Club	Houston	TX	18
The Clubs of Kingwood at Kingwood	Private Country Club	Houston	TX	72

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
The Hills Country Club at Lakeway	Private Country Club	Austin	TX	18
The Ranch Country Club at Stonebridge	Private Country Club	Dallas	TX	27
The Woodlands Country Club Palmer Course & Tennis Center	Private Country Club	Houston	TX	27
The Woodlands Country Club Player Course	Private Country Club	Houston	TX	18
The Woodlands Country Club Tournament Course	Private Country Club	Houston	TX	18
Timarron Country Club	Private Country Club	Dallas	TX	18
Trophy Club Country Club	Private Country Club	Dallas	TX	36
Walnut Creek Country Club	Private Country Club	Dallas	TX	36
Wildflower Country Club	Private Country Club	Temple	TX	18
Willow Creek Golf Club	Private Country Club	Houston	TX	18
West Region
Anthem Golf & Country Club	Private Country Club	Phoenix	AZ	18
Aspen Glen Club	Private Country Club	Rocky Mountain	CO	18
Bear's Best Las Vegas	Public Golf	Las Vegas	NV	18
Black Bear Golf Club	Private Country Club	Denver	CO	18
Blackstone Country Club	Private Country Club	Denver	CO	18
Canterwood Golf & Country Club	Private Country Club	Seattle	WA	18
Canyon Gate Country Club	Private Country Club	Las Vegas	NV	18
Fort Collins Country Club	Private Country Club	Denver	CO	18
Gainey Ranch Golf Club	Private Country Club	Phoenix	AZ	27
Ironwood Club at Anthem	Private Country Club	Phoenix	AZ	18
Oro Valley Country Club	Private Country Club	Tucson	AZ	18
Seville Golf & Country Club	Private Country Club	Phoenix	AZ	18
Midwest Region
Firestone Country Club	Private Country Club	Akron	OH	63
Heritage Golf Club	Private Country Club	Columbus	OH	18
Knollwood Country Club	Private Country Club	South Bend	IN	36
Nicklaus Golf Club at LionsGate	Private Country Club	Kansas City	KS	18
Oak Pointe Country Club	Private Country Club	Detroit	MI	36
Quail Hollow Country Club	Private Country Club	Cleveland	OH	36
Ravinia Green Country Club	Private Country Club	Chicago	IL	18
Rolling Green Country Club	Private Country Club	Chicago	IL	18
Silver Lake Country Club	Private Country Club	Akron	OH	18
TPC Michigan	Semi-Private Golf Club	Detroit	MI	18
Mid-Atlantic Region
Bermuda Run Country Club	Private Country Club	Charlotte	NC	36
Bluegrass Yacht & Country Club	Private Country Club	Nashville	TN	18
Chantilly National Golf and Country Club	Private Country Club	Centreville	VA	18
Devils Ridge Golf Club	Private Country Club	Raleigh/Durham	NC	18
Eagle’s Nest Country Club	Private Country Club	Baltimore	MD	18
Firethorne Country Club	Private Country Club	Charlotte	NC	18
Ford's Colony Country Club	Semi-Private Golf Club	Richmond	VA	54
Greenbrier Country Club	Private Country Club	Norfolk	VA	18
Lochmere Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
Nags Head Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
Neuse Golf Club	Semi-Private Golf Club	Raleigh/Durham	NC	18
Piedmont Club	Private Country Club	Washington, DC	VA	18
River Creek Club	Private Country Club	Washington, DC	VA	18

Golf and Country Clubs Segment by Region	Type of Club (1)	Market	State	Golf Holes
River Run Golf & Country Club	Private Country Club	Charlotte	NC	18
Sequoyah National	Semi-Private Golf Club	Whittier	NC	18
Stonehenge Golf & Country Club	Private Country Club	Richmond	VA	18
Temple Hills Country Club	Private Country Club	Nashville	TN	27
The Currituck Golf Club	Semi-Private Golf Club	Outer Banks	NC	18
TPC Piper Glen	Private Country Club	Charlotte	NC	18
Northeast Region
Cherry Valley Country Club	Private Country Club	Skillman	NJ	18
Diamond Run Golf Club	Private Country Club	Pittsburgh	PA	18
Hamlet Golf & Country Club	Private Country Club	Long Island	NY	18
Hartefeld National Golf Club	Private Country Club	Avondale	PA	18
Ipswich Country Club	Private Country Club	Boston	MA	18
North Hills Country Club	Private Country Club	Philadelphia	PA	18
Treesdale Golf & Country Club	Private Country Club	Pittsburgh	PA	27
Willow Creek Golf & Country Club	Public Golf	Long Island	NY	18
Wind Watch Golf & Country Club	Semi-Private Golf Club	Long Island	NY	18
Southeast Region
Canebrake Country Club	Private Country Club	Hattiesburg	MS	18
Country Club Of Hilton Head	Private Country Club	Hilton Head	SC	18
Countryside Country Club	Private Country Club	Clearwater	FL	27
Debary Golf & Country Club	Semi-Private Golf Club	Orlando	FL	18
Deercreek Country Club	Private Country Club	Jacksonville	FL	18
Diamante Golf Club	Private Country Club	Hot Springs Village	AR	18
East Lake Woodlands Country Club	Private Country Club	Oldsmar	FL	36
Golden Bear Golf Club at Indigo Run	Semi-Private Golf Club	Hilton Head	SC	18
Haile Plantation Golf & Country Club	Private Country Club	Gainesville	FL	18
Hunter's Green Country Club	Private Country Club	Tampa	FL	18
LPGA International	Semi-Private Golf Club	Daytona Beach	FL	36
Marsh Creek Country Club	Private Country Club	Jacksonville	FL	18
Monarch Country Club	Private Country Club	Palm Beaches	FL	18
Oak Tree Country Club	Private Country Club	Edmond	OK	36
Queens Harbour Yacht & Country Club	Semi-Private Golf Club	Jacksonville	FL	18
Santa Rosa Golf & Beach Club	Private Country Club	Santa Rosa Beach	FL	18
Southern Trace Country Club	Private Country Club	Shreveport	LA	18
Tampa Palms Golf & Country Club	Private Country Club	Tampa	FL	18
The Golf Club at Indigo Run	Private Country Club	Hilton Head	SC	18
Woodside Plantation Country Club	Private Country Club	Aiken	SC	45
International Region
Cozumel Country Club	Semi-Private Golf Club	Cozumel	Mexico	18
Marina Vallarta Club de Golf	Semi-Private Golf Club	Puerto Vallarta	Mexico	18
Vista Vallarta Club de Golf	Semi-Private Golf Club	Puerto Vallarta	Mexico	36
Total Golf & Country Clubs				3,618
_________________________

(1)	Public golf courses are open to the general public. Semi-private golf clubs offer memberships in addition to limited public play.

Business, Sports and Alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (1)
California Region
Center Club	Business Club	Los Angeles	CA	22,000
City Club Los Angeles	Business Club	Los Angeles	CA	27,000
Silicon Valley Capital Club	Business/Sports Club	San Jose	CA	14,000
University Club atop Symphony Towers	Business Club	San Diego	CA	18,000
Georgia Region
Buckhead Club	Business Club	Atlanta	GA	18,000
Peachtree City Tennis	Sports Club	Atlanta	GA	9,000
The Commerce Club	Business Club	Atlanta	GA	26,000
Texas Region
Baylor Club	Alumni Club	Waco	TX	18,000
Houston City Club	Business/Sports Club	Houston	TX	130,000
La Cima Club	Business Club	Dallas	TX	15,000
Plaza Club	Business Club	San Antonio	TX	19,000
Texas Tech University Club	Alumni Club	Lubbock	TX	20,000
The Downtown Club at Houston Center	Business/Sports Club	Houston	TX	55,000
The Downtown Club at Met	Business/Sports Club	Houston	TX	110,000
The Houston Club	Business Club	Houston	TX	16,000
The University of Texas Club	Alumni Club	Austin	TX	34,000
Tower Club	Business Club	Dallas	TX	29,000
West Region
Columbia Tower Club	Business Club	Seattle	WA	29,000
Midwest Region
Dayton Racquet Club	Business/Sports Club	Dayton	OH	28,000
Metropolitan Club	Business/Sports Club	Chicago	IL	60,000
Mid-America Club	Business Club	Chicago	IL	34,000
Skyline Club	Business Club	Detroit	MI	20,000
Skyline Club	Business Club	Indianapolis	IN	16,000
Mid-Atlantic Region
Cardinal Club	Business Club	Raleigh/Durham	NC	24,000
Carolina Club	Alumni Club	Chapel Hill	NC	15,000
City Club of Washington	Business Club	Washington, DC	DC	17,000
Club Le Conte	Business Club	Knoxville	TN	18,000
Crescent Club	Business Club	Memphis	TN	14,000
Piedmont Club	Business Club	Winston-Salem	NC	14,000
Tower Club Tysons Corner	Business Club	Vienna	VA	23,000
Town Point Club	Business Club	Norfolk	VA	18,000
Northeast Region
Boston College Club	Alumni Club	Boston	MA	17,000
Pyramid Club	Business Club	Philadelphia	PA	21,000
Rivers Club	Business/Sports Club	Pittsburgh	PA	69,000
The Athletic & Swim Club at Equitable Center	Sports Club	New York City	NY	25,000
Southeast Region
Capital City Club	Business Club	Columbia	SC	21,000
Capital City Club	Business Club	Montgomery	AL	24,000
Centre Club	Business Club	Tampa	FL	14,000
Citrus Club	Business/Sports Club	Orlando	FL	27,000
Commerce Club	Business Club	Greenville	SC	16,000
Harbour Club	Business Club	Charleston	SC	18,000
The Summit Club	Business Club	Birmingham	AL	19,000

Business, Sports and Alumni Clubs Segment by Region	Business Type	Market	State	Square Footage (1)
Tower Club	Business Club	Ft. Lauderdale	FL	11,000
University Center Club at Florida State	Alumni Club	Tallahassee	FL	64,000
International Region
Capital Club	Business Club	Beijing	China	60,000
West Lake Mansion at Meilu Legend Hotel (2)	Business Club	Hangzhou	China	175,000
Total Business, Sports and Alumni Clubs				1,491,000
_________________________

(1)	Business, sports and alumni club size is represented in approximate square footage.

(2)	We manage the Meilu Legend Hotel and the 5,500 square foot West Lake Mansion, a private business club located within the Meilu Legend Hotel.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NYSE under the symbol “MYCC” since September 20, 2013. Prior to that time, there was no public market for our common stock. As of February 15, 2017, 65,818,188 shares of common stock were outstanding, held by approximately 100 holders of record which does not reflect holders who beneficially own our common stock held in nominee or street name.

The following table sets forth, for the quarterly reporting periods indicated, the high and low intraday sales prices per share for our common stock, as reported by the NYSE:

	Common Stock Market Price
	High	Low
Fiscal Year 2015
First Quarter	$19.48	$16.84
Second Quarter	23.87	17.49
Third Quarter	24.95	21.05
Fourth Quarter	23.87	17.21
Fiscal Year 2016
First Quarter	$18.42	$9.75
Second Quarter	14.81	11.08
Third Quarter	15.23	11.65
Fourth Quarter	16.90	10.80

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

The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015
September 3, 2015	$0.13	October 1, 2015	$8,416	October 15, 2015
December 9, 2015	$0.13	January 4, 2016	$8,416	January 15, 2016

Fiscal Year 2016
February 18, 2016	$0.13	April 5, 2016	$8,520	April 15, 2016
June 10, 2016	$0.13	July 1, 2016	$8,508	July 15, 2016
September 29, 2016	$0.13	October 10, 2016	$8,500	October 17, 2016
December 7, 2016	$0.13	January 6, 2017	$8,490	January 17, 2017

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

The following table contains information about our purchases of equity securities registered under Section 12(b) of the Exchange Act during the sixteen weeks ended December 27, 2016.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 7, 2016 - October 4, 2016	—	$—	—	$48,463,102
October 5, 2016 - November 1, 2016	15,292	$11.47	15,292	$48,287,664
November 2, 2016 - November 29, 2016	48,252	$11.32	48,252	$47,741,518
November 30, 2016 - December 27, 2016	—	$—	—	$47,741,518
Total	63,544		63,544
______________________

(1)	Represents shares purchased under the share repurchase plan.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is certain information, as of December 27, 2016, about the Company’s common stock authorized for issuance under the Company's equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,829,321	(1)	$—	(2)	1,286,997	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	1,829,321		—		1,286,997

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

Stock Performance Graph

The total return graph below is presented for the period from September 20, 2013, the day our common stock began trading on the New York Stock Exchange, through December 27, 2016. The comparison assumes that $100 was invested at the market close on September 20, 2013 in: 1) our common stock (“MYCC”), 2) The Russell 2000, 3) The Standard & Poor’s 500 Stock Index and 4) the Hotels, Restaurants and Leisure Industry group as defined by Global Industry Classification Standard (“GICS”). The S&P Leisure Time Select Industry Index included previously has been discontinued. The total return graph assumes that all dividends were reinvested on the day of payment.

Total Return Stock Performance Graph

$160
$150
$140
$130
$120
$110
$100
$90
9/20/13
12/31/13
12/30/14
12/29/15
12/27/16
ClubCorp Holdings Inc.
Russell 2000 Index
S&P 500 Index
Hotels, Restaurants and Leisure Industry

This performance graph is not deemed filed with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless such filings specifically incorporate the performance graph by reference therein.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the periods presented. Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2016, 2015, 2014 and 2012, our fiscal years were comprised of the 52 weeks ended December 27, 2016, December 29, 2015, December 30, 2014, and December 25, 2012, respectively. For 2013, our fiscal year was comprised of the 53 weeks ended December 31, 2013.

The statements of operations data set forth below for fiscal years 2016, 2015 and 2014 and the balance sheet data as of December 27, 2016 and December 29, 2015, are derived from our audited consolidated financial statements that are included elsewhere herein. The statements of operations data set forth below for fiscal years 2013 and 2012 and the balance sheet data as of December 30, 2014, December 31, 2013 and December 25, 2012, are derived from our consolidated financial statements that are not included elsewhere herein.

The timing of our acquisition of clubs may affect the comparability of the selected financial data across periods. This selected financial data should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes included elsewhere herein.

	Fiscal Years Ended
	December 27, 2016	December 29, 2015	December 30, 2014	December 31, 2013	December 25, 2012
	(dollars in thousands, except per share amounts)
Statements of Operations Data:
Revenues:
Club operations	$781,000	$757,472	$629,180	$579,751	$535,274
Food and beverage	302,510	291,582	251,838	231,673	216,269
Other revenues	4,970	3,813	3,137	3,656	3,401
Total revenues	1,088,480	1,052,867	884,155	815,080	754,944
Club operating costs exclusive of depreciation	695,990	681,989	568,171	527,787	483,653
Cost of food and beverage sales exclusive of depreciation	100,490	96,103	81,165	74,607	68,735
Depreciation and amortization	107,200	103,944	80,792	72,073	78,286
Provision for doubtful accounts	3,141	2,551	2,733	3,483	2,765
Loss on disposals of assets	12,320	19,402	10,518	8,122	10,904
Impairment of assets	4,654	5,144	2,325	6,380	4,783
Equity in (earnings) loss from unconsolidated ventures	(5,013)	1,308	(1,404)	(2,638)	(1,947)
Selling, general and administrative	77,745	82,616	73,870	64,073	45,343
Operating income	91,953	59,810	65,985	61,193	62,422
Interest and investment income	608	5,517	2,582	333	1,212
Interest expense	(87,188)	(70,672)	(65,209)	(83,669)	(89,369)
Loss on extinguishment of debt	—	(2,599)	(31,498)	(16,856)	—
Other income	—	—	—	—	2,132
Income (loss) from continuing operations before income taxes	5,373	(7,944)	(28,140)	(38,999)	(23,603)
Income tax (expense) benefit	(1,348)	(1,629)	41,469	(1,681)	7,528
Income (loss) from continuing operations	$4,025	$(9,573)	$13,329	$(40,680)	$(16,075)
Loss from discontinued clubs, net of tax (1)	—	—	—	—	(10,917)
Net income (loss)	$4,025	$(9,573)	$13,329	$(40,680)	$(26,992)
Net (income) loss attributable to noncontrolling interests	(448)	61	(103)	(212)	(283)
Net income (loss) attributable to ClubCorp	$3,577	$(9,512)	$13,226	$(40,892)	$(27,275)
Per share data:
Weighted average shares outstanding, basic	64,517	64,364	63,941	54,172	50,570
Weighted average shares outstanding, diluted	64,584	64,364	64,318	54,603	50,570

Income (loss) per common share, basic
Income (loss) from continuing operations attributable to ClubCorp	$0.05	$(0.15)	$0.21	$(0.75)	$(0.32)

Income (loss) per common share, diluted
Income (loss) from continuing operations attributable to ClubCorp	$0.05	$(0.15)	$0.21	$(0.75)	$(0.32)

Cash dividends declared per common share	$0.53	$0.52	$0.49	$0.79	$—

Balance Sheet Data:
Cash and cash equivalents	$84,601	$116,347	$75,047	$53,781	$81,965
Land and non-depreciable land improvements	600,402	600,819	589,975	530,212	531,265
Total assets (2)	2,128,714	2,135,251	2,032,541	1,716,191	1,702,680
Long-term debt (net of current portion) (2)	1,067,071	1,079,320	956,254	625,511	755,689
Total long-term liabilities (2)	1,614,403	1,621,466	1,500,248	1,191,171	1,310,140
Total equity	$152,387	$178,782	$220,859	$237,950	$143,082
_______________________

(1)
Immaterial amounts relating to loss from discontinued operations have been reclassified to interest and investment income for the years ended December 29, 2015, December 30, 2014 and December 31, 2013.

(2)
We adopted Accounting Standards Update No. 2015-3 (“ASU 2015-3”), Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during fiscal year 2016 and applied both standards retrospectively. Balance sheet data for all years presented has been recast to conform to current period presentation. See “Recently Issued Accounting Pronouncements” included in Note 2 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this Form 10-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of December 27, 2016, our portfolio of 206 owned or operated clubs, with over 183,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 150 golf and country clubs and manage nine golf and country clubs. Likewise, we lease or operate through a joint venture 44 business, sports and alumni clubs and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 127 of our 159 golf and country clubs. Our golf and country clubs include 135 private country clubs, 16 semi-private clubs and eight public golf courses. Our business, sports and alumni clubs include 30 business clubs, 9 business and sports clubs, six alumni clubs, and two sports clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such program is our Optimal Network Experiences program (“O.N.E.”), an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of December 27, 2016, approximately 54% of our memberships were enrolled in one or more of our upgrade programs, as compared to approximately 50% of memberships that were enrolled in one or more of our upgrade programs as of December 29, 2015. As of December 27, 2016, 153 of our clubs offered O.N.E., compared to 152 as of December 29, 2015.

The following table presents our membership counts for clubs which we own, lease or operate through a joint venture, excluding managed clubs, at the end of the periods indicated.

	December 27, 2016	December 29, 2015	# Change	% Change
Golf and Country Clubs (1)	120,804	116,303	4,501	3.9%
Business, Sports and Alumni Clubs (1)	53,544	54,980	(1,436)	(2.6)%
Total memberships at end of period (1)	174,348	171,283	3,065	1.8%
_______________________

(1)
Membership counts exclude memberships at managed clubs. As of December 27, 2016, we had 9,366 memberships at managed clubs, including 3,871 memberships at golf and country clubs and 5,495 memberships at business, sports and alumni clubs, excluding certain international club memberships.

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

Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, dry, cold or rainy weather in a given region can be expected to impact our golf-related revenue for that region. For example, during the twelve weeks ended June 14, 2016 we experienced unusual amounts of rain and flooding events at our clubs in the Houston, Texas market, which negatively impacted our golf-related revenue in the market. Additionally, a significant amount of capital expenditure will be required to fully repair the impacted clubs, a portion of which has already been incurred. The majority of this capital expenditure is expected to be offset by insurance proceeds, a portion of which has already been received, resulting in an insignificant impact to our net cash flows used for investing activities. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our golf courses and can adversely affect results for facilities in the impacted region. Keeping turf grass conditions at a satisfactory level to attract play on our golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage, which we have experienced from time to time. A severe drought affecting a large number of properties could have a material adverse effect on our business and results of operations.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 30, 2014	116	18	17	6	157	1	44	4	1	50
First Quarter 2015 (1)	2	—	(5)	—	(3)	—	—	(1)	—	(1)
Second Quarter 2015 (2)	6	—	(1)	—	5	—	—	—	—	—
Third Quarter 2015 (3)	—	—	(1)	—	(1)	—	—	(1)	—	(1)
Fourth Quarter 2015 (4)	—	—	—	—	—	—	—	1	—	1
December 29, 2015	124	18	10	6	158	1	44	3	1	49
First Quarter 2016 (5)	2	—	(1)	—	1	(1)	—	—	—	(1)
Second Quarter 2016 (6)	—	—	1	—	1	—	—	—	—	—
Third Quarter 2016 (7)	1	—	(1)	—	—	—	—	—	—	—
Fourth Quarter 2016 (8)	—	(1)	—	—	(1)	—	(1)	—	—	(1)
December 27, 2016	127	17	9	6	159	—	43	3	1	47
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

(5)
In December 2015, during the twelve weeks ended March 22, 2016, the management agreement with Jefferson Lakeside Country Club, a private country club located in Richmond, Virginia was terminated. Additionally, in December 2015, during the twelve weeks ended March 22, 2016, we closed Greenspoint Club, an owned business and sports club located in Houston, Texas. In February 2016, we purchased Marsh Creek Country Club, a private country club in St. Augustine, Florida. In March 2016, we purchased Santa Rosa Golf and Country Club, a private country club in Santa Rosa, California.

(6)	In June 2016, we entered into a management agreement with Country Club of Columbus, a private country club located in Columbus, Georgia.

(7)
In July 2016, the management agreement with Mill Creek Country Club, a private country club located in Mill Creek, Washington was terminated. In August 2016, we purchased Heritage Golf Club, a private country club in Hilliard, Ohio.

(8)
In September 2016, the lease of Airways Golf Club, a leased public golf course in Fresno, California, was terminated. Additionally, in December 2016, we closed University Club, a leased business and sports club located in Jacksonville, Florida.

Subsequent to December 27, 2016, on February 7, 2017, we purchased Eagle’s Nest Country Club, a private golf club in Phoenix, Maryland, and on February 21, 2017, we purchased North Hills Country Club, a private golf club in Glenside, Pennsylvania.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, income or loss from divested clubs, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and a deferred revenue adjustment. The deferred revenue adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain certain covenants which are based upon specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. Adjusted EBITDA as reported is identical to the computation of Consolidated EBITDA as defined in the credit agreement governing our Secured Credit Facilities, except that for purposes of certain covenants in the credit agreement, a pro forma adjustment is made to Consolidated EBITDA in order to give effect to current period acquisitions as though they had been consummated on the first day of the four quarter period presented. The pro forma impact gives effect to all acquisitions in the fiscal year 2016 as though they had been consummated on the first day of fiscal year 2016.

The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended
	December 27, 2016	December 29, 2015	December 30, 2014
	(dollars in thousands)
Net income (loss)	$4,025	$(9,573)	$13,329
Interest expense	87,188	70,672	65,209
Income tax expense (benefit)	1,348	1,629	(41,469)
Interest and investment income	(608)	(5,517)	(2,582)
Depreciation and amortization	107,200	103,944	80,792
EBITDA	$199,153	$161,155	$115,279
Impairments and disposition of assets (1)	16,974	24,546	12,843
Loss (income) from divested clubs (2)	751	25	(1,097)
Loss on extinguishment of debt (3)	—	2,599	31,498
Non-cash adjustments (4)	255	2,008	2,007
Acquisition related costs (5)	1,409	4,965	10,568
Capital structure costs (6)	1,840	10,047	8,785
Centralization and transformation costs (7)	9,806	8,495	1,330
Other adjustments (8)	5,076	7,397	4,632
Equity-based compensation expense (9)	7,005	4,970	4,303
Deferred revenue adjustment (10)	5,419	7,111	5,644
Adjusted EBITDA	$247,688	$233,318	$195,792

The following table provides a reconciliation of net cash provided by operating activities to Adjusted EBITDA for the periods indicated:

	Fiscal Year Ended
	December 27, 2016	December 29, 2015	December 30, 2014
	(dollars in thousands)
Net cash provided by operating activities	$157,654	$152,270	$129,158
Interest expense	87,188	70,672	65,209
Income tax expense (benefit)	1,348	1,629	(41,469)
Interest and investment income	(608)	(5,517)	(2,582)
Loss (income) from divested clubs (2)	751	25	(1,097)
Loss on extinguishment of debt (3)	—	2,599	31,498
Non-cash adjustments (4)	255	2,008	2,007
Acquisition related costs (5)	1,409	4,965	10,568
Capital structure costs (6)	1,840	10,047	8,785
Centralization and transformation costs (7)	9,806	8,495	1,330
Other adjustments (8)	5,076	7,397	4,632
Deferred revenue adjustment (10)	5,419	7,111	5,644
Certain adjustments to reconcile net income (loss) to operating cash flows (11)	(22,450)	(28,383)	(17,891)
Adjusted EBITDA	$247,688	$233,318	$195,792
______________________

The following footnotes relate to the two preceding tables.

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net income or loss from divested clubs that do not qualify as discontinued operations in accordance with GAAP.

(3)	Includes loss on extinguishment of debt calculated in accordance with GAAP.

(4)	Includes non-cash items related to purchase accounting associated with the acquisition of ClubCorp, Inc. (“CCI”) in 2006 by affiliates of KSL.

(5)	Represents legal and professional fees related to the acquisition of clubs, including the acquisition of Sequoia Golf on September 30, 2014.

(6)	Represents legal and professional fees related to our capital structure, including debt issuance and amendment costs and equity offering costs.

(7)
Includes fees and expenses associated with initial compliance with Section 404(b) of the Sarbanes-Oxley Act (‘‘SOX 404(b)’’), which were primarily incurred in fiscal year 2015 and the twelve weeks ended March 22, 2016, and related centralization and transformation of administrative processes, finance processes and related IT systems.

(8)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests and expenses paid to an affiliate of KSL.

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

(11)
Includes the following adjustments to reconcile net income (loss) to net cash provided by operating activities from our Consolidated Statements of Cash Flows: Net change in prepaid expenses and other assets, net change in receivables and membership notes, net change in accounts payable and accrued liabilities, net change in other current liabilities, bad debt expense, equity in loss (earnings) from unconsolidated ventures, gain on investment in unconsolidated ventures, distribution from investment in unconsolidated ventures, debt issuance costs and term loan discount, accretion of discount on member deposits, net change in deferred tax assets and liabilities and net change in other long-term liabilities. Certain other adjustments to reconcile net income (loss) to net cash provided by operating activities are not included as they are excluded from both net cash provided by operating activities and Adjusted EBITDA.

Same Store Analysis

We employ “same store” analysis techniques for a variety of management purposes. By our definition, clubs are evaluated at the beginning of each year and considered same store once they have been fully operational for one fiscal year. Newly acquired or opened clubs, clubs added under management agreements and divested clubs are not classified as same store; however, clubs held for sale are considered same store until they are divested. Once a club has been divested, it is removed from the same store classification for all periods presented. See summarized financial information by segment in Note 14 of our consolidated financial statements included elsewhere herein. For same store year-over-year comparisons, clubs must be open the entire year for both years in the comparison to be considered same store, therefore, same store facility counts and operating results may vary depending on the years of comparison. We believe this approach provides for a more effective analysis tool because it allows us to assess the results of our core operating strategies by tracking the performance of our established same store clubs without the inclusion of divested clubs and newly acquired or opened clubs.

Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. Our first, second and third fiscal quarters each consist of twelve weeks while our fourth fiscal quarter consists of sixteen or seventeen weeks. For 2016, 2015 and 2014, our fiscal years were comprised of the 52 weeks ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

Results of Operations

The following table presents our consolidated statements of operations as a percent of total revenues for the periods indicated:

	Fiscal Year Ended
	December 27, 2016	% of Revenue	December 29, 2015	% of Revenue	December 30, 2014	% of Revenue

Revenues:
Club operations	$781,000	71.8%	$757,472	71.9%	$629,180	71.2%
Food and beverage	302,510	27.8%	291,582	27.7%	251,838	28.5%
Other revenues	4,970	0.5%	3,813	0.4%	3,137	0.4%
Total revenues	1,088,480		1,052,867		884,155

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	695,990	63.9%	681,989	64.8%	568,171	64.3%
Cost of food and beverage sales exclusive of depreciation	100,490	9.2%	96,103	9.1%	81,165	9.2%
Depreciation and amortization	107,200	9.8%	103,944	9.9%	80,792	9.1%
Provision for doubtful accounts	3,141	0.3%	2,551	0.2%	2,733	0.3%
Loss on disposals of assets	12,320	1.1%	19,402	1.8%	10,518	1.2%
Impairment of assets	4,654	0.4%	5,144	0.5%	2,325	0.3%
Equity in (earnings) loss from unconsolidated ventures	(5,013)	(0.5)%	1,308	0.1%	(1,404)	(0.2)%
Selling, general and administrative	77,745	7.1%	82,616	7.8%	73,870	8.4%
Operating income	91,953	8.4%	59,810	5.7%	65,985	7.5%

Interest and investment income	608	0.1%	5,517	0.5%	2,582	0.3%
Interest expense	(87,188)	(8.0)%	(70,672)	(6.7)%	(65,209)	(7.4)%
Loss on extinguishment of debt	—	—%	(2,599)	(0.2)%	(31,498)	(3.6)%
Income (loss) before income taxes	5,373	0.5%	(7,944)	(0.8)%	(28,140)	(3.2)%
Income tax (expense) benefit	(1,348)	(0.1)%	(1,629)	(0.2)%	41,469	4.7%
NET INCOME (LOSS)	4,025	0.4%	(9,573)	(0.9)%	13,329	1.5%
Net (income) loss attributable to noncontrolling interests	(448)	—%	61	—%	(103)	—%
Net income (loss) attributable to ClubCorp	$3,577	0.3%	$(9,512)	(0.9)%	$13,226	1.5%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,517		64,364		63,941
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,584		64,364		64,318

INCOME (LOSS) PER COMMON SHARE:
Net income (loss) attributable to ClubCorp, Basic	$0.05		$(0.15)		$0.21
Net income (loss) attributable to ClubCorp, Diluted	$0.05		$(0.15)		$0.21

Comparison of the Fiscal Years Ended December 27, 2016 and December 29, 2015

The following table presents key financial information derived from our consolidated statements of operations for the fiscal years 2016 and 2015.

	Fiscal Year Ended
	December 27, 2016 (52 weeks)	December 29, 2015 (52 weeks)	Change	% Change
	(dollars in thousands)
Total revenues	$1,088,480	$1,052,867	$35,613	3.4%
Club operating costs and expenses exclusive of depreciation (1)	799,621	780,643	18,978	2.4%
Depreciation and amortization	107,200	103,944	3,256	3.1%
Loss on disposals of assets	12,320	19,402	(7,082)	(36.5)%
Impairment of assets	4,654	5,144	(490)	(9.5)%
Equity in (earnings) loss from unconsolidated ventures	(5,013)	1,308	(6,321)	(483.3)%
Selling, general and administrative	77,745	82,616	(4,871)	(5.9)%
Operating income	91,953	59,810	32,143	53.7%
Interest and investment income	608	5,517	(4,909)	(89.0)%
Interest expense	(87,188)	(70,672)	(16,516)	(23.4)%
Loss on extinguishment of debt	—	(2,599)	2,599	100.0%
Income (loss) before income taxes	5,373	(7,944)	13,317	167.6%
Income tax expense	(1,348)	(1,629)	281	17.2%
Net income (loss)	$4,025	$(9,573)	$13,598	142.0%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $1,088.5 million for fiscal year 2016 increased $35.6 million, or 3.4%, over fiscal year 2015, largely due to $24.6 million of revenue attributable to club properties added in 2015 and 2016. Same store golf and country club revenue increased by $16.5 million driven primarily by increases in same store dues and food and beverage revenue offset by decreases in golf operations and other revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $2.4 million primarily due to increases in same store dues and food and beverage revenue. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”. The remaining change is primarily related to decreases in revenue related to divested clubs, including $5.4 million in revenues from previously owned and leased clubs, $5.0 million reimbursements for certain operating costs at managed clubs and $0.7 million in management fees. The reimbursements for operating costs at managed clubs do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $799.6 million for fiscal year 2016 increased $19.0 million, or 2.4%, compared to fiscal year 2015. The increase is largely due to $20.5 million of club operating costs and expenses from club properties added in 2015 and 2016, a $5.2 million increase in variable labor costs and food and beverage cost of goods sold associated with higher revenues, a $1.7 million increase in operating supplies, primarily related to golf course maintenance, a $1.5 million increase in insurance expense related to higher claims and a $1.4 million increase in equity-based compensation offset by a $5.6 million decrease in costs related to divested clubs and a $2.4 million decrease in incentive compensation. The remaining decrease is largely related to $5.0 million in certain operating costs at divested managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income.

Depreciation and amortization expense increased $3.3 million, or 3.1%, during fiscal year 2016 compared to fiscal year 2015. Depreciation expense increased $4.4 million due to our increased fixed asset balances primarily related to club acquisitions, along with the related impact of reinvention and expansion capital spend. Amortization expense decreased $1.1 million largely due to the termination of club management agreements. During fiscal year 2016, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni Clubs was $86.9 million and $11.9 million, respectively. During fiscal year 2015, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni clubs was $84.5 million and $11.5 million, respectively. These expenses were primarily made up of depreciation on our property and equipment and amortization of intangibles related to management contracts, member relationships and trade names.

Loss on disposal of assets, net of proceeds received, for the fiscal years 2016 and 2015 of $12.3 million and $19.4 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations, and including losses on asset retirements associated with rain and flooding events. Our losses for the fiscal years 2016 and 2015 were offset by $0.4 million and $3.8 million, respectively, of proceeds related to disposition of assets. In addition, during fiscal year 2016, our losses were offset by $12.2 million of insurance proceeds received in conjunction with the rain and flooding events that occurred during the year, primarily at our golf and country clubs in the Houston, Texas market and Hurricane Matthew, which primarily impacted golf and country clubs in the South and Southeast. During fiscal year 2016, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $11.4 million and $0.5 million, respectively. During fiscal year 2015, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $16.0 million and $1.4 million, respectively. These expenses related primarily to asset retirements associated with our club reinventions and in the ordinary course of business along with rain and flooding events in fiscal year 2016.

Impairment of assets of $4.7 million and $5.1 million for fiscal years 2016 and 2015, respectively, were largely comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value and impairment losses to management contract intangible assets. Also included in fiscal year 2015, is an asset impairment of $1.6 million related to unproven mineral rights on certain properties. During fiscal year 2016, impairment of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $1.2 million and $3.5 million, respectively. During fiscal year 2015, impairment of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was zero and $3.5 million, respectively.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures increased $6.3 million from a loss of $1.3 million to earnings of $5.0 million in fiscal year 2016, compared to fiscal year 2015. Interest and investment income decreased $4.9 million to $0.6 million in fiscal year 2016, compared to fiscal year 2015. These changes are due primarily to earnings on our Avendra, LLC equity investment recorded to investment income in fiscal year 2015 while no earnings on our Avendra, LLC equity investment were recorded to investment income in fiscal year 2016.

Selling, general and administrative expenses of $77.7 million for fiscal year 2016 decreased $4.9 million, or 5.9%, compared to fiscal year 2015. The major components of selling, general and administrative expenses are shown in the table below.

	Fiscal Year Ended
Components of selling, general and administrative expense (1)	December 27, 2016 (52 weeks)	December 29, 2015 (52 weeks)	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$71,835	$69,052	$2,783	4.0%
Capital structure costs	1,839	10,034	(8,195)	(81.7)%
Equity-based compensation	4,071	3,530	541	15.3%
Selling, general and administrative	$77,745	$82,616	$(4,871)	(5.9)%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our disaggregated results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $71.8 million for fiscal year 2016, an increase of $2.8 million, or 4.0%, compared to fiscal year 2015. This included increased costs of $2.5 million related to the design phase of our centralization and transformation of administrative processes, finance processes and related IT systems, offset by lower costs related to our initial compliance with SOX 404(b) in fiscal year 2015, and a $0.4 million increase in severance expense. We also incurred an increase of $2.2 million due to higher ongoing support costs, including professional fees, payroll, costs related to software agreements and service fees, as part of our compliance with SOX 404(b) and centralization and transformation of administrative processes, finance processes and related IT systems. These increases were offset by a $2.0 million decrease in acquisition costs and a $0.3 million decrease in incentive compensation.

Capital structure costs included within selling, general and administrative expenses of $1.8 million during fiscal year 2016 were largely comprised of costs associated with the eighth and tenth amendments to the credit agreement governing the Secured Credit Facilities. Capital structure costs included within selling, general and administrative expenses of $10.0 million during fiscal year 2015 were largely comprised of costs associated with the seventh and eighth amendments to the credit agreement governing the Secured Credit Facilities and costs associated with secondary equity offerings.

Interest expense totaled $87.2 million and $70.7 million for the fiscal years 2016 and 2015, respectively. The $16.5 million increase in interest expense is primarily comprised of an increase of $27.5 million in interest due to the issuance of the 2015 Senior Notes offset by a $10.7 million decrease in interest on the term loan facility due primarily to a lower principal balance outstanding during fiscal year 2016 compared to fiscal year 2015. During fiscal year 2016, interest expense for Golf and Country Clubs and Business, Sports and Alumni Clubs was $20.3 million and $4.3 million, respectively. During fiscal year 2015, interest expense for Golf and Country Clubs and Business, Sports and Alumni clubs was $19.3 million and $6.2 million, respectively. The interest expense for Golf and Country Clubs was primarily driven by accretion expense related to membership initiation payments along with interest expense related to various mortgage loans. The interest expense for Business, Sports and Alumni Clubs was primarily driven by accretion expense related to membership initiation payments.

Loss on extinguishment of debt for fiscal year 2015 consisted of a write-off of $1.9 million in debt issuance costs and a write-off of $0.7 million of unamortized loan discounts both resulting from the $226.1 million principal pre-payment made on the Secured Credit Facilities. There was no loss on extinguishment of debt for fiscal year 2016.

Income tax expense for fiscal year 2016 was $1.3 million, with an effective tax rate of 25.1%, while income tax expense for fiscal year 2015 was $1.6 million, with an effective tax rate of (20.5)%. Our effective tax rate increased from 2015 to 2016 primarily as a result of higher U.S. earnings before income taxes, year over year, relative to overall income tax expense. For fiscal year 2016, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes, net increases to unrecognized tax benefits and net decreases related to the recognition of various federal tax credits. For fiscal year 2015, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and the change in state valuation allowances. In general, our effective tax rate is impacted each year by the relation of total income tax expense to earnings before income taxes, changes in tax law, the impact of valuation allowance changes, state taxes, uncertain tax positions, tax credits, and miscellaneous other permanent differences.

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the fiscal years 2016 and 2015:

	Fiscal Year Ended
Consolidated Summary	December 27, 2016 (52 weeks)	December 29, 2015 (52 weeks)	Change	% Change
	(dollars in thousands)
Total Revenue	$1,088,480	$1,052,867	$35,613	3.4%

Golf and Country Clubs Adjusted EBITDA (1)	$260,595	$245,696	$14,899	6.1%
Business, Sports and Alumni Clubs Adjusted EBITDA (1)	41,592	39,712	1,880	4.7%
Corporate expenses and other operations	(54,499)	(52,090)	(2,409)	(4.6)%
Adjusted EBITDA	$247,688	$233,318	$14,370	6.2%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net (loss) income to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the fiscal years 2016 and 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Fiscal Year Ended
Golf and Country Club Segment	December 27, 2016 (52 weeks)	December 29, 2015 (52 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$404,380	$391,207	$13,173	3.4%
Food and Beverage	188,111	182,387	5,724	3.1%
Golf Operations	178,042	179,220	(1,178)	(0.7)%
Other	57,378	58,647	(1,269)	(2.2)%
Revenue	$827,911	$811,461	$16,450	2.0%
Club operating costs and expenses exclusive of depreciation	$574,773	$569,153	$5,620	1.0%
Adjusted EBITDA	$253,138	$242,308	$10,830	4.5%
Adjusted EBITDA Margin	30.6%	29.9%	70 bps	2.3%

New or Acquired Clubs
Revenue	$51,174	$29,880	$21,294	NM
Club operating costs and expenses exclusive of depreciation	$43,717	$26,492	$17,225	NM
Adjusted EBITDA	$7,457	$3,388	$4,069	NM

Total Golf and Country Clubs
Revenue	$879,085	$841,341	$37,744	4.5%
Club operating costs and expenses exclusive of depreciation	$618,490	$595,645	$22,845	3.8%
Adjusted EBITDA	$260,595	$245,696	$14,899	6.1%
Adjusted EBITDA Margin	29.6%	29.2%	40 bps	1.4%

Total memberships, excluding managed club memberships	120,804	116,303	4,501	3.9%

Total revenue for same store golf and country clubs increased $16.5 million, or 2.0%, for fiscal year 2016 compared to fiscal year 2015 due primarily to increases in same store dues and food and beverage revenue offset by decreases in golf operations revenue and other revenue. Same store dues revenue increased $13.2 million, or 3.4%, due primarily to greater participation in the O.N.E. program, an increase in same store memberships and a rate increase in dues per same store average membership. Food and beverage revenue increased $5.7 million, or 3.1%, due primarily to a 4.1% increase in private party revenue, driven by increased spend related to social private parties and a 3.0% increase in a la carte revenue, driven by an increase in a la carte covers. Golf operations revenue decreased $1.2 million, or 0.7%, due primarily to inclement weather negatively impacting rounds played in Houston and other markets during the twelve weeks ended June 14, 2016 and the twelve weeks ended September 6, 2016, and the impact of Hurricane Matthew in the Carolinas impacting the sixteen weeks ended December 27, 2016. Other revenue decreased $1.3 million, or 2.2%, largely due to lower revenue recognized for membership initiation payments which are being recognized into revenue over the expected lives of active memberships.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $3.5 million, or 0.7%, for fiscal year 2016 compared to fiscal year 2015. The increase is primarily related to higher payroll expense and administrative expenses, partially offset by a decrease in incentive compensation. These operating costs, as a percentage of total same store club revenue, were 61.3% and 62.1% for the same periods, respectively.

Costs of food and beverage sales for same store golf and country clubs increased $2.2 million, or 3.3%, for fiscal year 2016 compared to fiscal year 2015, due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 35.7% and 35.7% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs increased $10.8 million, or 4.5%, for fiscal year 2016 compared fiscal year 2015, largely due to the increase in higher margin dues revenue and increased food and beverage revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for fiscal year 2016 increased 70 basis points over fiscal year 2015.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the fiscal years 2016 and 2015. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Fiscal Year Ended
Business, Sports and Alumni Club Segment	December 27, 2016 (52 weeks)	December 29, 2015 (52 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$81,036	$79,732	$1,304	1.6%
Food and Beverage	100,293	99,274	1,019	1.0%
Other	11,901	11,845	56	0.5%
Revenue	$193,230	$190,851	$2,379	1.2%
Club operating costs and expenses exclusive of depreciation	$151,761	$151,125	$636	0.4%
Adjusted EBITDA	$41,469	$39,726	$1,743	4.4%
Adjusted EBITDA Margin	21.5%	20.8%	70 bps	3.4%

New or Acquired Clubs
Revenue	$160	$25	$135	NM
Club operating costs and expenses exclusive of depreciation	$37	$39	$(2)	NM
Adjusted EBITDA	$123	$(14)	$137	NM

Total Business, Sports and Alumni Clubs
Revenue	$193,390	$190,876	$2,514	1.3%
Club operating costs and expenses exclusive of depreciation	$151,798	$151,164	$634	0.4%
Adjusted EBITDA	$41,592	$39,712	$1,880	4.7%
Adjusted EBITDA Margin	21.5%	20.8%	70 bps	3.4%

Total memberships, excluding managed club memberships	53,544	54,980	(1,436)	(2.6)%

Total revenues for same store business, sports and alumni clubs increased $2.4 million, or 1.2%, for fiscal year 2016 compared to fiscal year 2015 primarily due to increases in same store dues and food and beverage revenue. Dues revenue increased $1.3 million, or 1.6%, due primarily to an increase in upgrade dues related to the O.N.E. program and a rate increase in dues per same store average membership which was offset by declines in certain types of same store membership. Food and beverage revenue increased $1.0 million, or 1.0%, due primarily to an increase in private party revenue, driven by increased spend related to social and corporate private parties, partially offset by a decrease in a la carte revenue.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs were flat for fiscal year 2016 compared to fiscal year 2015. These operating costs, as a percentage of total same store club revenue, were 64.5% and 65.3% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $0.6 million, or 2.3%, for fiscal year 2016 compared to fiscal year 2015, due primarily to increases in food and beverage sales and increased usage of the O.N.E. program. These costs, as a percentage of food and beverage revenues, were 27.1% and 26.7% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs increased $1.7 million, or 4.4%, for fiscal year 2016 compared to fiscal year 2015, largely due to the increases in higher margin dues revenue and food and beverage revenue. Same store Adjusted EBITDA margin for fiscal year 2016 increased 70 basis points compared to fiscal year 2015.

Corporate expenses and other operations

The following table presents financial information for corporate expenses and other operations, which is comprised primarily of activities not related to our two business segments, for the fiscal years 2016 and 2015.

	Fiscal Year Ended
	December 27, 2016	December 29, 2015	Change	% Change
	(dollars in thousands)
Corporate expenses and other operations	$(54,499)	$(52,090)	$(2,409)	(4.6)%

Corporate expenses and other operations increased $2.4 million, or 4.6%, for fiscal year 2016 compared to fiscal year 2015 largely due to a $2.4 million increase in insurance expense related to higher claims and an increase of $2.2 million in ongoing support costs, including professional fees, payroll, costs related to software agreements and service fees, as part of our compliance with SOX 404(b) and centralization and transformation of administrative processes, finance processes and related IT systems. These increases in expenses were offset by a $1.4 million increase in net volume rebates and allowances and cash distributions from our equity method investments, which are subject to timing and a $0.3 million decrease in incentive compensation. The remaining change was primarily comprised of a decrease in other corporate expenses.

Comparison of the Fiscal Years Ended December 29, 2015 and December 30, 2014

The following table presents key financial information derived from our consolidated statements of operations for the fiscal years 2015 and 2014.

	Fiscal Year Ended
	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands)
Total revenues	$1,052,867	$884,155	$168,712	19.1%
Club operating costs and expenses exclusive of depreciation (1)	780,643	652,069	128,574	19.7%
Depreciation and amortization	103,944	80,792	23,152	28.7%
Loss on disposals of assets	19,402	10,518	8,884	84.5%
Impairment of assets	5,144	2,325	2,819	121.2%
Equity in loss (earnings) from unconsolidated ventures	1,308	(1,404)	2,712	193.2%
Selling, general and administrative	82,616	73,870	8,746	11.8%
Operating income	59,810	65,985	(6,175)	(9.4)%
Interest and investment income	5,517	2,582	2,935	113.7%
Interest expense	(70,672)	(65,209)	(5,463)	(8.4)%
Loss on extinguishment of debt	(2,599)	(31,498)	28,899	91.7%
Loss before income taxes	(7,944)	(28,140)	20,196	71.8%
Income tax (expense) benefit	(1,629)	41,469	(43,098)	(103.9)%
Net (loss) income	$(9,573)	$13,329	$(22,902)	(171.8)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $1,052.9 million for fiscal year 2015 increased $168.7 million, or 19.1%, over fiscal year 2014, largely due to $149.5 million of revenue attributable to club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014. Same store golf and country club revenue increased by $12.8 million driven primarily by increases in same store dues and food and beverage revenue which were offset by decreases in other revenue and golf operations. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $8.3 million primarily due to increases in food and beverage revenue and same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”.

Club operating costs and expenses totaling $780.6 million for fiscal year 2015 increased $128.6 million, or 19.7%, compared to fiscal year 2014. The increase is due primarily to $123.5 million of club operating costs and expenses from club properties added in 2014 and 2015, including the clubs acquired through the Sequoia Golf acquisition on September 30, 2014.

Depreciation and amortization expense increased $23.2 million, or 28.7%, during fiscal year 2015 compared to fiscal year 2014. Depreciation expense increased $21.7 million due to our increased fixed asset balances primarily related to club acquisitions, including Sequoia Golf, along with the related impact of reinvention and expansion capital spend. Amortization expense increased $1.5 million due primarily to increased amortization from intangible assets recognized with the Sequoia Golf acquisition. During fiscal year 2015, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni clubs was $84.5 million and $11.5 million, respectively. During fiscal year 2014, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni clubs was $64.0 million and $11.0 million, respectively. These expenses were primarily made up of depreciation on our property and equipment and amortization of intangibles related to management contracts, member relationships and trade names.

Loss on disposal of assets, net of proceeds received, for fiscal years 2015 and 2014 of $19.4 million and $10.5 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations. Our losses for the fiscal years 2015 and 2014 were offset by $3.8 million and $0.4 million, respectively, of proceeds related to disposition of assets. During fiscal year 2015, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was

$16.0 million and $1.4 million, respectively. During fiscal year 2014, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $9.8 million and $0.4 million, respectively. These expenses related primarily to asset retirements associated with our club reinventions and in the ordinary course of business.

Impairment of assets of $5.1 million and $2.3 million for fiscal years 2015 and 2014, respectively, were largely comprised of impairment losses to property and equipment at certain of our business clubs to adjust the carrying amount of certain property and equipment to its fair value and impairment losses to management contract intangible assets. Also included in fiscal year 2015, is an asset impairment of $1.6 million related to unproven mineral rights on certain golf properties. During fiscal year 2015, impairment of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was zero and $3.5 million, respectively. During fiscal year 2014, impairment of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $1.0 million and $1.4 million, respectively.

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
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our disaggregated results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $69.1 million for fiscal year 2015, an increase of $6.9 million, or 11.1%, compared to fiscal year 2014. In fiscal year 2015, the increase in expenses is largely due to compliance with SOX 404(b), including $7.2 million of costs related to increased readiness efforts associated with the requirements of SOX 404(b) and costs to centralize administrative processes and $1.6 million of ongoing support costs. Additionally, costs associated with the ongoing support of Sequoia Golf and certain ongoing increases in technology licensing expense increased $4.7 million. These increases were offset by a $5.8 million decrease in expenses related to acquisitions in fiscal year 2015, primarily due to acquisition costs incurred in fiscal year 2014 associated with the acquisition of Sequoia Golf on September 30, 2014.

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

Interest expense totaled $70.7 million and $65.2 million for fiscal years 2015 and 2014, respectively. The $5.5 million increase of interest expense is primarily comprised of a $13.1 million increase in interest on the term loan facility due to higher principal balances outstanding during fiscal year 2015, and higher interest rates in fiscal year 2015, as well as an increase of $1.2 million in interest due to the issuance of the 2015 Senior Notes. These increases were offset by a $9.7 million reduction due to the redemption of the 2010 Senior Notes during fiscal year 2014. During our second fiscal quarter in 2014, on May 11, 2014, the outstanding balance of the 2010 Senior Notes was redeemed using proceeds from additional borrowings on the term loan facility, which bore interest at 4.0% through September 30, 2014 and 4.5% through December 30, 2014. During fiscal year 2015, the term loan facility bore interest at 4.5% through May 28, 2015 and 4.25% through the remainder of fiscal year 2015. Additionally, we increased the term loan facility by $250.0 million on September 30, 2014 to fund the Sequoia Golf acquisition. The 2015 Senior Notes were issued on December 15, 2015, in an aggregate principal amount of $350.0 million at an interest rate of 8.25% and mature in 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to prepay $226.1 million of the term loan facility principal. During fiscal year 2015, interest expense for Golf and Country Clubs and Business, Sports and Alumni clubs was $19.3 million and $6.2 million, respectively. During fiscal year 2014, interest expense for Golf and Country Clubs and Business, Sports and Alumni clubs was $19.7 million and $6.0 million, respectively. The interest expense for Golf and Country Clubs was primarily driven by accretion expense related to membership initiation payments along with interest expense related to various mortgage loans. The interest expense for Business, Sports and Alumni Clubs was primarily driven by accretion expense related to membership initiation payments.

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

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the fiscal years 2015 and 2014:

	Fiscal Year Ended
Consolidated Summary	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands)
Total Revenue	$1,052,867	$884,155	$168,712	19.1%

Golf and Country Clubs Adjusted EBITDA (1)	$245,696	$202,887	$42,809	21.1%
Business, Sports and Alumni Clubs Adjusted EBITDA (1)	39,712	34,727	4,985	14.4%
Corporate expenses and other operations	(52,090)	(41,822)	(10,268)	(24.6)%
Adjusted EBITDA	$233,318	$195,792	$37,526	19.2%
_______________________________

(1)	See ‘‘Basis of Presentation—EBITDA and Adjusted EBITDA’’ for the definition of Adjusted EBITDA and a reconciliation of net (loss) income to Adjusted EBITDA.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the fiscal years 2015 and 2014. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Fiscal Year Ended
Golf and Country Club Segment	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$316,939	$305,790	$11,149	3.6%
Food and Beverage	152,457	149,187	3,270	2.2%
Golf Operations	143,528	143,672	(144)	(0.1)%
Other	48,266	49,756	(1,490)	(3.0)%
Revenue	$661,190	$648,405	$12,785	2.0%
Club operating costs and expenses exclusive of depreciation	$459,033	$456,905	$2,128	0.5%
Adjusted EBITDA	$202,157	$191,500	$10,657	5.6%
Adjusted EBITDA Margin	30.6%	29.5%	110 bps	3.7%

New or Acquired Clubs
Revenue	$180,151	$45,084	$135,067	NM
Club operating costs and expenses exclusive of depreciation	$136,612	$33,697	$102,915	NM
Adjusted EBITDA	$43,539	$11,387	$32,152	NM

Total Golf and Country Clubs
Revenue	$841,341	$693,489	$147,852	21.3%
Club operating costs and expenses exclusive of depreciation	$595,645	$490,602	$105,043	21.4%
Adjusted EBITDA	$245,696	$202,887	$42,809	21.1%
Adjusted EBITDA Margin	29.2%	29.3%	(10) bps	(0.3)%

Total memberships, excluding managed club memberships	116,303	111,458	4,845	4.3%

Total revenue for same store golf and country clubs increased $12.8 million, or 2.0%, for fiscal year 2015 compared to fiscal year 2014 due primarily to increases in same store dues and food and beverage revenue offset by decreases in other revenue and golf operations. Same store dues revenue increased $11.1 million, or 3.6%, due primarily to a rate increase in dues per same store average membership, greater participation in the O.N.E. program and growth in membership. Food and beverage revenue increased $3.3 million, or 2.2%, due primarily to a 2.4% increase in a la carte revenue. Other revenue decreased $1.5 million, or 3.0%, largely due to lower revenue recognized for membership initiation payments which are being amortized into revenue over the expected lives of active memberships. Golf operations revenue decreased $0.1 million, or 0.1%, due to lower cart fees and retail sales resulting from inclement weather, primarily in Texas, leading to fewer golf rounds.

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
Costs of food and beverage sales for same store golf and country clubs increased $1.0 million, or 1.9%, for fiscal year 2015 compared to fiscal year 2014 due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 34.8% and 34.9% for the same periods, respectively.

Adjusted EBITDA for same store golf and country clubs increased $10.7 million, or 5.6%, for fiscal year 2015 compared to fiscal year 2014, largely due to the increase in higher margin dues revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for fiscal year 2015 increased 110 basis points over fiscal year 2014.

New or acquired clubs includes the results, from the date of acquisition, for all clubs acquired or opened in fiscal year 2015 and fiscal year 2014, including our acquisition of Sequoia Golf on September 30, 2014. New and acquired clubs contributed revenues of $180.2 million and Adjusted EBITDA of $43.5 million during fiscal year 2015, which was largely related to Sequoia Golf.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the fiscal years 2015 and 2014. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Fiscal Year Ended
Business, Sports and Alumni Club Segment	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$78,434	$75,260	$3,174	4.2%
Food and Beverage	95,619	90,793	4,826	5.3%
Other	10,872	10,566	306	2.9%
Revenue	$184,925	$176,619	$8,306	4.7%
Club operating costs and expenses exclusive of depreciation	$145,968	$141,652	$4,316	3.0%
Adjusted EBITDA	$38,957	$34,967	$3,990	11.4%
Adjusted EBITDA Margin	21.1%	19.8%	130 bps	6.6%

New or Acquired Clubs
Revenue	$5,951	$2,106	$3,845	NM
Club operating costs and expenses exclusive of depreciation	$5,196	$2,346	$2,850	NM
Adjusted EBITDA	$755	$(240)	$995	NM

Total Business, Sports and Alumni Clubs
Revenue	$190,876	$178,725	$12,151	6.8%
Club operating costs and expenses exclusive of depreciation	$151,164	$143,998	$7,166	5.0%
Adjusted EBITDA	$39,712	$34,727	$4,985	14.4%
Adjusted EBITDA Margin	20.8%	19.4%	140 bps	7.2%

Total memberships, excluding managed club memberships	54,980	54,847	133	0.2%

Total revenues for same store business, sports and alumni clubs increased $8.3 million, or 4.7%, for fiscal year 2015 compared to fiscal year 2014 primarily due to increases in food and beverage revenue and same store dues revenue. Food and beverage revenue increased $4.8 million, or 5.3%, primarily due to a 6.2% increase in private party revenue driven by increased spend in corporate private events. Dues revenue increased $3.2 million, or 4.2%, due primarily to a rate increase in dues per same store average membership and an increase in upgrade dues related to the O.N.E program.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs increased $3.3 million, or 2.9%, for fiscal year 2015 compared to fiscal year 2014. The increase includes higher payroll expenses associated with higher revenues. These operating costs, as a percentage of total same store club revenue, were 65.2% and 66.4% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $1.0 million, or 3.9%, for fiscal year 2015 compared to fiscal year 2014 due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 26.6% and 26.9% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs increased $4.0 million, or 11.4%, for fiscal year 2015 compared to fiscal year 2014, primarily due to increases in food and beverage revenue and higher margin dues revenue. Same store Adjusted EBITDA margin for fiscal year 2015 increased 130 basis points compared to fiscal year 2014.

Corporate expenses and other operations

The following table presents financial information for corporate expenses and other operations, which is comprised primarily of activities not related to our two business segments, for the fiscal years 2015 and 2014.

	Fiscal Year Ended
	December 29, 2015 (52 weeks)	December 30, 2014 (52 weeks)	Change	% Change
	(dollars in thousands)
Corporate expenses and other operations	$(52,090)	$(41,822)	$(10,268)	(24.6)%

Corporate expenses and other operations increased $10.3 million, or 24.6%, for fiscal year 2015 compared to fiscal year 2014 largely due to a $3.4 million increase in expense related to the infrastructure to support Sequoia Golf, which was acquired on September 30, 2014, a $3.2 million increase in health insurance expense because there are more covered participants in the plan due to our acquisition of Sequoia Golf and higher claims, a $1.8 million increase in payroll expense largely due to compliance with SOX 404(b) and a $1.1 million increase in costs related to software agreements. These increases were offset by a $0.7 million decrease in incentive compensation.

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

As of December 27, 2016, cash and cash equivalents totaled $84.6 million and we had $145.0 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $229.6 million. As of February 21, 2017, we had $145.0 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $157.7 million and $152.3 million for fiscal years 2016 and 2015, respectively. The $5.4 million increase in operating cash flows is due largely to a decrease in earnings of approximately $0.7 million, after excluding debt issuance costs and term loan discount amortization, loss on disposals of assets, earnings from equity investments, gain on investment in unconsolidated ventures and depreciation expense, each of which do not impact operating cash flows, a $4.0 million decrease due to changes in working capital primarily driven by timing of certain trade payables and member billing cycles, a $4.0 million increase due to the change in deferred tax assets and liabilities and a $4.9 million increase due to the change in other long-term liabilities.

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

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $105.4 million and $160.2 million for fiscal years 2016 and 2015, respectively. The $54.9 million decrease in cash used in investing activities is primarily due to the $48.8 million decrease in cash used for the acquisition of clubs and $12.2 million of insurance proceeds related to rain and flooding events that occurred during fiscal year 2016 offset by a $3.5 million increase in capital spent to maintain, renovate and reinvent our existing properties and a $3.4 million decrease in proceeds from dispositions due primarily to the sale of Legacy Golf Club at Lakewood Ranch in fiscal year 2015.

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

Cash Flows (used in) provided by Financing Activities

Cash flows used in financing activities totaled $85.0 million for fiscal year 2016 and cash flows provided by financing activities totaled $48.5 million for fiscal year 2015. During fiscal year 2016, we entered into a new secured mortgage loan with a principal amount of $37.0 million, the net proceeds of which were primarily used to repay outstanding balances on the existing mortgage loans totaling $35.3 million. In fiscal year 2016, we voluntarily prepaid $24.0 million towards the term loan under the Secured Credit Facilities.     During fiscal year 2015, we borrowed $57.0 million under our revolving credit facility. There were no borrowings under our revolving credit facility during fiscal year 2016. During fiscal year 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to prepay $226.1 million towards the Secured Credit Facilities, in connection with the eighth amendment to the credit agreement governing the Secured Credit Facilities and repay the $57.0 million borrowed under our revolving credit facility earlier in the year.

We made scheduled debt repayments of $20.3 million during fiscal year 2016, which was a $0.9 million decrease from the $21.2 million of scheduled debt repayments made during fiscal year 2015. We paid $3.1 million and $17.5 million for debt issuance and modification costs in fiscal years 2016 and 2015, respectively, related primarily to debt amendments to the credit agreement governing the Secured Credit Facilities. Additionally, in fiscal year 2016, we repurchased 192,989 shares of common stock, totaling $2.3 million, under our share repurchase plan initiated in 2016. During fiscal years 2016 and 2015, we paid dividends to our common stockholders of $34.0 million and $33.6 million, respectively

Cash flows provided by financing activities totaled $48.5 million and $245.0 million for fiscal years 2015 and 2014, respectively. During fiscal years 2015 and 2014, respectively, we borrowed $57.0 million and $11.2 million under our revolving credit facility. During fiscal year 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to prepay $226.1 million towards the Secured Credit Facilities, in connection with the eighth amendment to the credit agreement governing the Secured Credit Facilities and repay the $57.0 million borrowed under our revolving credit facility earlier in the year. During fiscal year 2014, Operations entered into the fifth and sixth amendments to the credit agreement governing the Secured Credit Facilities which increased the term loan facility principal balance to $901.1 million. The proceeds of the additional term loan borrowings under the fifth amendment of $348.3 million, net of discount, together with available cash, were used to redeem the remaining $269.8 million principal amount of the 2010 Senior Notes, pay the related redemption premium of $27.5 million and repay the $11.2 million borrowed under our revolving credit facility earlier in the year. The proceeds of the additional term loan borrowings under the sixth amendment of $248.1 million, net of discount, together with available cash, were used to fund the acquisition of Sequoia Golf, including certain expenses related thereto.

We made scheduled debt repayments of $21.2 million during fiscal year 2015, which was a $7.6 million increase from the $13.6 million of scheduled debt repayments made during fiscal year 2014. We paid $17.5 million and $8.3 million for debt issuance and modification costs in fiscal years 2015 and 2014, respectively, related primarily to debt amendments to the credit agreement governing the Secured Credit Facilities. Additionally, during fiscal year 2015, we paid $2.8 million more in dividends to our common stockholders due primarily to the increase in our dividend from $0.12 to $0.13 per share of common stock.

Total cash and cash equivalents decreased $31.7 million during fiscal year 2016 and increased $41.3 million during fiscal year 2015.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties and invest in our information technology systems. For fiscal years 2016, 2015 and 2014, we spent approximately $55.5 million (net of insurance proceeds of $12.2 million), $53.1 million and $29.1 million, respectively, in capitalized costs to maintain our existing properties and invest in our information technology systems. During fiscal year 2016, this spending included $34.3 million, net of insurance proceeds, to maintain our existing properties and $2.6 million to maintain our existing information technology systems. Additionally, we invested $18.6 million on information technology projects related to the centralization of administrative processes. During fiscal year 2017, we anticipate spending approximately $59.9 million in maintenance capital, including $44.8 million to maintain our existing facilities and $4.0 million to maintain our existing information technology systems. Additionally, we anticipate investing $11.1 million on information technology projects related to the centralization and transformation of administrative processes, finance processes and related IT systems.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding totaled approximately $50.9 million, $110.7 million and $323.8 million for fiscal years 2016, 2015 and 2014, respectively, including acquisitions of $9.8 million, $58.6 million and $280.3 million. We anticipate spending approximately $40.2 million on reinvention and expansion projects during fiscal year 2017, including capital associated with recently acquired clubs, but excluding the purchase prices of Eagle’s Nest Country Club, North Hills Country Club, any potential future acquisitions and reinvention and expansion projects related to such acquisitions.

Subsequent to December 27, 2016, we purchased two golf and country clubs. On February 7, 2017, we purchased Eagle’s Nest Country Club, a private golf club in Phoenix, Maryland, for a purchase price of $2.5 million, which was satisfied by our assumption of debt of $2.5 million. Additionally, on February 21, 2017, we purchased North Hills Country Club, a private golf club in Glenside, Pennsylvania, for a purchase price of $2.1 million.

Future discretionary capital spending amounts may increase or decrease as a result of a variety of factors, including but not limited to those described in Item 1A. Risk Factors, such as the identification of additional acquisitions or expansion opportunities that fit our strategy to expand the business.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015 and 2016. On September 30, 2016, Operations entered into a tenth amendment to the credit agreement governing the Secured Credit Facilities to decrease the interest rate on the term loan facility to a variable rate calculated as the higher of (a) 4.0% or (b) an elected LIBOR plus a margin of 3.0%. As of February 21, 2017, the Secured Credit Facilities are comprised of (i) a $651.0 million term loan facility and (ii) a revolving credit facility with capacity of $175.0 million with $145.0 million available for borrowing after deducting $30.0 million of standby letters of credit. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as the Senior Secured Leverage Ratio does not exceed 3.50:1.00.

As of February 21, 2017, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is December 15, 2022.

As of February 21, 2017, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to the Senior Secured Leverage Ratio and a total leverage ratio (the “Total Leverage Ratio”). The Senior Secured Leverage Ratio is defined as the ratio of Operations' Consolidated Senior Secured Debt (exclusive of the 2015 Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in Note 14 of our consolidated financial statements included elsewhere herein) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations' Consolidated Total Debt (including the 2015 Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain the Total Leverage Ratio of no greater than 5.75:1.00 and the Senior Secured Leverage Ratio no greater than 4.50:1.00 as of the end of each fiscal quarter.

We may be required to prepay the outstanding term loan facility by a percentage of excess cash flows, as defined by the credit agreement governing the Secured Credit Facilities, each fiscal year end after our annual consolidated financial statements are delivered, which percentage may decrease or be eliminated depending on the results of the Senior Secured Leverage Ratio test at the end of each fiscal year. No such prepayment was required with respect to fiscal year 2016. We may voluntarily prepay outstanding loans under the Secured Credit Facilities in whole or in part upon prior notice without premium or penalty, other than certain fees incurred in connection with a repricing transaction.

As of December 27, 2016, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Total Leverage Ratio and the Senior Secured Leverage Ratio on a rolling four quarter basis through December 27, 2016:

	Four Quarters Ended
	December 27, 2016
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$248,067
Pro Forma Consolidated Total Debt (2)	1,042,852
Pro Forma Consolidated Senior Secured Debt (2)	692,852

Total Leverage Ratio	4.20	x
Senior Secured Leverage Ratio	2.79	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended December 27, 2016:

Four Quarters Ended
December 27, 2016
(dollars in thousands)
Adjusted EBITDA (a)	$247,688
Pro forma adjustment - acquisitions (b)	379
Pro Forma Adjusted EBITDA	$248,067

(a)	See “Basis of Presentation—EBITDA and Adjusted EBITDA” for a definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

(b)	The pro forma adjustment gives effect to all acquisitions in the four quarters ended December 27, 2016 as though they had been consummated on the first day of fiscal year 2016.

(2)	The reconciliation of total debt to Pro Forma Consolidated Total Debt and Pro Forma Consolidated Senior Secured Debt is as follows:

As of December 27, 2016
(dollars in thousands)
Total debt (excluding loan discount and loan origination fees)	$1,103,481
Outstanding letters of credit	30,046
Uncollateralized surety bonds	5,747
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(84,585)
Pro Forma Consolidated Total Debt	$1,042,852

Unsecured 2015 Senior Notes (excluding loan origination fees)	(350,000)
Pro Forma Consolidated Senior Secured Debt	$692,852
_______________________

(a)	Represents an adjustment reducing total debt by the lesser of Operations’ unrestricted cash or $85.0 million.

2015 Senior Notes—On December 15, 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. Interest on the 2015 Senior Notes accrues at the rate of 8.25% per annum and is payable semiannually in arrears on June 15 and December 15.

The 2015 Senior Notes are guaranteed on a full and unconditional basis by each Guarantor (other than Operations’ Parent) that guarantees our obligations under the credit agreement governing the Secured Credit Facilities. As of December 27, 2016, Operations and the Guarantors accounted for approximately 93% of Holdings’ combined total assets, excluding intercompany items, and accounted for approximately 92% of outstanding total liabilities, including trade payables, all of which are structurally senior to the 2015 Senior Notes. For fiscal year 2016, Operations and the Guarantors accounted for approximately 93% of Holdings’ revenues and approximately 94% of Holdings’ operating income, excluding selling, general and administrative expenses.

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

Mortgage Loan—On August 9, 2016, we entered into the Wells Fargo Mortgage Loan for $37.0 million with a maturity date of May 31, 2019 with two options to extend through August 9, 2021. As of December 27, 2016, the note has a principal amount of $36.8 million and accrues interest at a variable interest rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%. The proceeds of the Wells Fargo Mortgage Loan were primarily used to repay outstanding balances on the mortgage loan originally entered into with General Electric Capital Corporation (the “Stonebriar / Monarch Loan”) and the existing mortgage loan agreements with Atlantic Capital Bank and BancFirst.
Other Debt—As of December 27, 2016, other debt and capital leases totaled $65.7 million, including $52.2 million in capital leases and $11.8 million of notes payable related to certain Non-Core Development Entities.

The following table summarizes the components of our interest expense for the fiscal year ended December 27, 2016:

Fiscal Year Ended
December 27, 2016
(in thousands)
Interest expense related to:
Interest related to funded debt (1)	$60,689
Capital leases and other indebtedness (2)	1,630
Amortization of debt issuance costs and term loan discount	3,391
Notes payable related to certain Non-Core Development Entities	1,062
Accretion of discount on member deposits	20,416
Total interest expense	$87,188
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

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of December 27, 2016. The following tables summarize our total contractual obligations and other commercial commitments and their respective payment or commitment expiration dates by year as of December 27, 2016:

Contractual Obligations

	Payments due by Period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Long-term debt (1)	$1,051,274	$1,068	$36,651	$96	$1,013,459
Interest on long-term debt (2)	348,691	50,647	119,077	103,972	74,995
Capital lease obligations, including imputed interest	58,154	20,591	28,564	8,999	—
Membership initiation deposits (3)	375,431	170,355	34,317	31,210	139,549
Other long-term obligations (4)	21,815	7,532	8,943	2,405	2,935
Operating leases	206,250	22,920	40,214	34,188	108,928
Total contractual cash obligations (5)	$2,061,615	$273,113	$267,766	$180,870	$1,339,866
_______________________

(1)
Long-term debt consisted of $651.0 million under the Secured Credit Facilities, $350.0 million of outstanding 2015 Senior Notes and $50.3 million of other debt. No amounts were outstanding under the revolving credit facility.

(2)
Interest on long-term debt includes interest of 8.25% on our $350.0 million outstanding 2015 Senior Notes and interest on our $651.0 million term loan facility which bears interest at a rate equal to the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0%. For purposes of this table, we have assumed an interest rate of 4.0% on the term loan facility for all future periods, which is based on the LIBOR rate as of December 27, 2016. Interest on long-term debt does not include interest on notes payable related to Non-Core Development Entities. See Note 10 of our consolidated financial statements included elsewhere herein.

(3)
Represents the net present value of initiation deposits based on the discounted value of future maturities using our incremental borrowing rate adjusted to reflect a 30-year time frame. The initiation deposits are refundable on or after the maturity date, subject to satisfaction of contractual conditions. As of December 27, 2016, we have redeemed approximately 2.1% of total initiation deposits received, including those due on demand. The present value of the initiation deposits received is recorded as a liability on our consolidated balance sheets and accretes over the nonrefundable term using the effective interest method. At December 27, 2016, the gross amount of the initiation deposits recorded as a liability was $717.1 million.

(4)	Consists of insurance reserves for general liability and workers’ compensation of $21.8 million.

(5)
Table excludes obligations for uncertain income tax positions. As of December 27, 2016 and December 29, 2015, we had $7.0 million and $7.3 million, respectively, of unrecognized tax benefits related to uncertain tax positions. Unrecognized tax benefits are not expected to change significantly over the next twelve months; however, we are unable to predict when, and if, cash payments related to uncertain tax positions will be required.

Commercial Commitments

	Total	Less than one year	1 - 3 years	3 - 5 years	More than five years
	(dollars in thousands)
Standby letters of credit (1)	$30,046	$30,046	$—	$—	$—
Capital commitments (2)	28,208	28,208	—	—	—
Total commercial commitments	$58,254	$58,254	$—	$—	$—
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

(2)	Includes capital commitments at certain clubs to procure assets related to future construction for capital projects and to invest in our information technology systems.

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

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During fiscal years 2016, 2015 and 2014, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

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
We test goodwill for impairment as of the first day of our last fiscal quarter. Based on this analysis, no impairment of goodwill was recorded for all years presented and we are not currently aware of any material events that would cause us to reassess the fair value of our goodwill. The estimated fair values of our golf and country clubs and business, sports and alumni clubs reporting units both exceeded their carrying values by a significant amount as of the analysis performed during fiscal year 2016.
Estimates utilized in the future evaluations of goodwill for impairment could differ from estimates used in the current period calculations. Unfavorable future estimates could result in an impairment of goodwill. The most significant assumptions used in the Income Approach to determine the fair value of our reporting units in connection with impairment testing include: (i) the discount rate, (ii) the expected long-term growth rate and (iii) future cash flows projections. If we used a discount rate that was 50 basis points higher or used an expected long-term growth rate that was 50 basis points lower or used future cash flow projections that were 50 basis points lower in our impairment analysis of goodwill for fiscal year 2016, it would not have resulted in either reporting unit’s carrying value exceeding its fair value. In addition, future changes in market conditions will impact estimates used in the Market Approach and could result in an impairment of goodwill.
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

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. In 2013, we received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.0 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of December 27, 2016.

Recently Issued Accounting Pronouncements

See “Recently Issued Accounting Pronouncements” included in Note 2 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of February 21, 2017, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) a 4.0% “Floor” or (ii) an elected LIBOR plus a margin of 3.0%. Therefore, the term loan facility is effectively subject to a 4.0% Floor until LIBOR exceeds 1.0%. Additionally, as of February 21, 2017, the Wells Fargo Mortgage Loan accrues interest at a variable rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%.
As of February 21, 2017, the one month and three month LIBOR was 0.78% and 1.05%, respectively. A hypothetical 0.5% increase in LIBOR would result in a $3.4 million increase in annual interest expense.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and two managed business clubs in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the fiscal year ended December 27, 2016.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction gains and losses for the fiscal year ended December 27, 2016 totaled less than $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ClubCorp Holdings, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of ClubCorp Holdings, Inc. and subsidiaries (the “Company”) as of December 27, 2016 and December 29, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 27, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ClubCorp Holdings, Inc. and subsidiaries as of December 27, 2016 and December 29, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 27, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 27, 2017

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended December 27, 2016, December 29, 2015 and December 30, 2014

(In thousands, except per share amounts)

	2016	2015	2014
REVENUES:
Club operations	$781,000	$757,472	$629,180
Food and beverage	302,510	291,582	251,838
Other revenues	4,970	3,813	3,137
Total revenues	1,088,480	1,052,867	884,155

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	695,990	681,989	568,171
Cost of food and beverage sales exclusive of depreciation	100,490	96,103	81,165
Depreciation and amortization	107,200	103,944	80,792
Provision for doubtful accounts	3,141	2,551	2,733
Loss on disposals of assets	12,320	19,402	10,518
Impairment of assets	4,654	5,144	2,325
Equity in (earnings) loss from unconsolidated ventures	(5,013)	1,308	(1,404)
Selling, general and administrative	77,745	82,616	73,870
OPERATING INCOME	91,953	59,810	65,985

Interest and investment income	608	5,517	2,582
Interest expense	(87,188)	(70,672)	(65,209)
Loss on extinguishment of debt	—	(2,599)	(31,498)
INCOME (LOSS) BEFORE INCOME TAXES	5,373	(7,944)	(28,140)
INCOME TAX (EXPENSE) BENEFIT	(1,348)	(1,629)	41,469
NET INCOME (LOSS)	4,025	(9,573)	13,329
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(448)	61	(103)
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$3,577	$(9,512)	$13,226

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,517	64,364	63,941
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,584	64,364	64,318

INCOME (LOSS) PER COMMON SHARE:
Net income (loss) attributable to ClubCorp, Basic	$0.05	$(0.15)	$0.21
Net income (loss) attributable to ClubCorp, Diluted	$0.05	$(0.15)	$0.21

Cash dividends declared per common share	$0.53	$0.52	$0.49

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years Ended December 27, 2016, December 29, 2015 and December 30, 2014

(In thousands of dollars)

	2016	2015	2014
NET INCOME (LOSS)	$4,025	$(9,573)	$13,329
Foreign currency translation	(2,389)	(2,959)	(3,220)
OTHER COMPREHENSIVE LOSS	(2,389)	(2,959)	(3,220)
COMPREHENSIVE INCOME (LOSS)	1,636	(12,532)	10,109
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(448)	61	(103)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$1,188	$(12,471)	$10,006

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 27, 2016 and December 29, 2015

(In thousands of dollars, except share and per share amounts)

	December 27, 2016	December 29, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,601	$116,347
Receivables, net of allowances of $5,111 and $5,509 at December 27, 2016 and December 29, 2015, respectively	79,115	68,671
Inventories	22,743	20,929
Prepaids and other assets	16,116	19,907
Total current assets	202,575	225,854
Investments	1,569	3,005
Property and equipment, net (includes $9,489 and $9,245 related to VIEs at December 27, 2016 and December 29, 2015, respectively)	1,553,382	1,534,520
Notes receivable, net of allowances of $618 and $805 at December 27, 2016 and December 29, 2015, respectively	8,161	7,448
Goodwill	312,811	312,811
Intangibles, net	29,348	31,252
Other assets	16,615	16,634
Long-term deferred tax asset	4,253	3,727
TOTAL ASSETS	$2,128,714	$2,135,251

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$19,422	$20,414
Membership initiation deposits - current portion	170,355	152,996
Accounts payable	39,260	39,487
Accrued expenses	42,539	37,441
Accrued taxes	19,256	15,473
Other liabilities	71,092	69,192
Total current liabilities	361,924	335,003
Long-term debt (includes $13,035 and $13,026 related to VIEs at December 27, 2016 and December 29, 2015, respectively)	1,067,071	1,079,320
Membership initiation deposits	205,076	204,305
Deferred tax liability, net	209,347	214,184
Other liabilities (includes $24,351 and $23,312 related to VIEs at December 27, 2016 and December 29, 2015, respectively)	132,909	123,657
Total liabilities	1,976,327	1,956,469
Commitments and contingencies (See Note 17)

EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 65,498,897 and 64,740,736 issued and outstanding at December 27, 2016 and December 29, 2015, respectively	655	647
Additional paid-in capital	235,871	263,921
Accumulated other comprehensive loss	(9,638)	(7,249)
Accumulated deficit	(82,260)	(88,955)
Treasury stock, at cost (192,989 shares at December 27, 2016)	(2,258)	—
Total stockholders’ equity	142,370	168,364
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,017	10,418
Total equity	152,387	178,782
TOTAL LIABILITIES AND EQUITY	$2,128,714	$2,135,251
See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended December 27, 2016, December 29, 2015 and December 30, 2014

(In thousands of dollars)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,025	$(9,573)	$13,329
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	105,437	101,037	79,394
Amortization	1,763	2,907	1,398
Asset impairments	4,654	5,144	2,325
Bad debt expense	3,141	2,605	2,760
Equity in (earnings) loss from unconsolidated ventures	(5,013)	1,308	(1,404)
Gain on investment in unconsolidated ventures	—	(5,082)	(2,203)
Distribution from investment in unconsolidated ventures	5,950	5,845	5,740
Loss on disposals of assets	12,320	19,399	10,514
Debt issuance costs and term loan discount	5,204	15,600	13,687
Accretion of discount on member deposits	20,416	20,307	20,723
Equity-based compensation	7,005	4,970	4,303
Redemption premium payment included in loss on extinguishment of debt	—	—	27,452
Net change in deferred tax assets and liabilities	(3,048)	(7,082)	2,110
Net change in prepaid expenses and other assets	368	(7,636)	(4,017)
Net change in receivables and membership notes	(3,931)	6,619	29,741
Net change in accounts payable and accrued liabilities	(2,577)	2,499	1,027
Net change in other current liabilities	3,078	(555)	(32,776)
Net change in other long-term liabilities	(1,138)	(6,042)	(44,945)
Net cash provided by operating activities	157,654	152,270	129,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(108,770)	(105,244)	(72,647)
Acquisition of clubs	(9,793)	(58,582)	(20,255)
Acquisition of Sequoia Golf, net of cash acquired	—	—	(260,007)
Proceeds from dispositions	370	3,764	447
Proceeds from insurance	12,190	—	—
Net change in restricted cash and capital reserve funds	631	(183)	(355)
Return of capital in equity investments	—	—	126
Net cash used in investing activities	(105,372)	(160,245)	(352,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(79,636)	(247,313)	(283,387)
Proceeds from new debt borrowings	37,000	350,000	596,375
Repayments of revolving credit facility borrowings	—	(57,000)	(11,200)
Proceeds from revolving credit facility borrowings	—	57,000	11,200
Redemption premium payment	—	—	(27,452)
Debt issuance and modification costs	(3,106)	(17,525)	(8,254)
Dividends to owners	(33,972)	(33,583)	(30,765)
Repurchases of common stock	(2,258)	—	—
Equity offering costs	—	(887)	(777)
Share repurchases for tax withholdings related to certain equity-based awards	(226)	(1,443)	—
Excess tax benefit from equity-based awards	—	1,055	—
Distributions to noncontrolling interest	(849)	(1,071)	(27)
Proceeds from new membership initiation deposits	205	749	853
Repayments of membership initiation deposits	(2,189)	(1,496)	(1,567)
Net cash (used in) provided by financing activities	(85,031)	48,486	244,999
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,003	789	(200)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,746)	41,300	21,266
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	116,347	75,047	53,781
CASH AND CASH EQUIVALENTS - END OF PERIOD	$84,601	$116,347	$75,047
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$56,949	$51,368	$35,930
Cash paid for income taxes	$5,721	$11,297	$2,723
Non-cash investing and financing activities are as follows:
Capital lease	$28,024	$26,243	$20,428
Capital accruals	$6,763	$2,394	$2,394
Leasehold improvements	$—	$1,026	$3,386
Dividend declared payable to owners	$8,582	$8,535	$8,454

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Fiscal Years Ended December 27, 2016, December 29, 2015 and December 30, 2014

(In thousands of dollars, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Subsidiaries	Total
	Shares	Amount				Shares	Amount
BALANCE - January 1, 2014	63,789,730	$638	$320,274	$(1,070)	$(92,669)	—	$—	$10,777	$237,950
Issuance of shares related to equity-based compensation	653,602	6	(6)	—	—	—	—	—	—
Dividends to owners declared ($0.49 per common share)	—	—	(31,565)	—	—	—	—	—	(31,565)
Equity-based compensation expense	—	—	4,303	—	—	—	—	—	4,303
Recognition of noncontrolling interests related to Sequoia Golf Acquisition	—	—	—	—	—	—	—	89	89
Net income	—	—	—	—	13,226	—	—	103	13,329
Other comprehensive loss	—	—	—	(3,220)	—	—	—	—	(3,220)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(27)	(27)
BALANCE - December 30, 2014	64,443,332	$644	$293,006	$(4,290)	$(79,443)	—	$—	$10,942	$220,859
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	297,404	3	(1,446)	—	—	—	—	—	(1,443)
Dividends to owners declared ($0.52 per common share)	—	—	(33,664)	—	—	—	—	—	(33,664)
Equity-based compensation expense	—	—	4,970	—	—	—	—	—	4,970
Excess tax benefit from equity-based awards	—	—	1,055	—	—	—	—	—	1,055
Net loss	—	—	—	—	(9,512)	—	—	(61)	(9,573)
Other comprehensive loss	—	—	—	(2,959)	—	—	—	—	(2,959)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,071)	(1,071)
Divestiture of noncontrolling interest	—	—	—	—	—	—	—	608	608
BALANCE - December 29, 2015	64,740,736	$647	$263,921	$(7,249)	$(88,955)	—	$—	$10,418	$178,782

See accompanying notes to consolidated financial statements

CLUBCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

For the Fiscal Years Ended December 27, 2016, December 29, 2015 and December 30, 2014

(In thousands of dollars, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Subsidiaries	Total
	Shares	Amount				Shares	Amount
BALANCE - December 29, 2015	64,740,736	$647	$263,921	$(7,249)	$(88,955)	—	$—	$10,418	$178,782
Cumulative effect adjustment from adoption of accounting guidance	—	—	(803)	—	3,118	—	—	—	2,315
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	758,161	8	(234)	—	—	—	—	—	(226)
Dividends to owners declared ($0.53 per common share)	—	—	(34,018)	—	—	—	—	—	(34,018)
Equity-based compensation expense	—	—	7,005	—	—	—	—	—	7,005
Net income	—	—	—	—	3,577	—	—	448	4,025
Other comprehensive loss	—	—	—	(2,389)	—	—	—	—	(2,389)
Repurchase of common stock	—	—	—	—	—	(192,989)	(2,258)	—	(2,258)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(849)	(849)
BALANCE - December 27, 2016	65,498,897	$655	$235,871	$(9,638)	$(82,260)	(192,989)	$(2,258)	$10,017	$152,387

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 27, 2016, we own, lease or operate through joint ventures 150 golf and country clubs and manage nine golf and country clubs. Likewise, we lease or operate through a joint venture 44 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our facilities are located in 26 states, the District of Columbia and two foreign countries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements reflect the consolidated operations of ClubCorp, its wholly and majority owned subsidiaries and certain variable interest entities (“VIEs”) for which we are deemed to be the primary beneficiary. The consolidated financial statements presented herein reflect our financial position, results of operations, cash flows and changes in equity in conformity with accounting principles generally accepted in the United States, or “GAAP”. All intercompany accounts have been eliminated. Immaterial amounts relating to loss from discontinued operations have been reclassified to interest and investment income for the prior years.

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

Fiscal Year—Our fiscal year consists of a 52/53 week period ending on the last Tuesday of December. For 2016, 2015 and 2014, the fiscal years are comprised of the 52 weeks ended December 27, 2016, December 29, 2015, and December 30, 2014, respectively.

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

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During each of the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated statements of operations were $14.2 million, $13.6 million and $13.1 million for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

Cash Equivalents—We consider investments with an original maturity of three months or less to be cash equivalents. We consider receivables from credit card companies as cash equivalents because they settle the balances within two to three days.
Concentration of Credit Risk—Financial instruments that are exposed to concentrations of credit risk consist primarily of cash deposits placed in high quality credit institutions; these cash deposits, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation. We have not experienced any losses as a result of this practice. We do not enter into financial instruments for hedging, trading or speculative purposes.

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

	2016	2015	2014
Beginning allowance	$5,509	$5,424	$3,666
Bad debt expense, excluding portion related to notes receivable	3,141	2,605	2,760
Write offs	(3,539)	(2,520)	(1,002)
Ending allowance	$5,111	$5,509	$5,424
Inventories—Inventories, which consist primarily of food and beverages and merchandise held for resale, are stated at the lower of cost (weighted average cost method) or market. Losses on obsolete or excess inventory are not material.
Property and Equipment, Net—Property and equipment is recorded at cost, including interest incurred during construction periods. We capitalize costs that both materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized. All other related costs are expensed as incurred. For building improvements, only costs that extend the useful life of the building are capitalized; repairs and maintenance are expensed as incurred. Internal use software development costs are capitalized and amortized on a straight-line basis over the expected benefit period. The net book value of internal use software totaled $24.3 million and $9.9 million at December 27, 2016 and December 29, 2015, respectively. See Note 6.

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Depreciable land improvements	5	-	20 years
Building and recreational facilities	20	-	40 years
Machinery and equipment (includes internal use software)	1	-	10 years
Leasehold improvements	1	-	40 years
Furniture and fixtures	3	-	10 years

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

Impairment of Long-Lived Assets—We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. For assets to be held and used, we perform a recoverability test to determine if the future undiscounted cash flows over the expected holding period for the property exceed the carrying amount of the assets of the property in question. If the recoverability test is not met, the impairment is determined by comparing the carrying value of the property to its fair value which may be approximated by using future discounted cash flows using a risk-adjusted discount rate. Future cash flows of each property are determined using management’s projections of the performance of a given property based on its past performance and future opportunities, local operations and other factors both within our control and out of our control. Additionally, throughout the impairment evaluation process, we consider the impact of recent property appraisals when they are available. If actual results differ from these estimates, additional impairment charges may be required. As discussed in Note 5, GAAP establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The fair value calculations associated with these valuations are classified as Level 3 measurements.
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
Advertising Expense—We market our clubs through advertising and other promotional activities. Advertising expense is charged to income during the period incurred. Advertising expense totaled $5.9 million, $6.3 million and $5.5 million for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.
Foreign Currency—The functional currency of our entities located outside the United States is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at period-end. All foreign income and expenses are translated at the monthly weighted-average exchange rates during the year.

Translation gains and losses are reported separately, with no tax impact for all periods presented, as a component of comprehensive loss, until realized. No translation gains or losses have been reclassified into earnings for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014. Realized foreign currency transaction gains and losses are reflected in the consolidated statements of operations and comprehensive loss in club operating costs.

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
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-9 (“ASU 2014-9”), Revenue from Contracts with Customers. ASU 2014-9 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 which deferred the effective date of ASU 2014-9 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. We plan to adopt the ASU, as amended, in Q1 2018. In March 2016, the FASB issued Accounting Standards Update No. 2016-8 (“ASU 2016-8”) which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-9. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 (“ASU 2016-10”) which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-9. In May 2016, the FASB issued Accounting Standards Update No. 2016-12 (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-9.

The FASB allows two adoption methods under ASU 2014-9. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of the first day of Q1 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). We anticipate adopting the standard under the modified retrospective method.

Although we are continuing to evaluate, upon initial qualitative evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenues between various components of the contract which may constitute a performance obligation. These components include initiation payments to join one of our clubs and dues which provide for continued access to our clubs as well as charges for food and beverage, merchandise sales and other club services. We may discount each of these components for new members. The revenues for these components may be recognized over varying time periods. Membership initiation payments recognized within club operations revenue on the consolidated statements of operations were $14.2 million for the fiscal year ended December 27, 2016, or approximately 1% of our consolidated total revenue on the consolidated statements of operations. We are still in the process of evaluating the quantitative impact of these changes; however, we cannot currently estimate the impact of change upon adoption, as the amount is dependent on the structure of our membership pricing structure and our employee incentive plans, which we frequently evaluate and adjust to respond to current market conditions. We also believe the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheets, but cannot currently estimate the impact for the same reasons described above.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. We adopted ASU 2014-15 during the twelve weeks ended March 22, 2016. Our adoption did not have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-3 (“ASU 2015-3”), Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-3 during the twelve weeks ended March 22, 2016 and applied it retrospectively. As a result, we have recast the December 29, 2015 consolidated balance sheet to conform to the current period presentation. In August 2015, the FASB issued Accounting Standards Update No. 2015-15 (“ASU 2015-15”), Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, confirming that fees related to revolving credit facility arrangements are not addressed in ASU 2015-03. The adoption of this standard reduced previously-presented other assets and long-term debt by $13.0 million each. Debt issuance costs associated with our revolving credit facility are recorded within other assets for all periods presented.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted ASU 2015-17 during the twelve weeks ended March 22, 2016 and applied it retrospectively. As a result, we have recast the December 29, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard decreased previously-presented deferred tax assets, net and decreased deferred tax liabilities, net by $22.6 million each. Additionally, deferred tax assets, net are now classified as non-current.

In February 2016, the FASB issued Accounting Standards Update No. 2016-2 (“ASU 2016-2”), Leases (Topic 842). ASU 2016-2 requires the recognition of lease assets and lease liabilities by lessees for leases classified as operating leases under previous GAAP; however, ASU 2016-2 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that the effect of leases in the statement of operations and the statement of cash flows is largely unchanged from previous GAAP. ASU 2016-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. We plan to adopt ASU 2016-2 in Q1 2019.

Although we are continuing to evaluate, upon initial qualitative evaluation, a key change upon adoption will be the balance sheet recognition of all leased assets and liabilities. Currently we lease many of our business clubs and a few of our golf and country clubs through operating leases which are not recognized on the balance sheet. Future minimum lease obligations under operating leases are disclosed in Note 11. We anticipate a right to use asset and a related lease liability will be recognized for these leases and potentially other contracts which qualify as leases.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not anticipate the adoption will have a material impact of the guidance on its consolidated financial position and results of operations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-1 (“ASU 2017-1”), Business Combinations (Topic 805): Clarifying the Definition of a Business. Under ASC Topic 805, there are three elements of a business: inputs, processes, and outputs, which must be evaluated to determine if an asset or group of assets is a business. ASU 2017-1 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-1 will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are still in the process of evaluating the quantitative impact of ASU 2017-1.

In January 2017, the FASB issued Accounting Standards Update No. 2017-4 (“ASU 2017-4”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-4 eliminates Step 2 from the goodwill impairment test. Step 2 required an entity to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in a business combination. Instead, an entity should perform its goodwill impairment test and recognize an impairment charge by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-4 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Our goodwill impairment tests have not proceeded to Step 2 in any fiscal year presented and the estimated fair values of our golf and country clubs and business, sports and alumni clubs reporting units both exceeded their carrying values by a significant amount as of the analysis performed during fiscal year 2016.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.6 million collateralized by assets of the entity totaling $3.8 million as of December 27, 2016. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of December 27, 2016 total $5.3 million compared to recorded assets of $6.7 million. The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.4 million and $11.3 million at December 27, 2016 and December 29, 2015, respectively.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of December 27, 2016 and December 29, 2015, net of intercompany amounts:

	December 27, 2016	December 29, 2015
Current assets	$1,041	$1,201
Fixed assets, net	9,489	9,245
Other assets	846	839
Total assets	$11,376	$11,285

Current liabilities	$1,125	$1,228
Long-term debt	13,035	13,026
Other long-term liabilities	24,906	23,817
Noncontrolling interest	5,401	5,619
Company capital	(33,091)	(32,405)
Total liabilities and equity	$11,376	$11,285

4. INVESTMENTS

We have an equity method investment in one active golf and country club joint venture with a carrying value of $0.4 million and $0.5 million at December 27, 2016 and December 29, 2015, respectively. Our share of earnings in the equity investment is included in equity in (earnings) loss from unconsolidated ventures in the consolidated statements of operations.

We also have an equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $1.1 million and $2.0 million at December 27, 2016 and December 29, 2015, respectively. Our share of earnings in the equity investment is included in equity in (earnings) loss from unconsolidated ventures in the consolidated statements of operations. Additionally, we recognized $5.1 million and $2.2 million of return on our equity investment in Avendra, LLC within interest and investment income during the fiscal years ended December 29, 2015 and December 30, 2014, respectively. No return on our equity investment in Avendra, LLC was recorded during the fiscal year ended December 27, 2016. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of our consolidated statements of cash flows.

We also have contractual agreements with the Avendra, LLC joint venture to provide procurement services for our clubs for which we received net volume rebates and allowances totaling $4.7 million, $4.2 million and $3.5 million during the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations and loan origination fees, as follows, as of December 27, 2016 and December 29, 2015:

	December 27, 2016		December 29, 2015
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$996,199	$1,026,323	$1,019,511	$1,020,625
Level 3	50,274	41,467	49,952	40,794
Total	$1,046,473	$1,067,790	$1,069,463	$1,061,419
______________________

(1)
The recorded value for Level 2 debt obligations is presented net of the $4.8 million and $5.5 million discount as of December 27, 2016 and December 29, 2015, respectively, on the Secured Credit Facilities, as defined in Note 10.

The 2015 Senior Notes and borrowings under the Secured Credit Facilities, as both are defined in Note 10, are considered Level 2. We use quoted prices for identical or similar liabilities to value debt obligations classified as Level 2. All other debt obligations are considered Level 3. We use adjusted quoted prices for similar liabilities to value debt obligations classified as Level 3. Key inputs include: (1) the determination that certain other debt obligations are similar, (2) nonperformance risk, and (3) interest rates. Changes or fluctuations in these assumptions and valuations will result in different estimates of value. The use of different techniques to determine the fair value of these debt obligations could result in different estimates of fair value at the reporting date.

The carrying value of financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of December 27, 2016 and December 29, 2015.

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

The estimated fair values of our assets measured at fair value on a non-recurring basis as a result of impairment losses during the years ended December 27, 2016, December 29, 2015 and December 30, 2014 were as follows:

	2016		2015		2014
	Fair Value (1)	Impairment Losses	Fair Value (1)	Impairment Losses	Fair Value (1)	Impairment Losses
Property and equipment	$376	$3,233	$52	$2,687	$1,076	$1,443
Investments and other assets	—	1,197	600	1,623	—	—
Intangible assets - trade names	—	—	—	—	760	60
Intangible assets - liquor licenses	—	—	21	7	20	2
Intangible assets - management contracts	—	224	—	827	—	820

(1)    Impaired assets were written down to fair value, which became their new cost basis.

Property and Equipment—We recognized impairment losses to property and equipment of $3.2 million, $2.7 million, and $1.4 million during the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively, to adjust the carrying amount of certain property and equipment to its fair value of $0.4 million, $0.1 million and $1.1 million, respectively, due to continued and projected lower operating results as well as changes in the expected holding period of certain fixed assets. The valuation methods used to determine fair value included an evaluation of the sales price of comparable real estate properties, a sales comparison approach, an analysis of discounted future cash flows using a risk-adjusted discount rate, an income approach, and consideration of historical cost adjusted for economic obsolescence, a cost approach. The fair value calculations associated with these valuations are classified as Level 3 measurements. See Note 6.

Investments and Other Assets—We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. We recognized impairment losses to investments and other assets of $1.2 million during the fiscal year ended December 27, 2016, to adjust the carrying amount of certain assets to their fair value of zero. During the fiscal year ended December 29, 2015, we recognized an impairment of $1.6 million to adjust the carrying value of certain mineral rights to their fair value of $0.6 million. The valuation is classified as a Level 3 measurement and is based upon inactive market prices for similar assets which are not observable in the marketplace.

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

Liquor Licenses—We test our liquor licenses annually for impairment. We use quoted prices for similar assets in active markets when they are available; quoted prices are classified as Level 2 measurements. We recorded immaterial impairments of liquor licenses in the fiscal years ended December 29, 2015 and December 30, 2014. See Note 7.

Management Contracts—We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, we recognized impairment losses of $0.2 million, $0.8 million and $0.8 million to adjust the carrying value of certain management contracts to their fair value of zero, due to the termination of the related contracts. The valuations are classified as a Level 3 measurement and is based on expected future cash flows. See Note 7.

There were no impairments to goodwill in the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014. The key assumptions used in the goodwill impairment analysis are considered Level 3 measurements. See Note 7. Assets and liabilities from business combinations were recorded on our consolidated balance sheets at fair value at the date of acquisition. The key assumptions used in determining these values are classified as Level 3 measurements. See Note 13.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at December 27, 2016 and December 29, 2015:

	December 27, 2016	December 29, 2015
Land and non-depreciable land improvements	$600,402	$600,819
Depreciable land improvements	495,520	478,352
Buildings and recreational facilities	534,944	511,124
Machinery and equipment	299,900	264,129
Leasehold improvements	111,755	111,184
Furniture and fixtures	105,195	97,459
Construction in progress	18,434	13,413
	2,166,150	2,076,480
Accumulated depreciation	(612,768)	(541,960)
Total	$1,553,382	$1,534,520

Depreciation expense, which included depreciation of assets recorded under capital leases, was $105.4 million, $101.0 million and $79.4 million for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively. Interest capitalized as a cost of property and equipment totaled $0.4 million, $0.3 million and $0.2 million for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. See Note 5.

We received insurance proceeds of $12.2 million related to rain and flooding events and a hurricane that occurred during the fiscal year ended December 27, 2016, damaging certain property and equipment. These proceeds were recognized within loss on disposals of assets within the consolidated statement of operations. We recognized loss on disposal of $3.2 million related to the disposition of these assets.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at December 27, 2016 and December 29, 2015:

		December 27, 2016			December 29, 2015
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,152		2,152	2,068		2,068
Intangible assets with finite lives:
Member Relationships	2-7 years	2,866	$(2,553)	313	2,866	$(1,907)	959
Management Contracts	1-10 years	3,580	(1,487)	2,093	3,959	(988)	2,971
Trade names	2 years	—	—	—	1,100	(636)	464
Total		$33,388	$(4,040)	$29,348	$34,783	$(3,531)	$31,252

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible asset amortization expense was $1.8 million, $2.9 million, and $1.4 million for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

We retired fully amortized intangible assets and the related accumulated amortization of $1.1 million and $0.6 million, which were comprised of trade names and management contracts, from the consolidated balance sheets as of December 27, 2016 and December 29, 2015, respectively.

For each of the five fiscal years subsequent to 2016 and thereafter the amortization expense is expected to be as follows:

Year	Amount
2017	$699
2018	582
2019	347
2020	212
2021	190
Thereafter	376
Total	$2,406

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

We evaluate goodwill for impairment annually as of the first day of our last fiscal quarter or whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Based on this analysis, no impairment of goodwill was recorded for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014.

Goodwill—The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 30, 2014	$167,460	$145,351	$312,811
December 29, 2015	$167,460	$145,351	$312,811
December 27, 2016	$167,460	$145,351	$312,811

8. OTHER ASSETS

As of December 27, 2016 and December 29, 2015, other assets is primarily comprised of insurance receivables related to fully insured losses of $5.6 million and $4.4 million, capital reserve funds of $2.9 million and $3.5 million, debt issuance costs relating to the revolving credit facility of $2.0 million and $2.6 million and assets related to mineral rights of $0.7 million and $0.7 million, respectively.

Mineral Rights—We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the fiscal year ended December 29, 2015, we recognized an impairment of $1.6 million to adjust the carrying value of certain of these mineral rights to their fair value of $0.6 million. We have not recognized any impairment losses to mineral rights in the fiscal years ended December 27, 2016 and December 30, 2014. The valuation is considered a Level 3 measurement and is based upon inactive market prices for similar assets which are not observable in the marketplace. See Note 5.

9. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at December 27, 2016 and December 29, 2015:

	December 27, 2016	December 29, 2015
Accrued compensation	$25,367	$27,247
Accrued interest	7,978	2,618
Other accrued expenses	9,194	7,576
Total accrued expenses	$42,539	$37,441

Taxes payable other than federal income taxes (1)	$19,256	$15,473
Total accrued taxes	$19,256	$15,473

Advance event and other deposits	$20,051	$18,708
Unearned dues	16,795	14,225
Deferred membership revenues	12,083	12,175
Insurance reserves	9,704	11,317
Dividends to owners declared, but unpaid	8,582	8,467
Other current liabilities	3,877	4,300
Total other current liabilities	$71,092	$69,192
______________________

(1)	We had no federal income taxes payable as of December 27, 2016 and December 29, 2015.

Other long-term liabilities consist of the following at December 27, 2016 and December 29, 2015:

	December 27, 2016	December 29, 2015
Uncertain tax positions	$7,049	$7,343
Deferred membership revenues	46,089	45,960
Casualty insurance loss reserves - long-term portion	19,851	14,659
Above market lease intangibles	251	352
Deferred rent	32,316	29,250
Accrued interest on notes payable related to Non-Core Development Entities	24,298	23,236
Other	3,055	2,857
Total other long-term liabilities	$132,909	$123,657

10. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015 and 2016. As of December 27, 2016, the Secured Credit Facilities are comprised of (i) a $651.0 million term loan facility, and (ii) a revolving credit facility with capacity of $175.0 million with $145.0 million available for borrowing, after deducting $30.0 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.50:1.00.

As of December 27, 2016, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is December 15, 2022.

As of December 27, 2016, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to limitations on the Senior Secured Leverage Ratio and a total leverage ratio (the “Total Leverage Ratio”). The Senior Secured Leverage Ratio is defined as the ratio of Operations’ Consolidated Senior Secured Debt (exclusive of the Senior Notes) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in Note 14) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations’ Consolidated Total Debt (including the Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain a Senior Secured Leverage Ratio no greater than 4.50:1.00 and a Total Leverage Ratio of no greater than 5.75:1.00 as of the end of each fiscal quarter. As of December 27, 2016, Operations’ Senior Secured Leverage Ratio was 2.79:1.00 and the Total Leverage ratio was 4.20:1.00.

The amendments to the Secured Credit Facilities made during 2014, 2015 and 2016 included, among other things, the following key modifications:

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

We incurred debt issuance costs of $6.4 million in conjunction with the issuance of the term loan facility; these costs were capitalized. In conjunction with the amendments, we capitalized debt issuance costs of $0.8 million, $4.4 million, $1.9 million, $0.0 million and $0.0 million during the fiscal years ended December 25, 2012, December 31, 2013, December 30, 2014, December 29, 2015 and December 27, 2016, respectively, and expensed additional debt issuance costs of $6.4 million, $9.3 million and $1.8 million during the fiscal years ended December 30, 2014, December 29, 2015 and December 27, 2016, respectively. All capitalized debt issuance costs are amortized over the term of the loan. In conjunction with the principal payment made on December 15, 2015, we expensed a proportionate share of the unamortized debt issuance costs of $1.9 million to loss on extinguishment of debt in the fiscal year ended December 29, 2015.

2015 Senior Notes

On December 15, 2015, Operations issued $350.0 million of senior notes (the “2015 Senior Notes”), maturing December 15, 2023. The net proceeds from the offering of the 2015 Senior Notes were used in part to repay amounts outstanding under the Secured Credit Facilities in connection with the eighth amendment to the credit agreement on December 15, 2015. Interest on the 2015 Senior Notes accrues at a fixed rate of 8.25% per annum and is payable semiannually in arrears on June 15 and December 15. The 2015 Senior Notes are guaranteed on a full and unconditional basis by each Guarantor (other than Operations’ Parent) that guarantees our obligations under the credit agreement governing the Secured Credit Facilities.

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
Notes payable related to certain Non-Core Development Entities

In 1994 and 1995, we issued notes payable to finance a VIE related to our Non-Core Development Entities. The notes and accrued interest are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities. As of December 27, 2016, the notes have a principal amount of $11.8 million.

Mortgage Loans

On August 9, 2016, we entered into a new secured mortgage loan which was guaranteed by ClubCorp USA, Inc., a wholly owned subsidiary of Operations, (the “Wells Fargo Mortgage Loan”) for $37.0 million with a maturity date of May 31, 2019. As of December 27, 2016, the note has a principal amount of $36.8 million and accrues interest at a variable rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%. The proceeds of the Wells Fargo Mortgage Loan were primarily used to repay outstanding balances on the Stonebriar / Monarch Loan and the existing mortgage loan agreements with Atlantic Capital Bank and BancFirst. There is an option to extend the maturity through August 9, 2020 and a second option to extend the maturity through August 9, 2021 upon satisfaction of certain conditions in the loan agreement.

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

Long-term borrowings and lease commitments as of December 27, 2016 and December 29, 2015, are summarized below:

	December 27, 2016		December 29, 2015
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

2015 Senior Notes	$350,000	8.25%	$350,000	8.25%	Fixed	2023
Secured Credit Facilities
Term Loan, gross of discount	651,000	4.00%	675,000	4.25%	As of December 27, 2016, greater of (i) 4.0% or (ii) an elected LIBOR + 3.0%; as of December 29, 2015, greater of (i) 4.25% or (ii) an elected LIBOR + 3.25%	2022
Revolving Credit Borrowings (1)	—	3.77%	—	3.42%	LIBOR plus a margin of 3.0%	(2)
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(3)
Mortgage Loans
Wells Fargo Mortgage Loan	36,811	3.67%	—	—	2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%	2019
Stonebriar / Monarch Loan	—	—	29,112	6.00%	5.00% plus the greater of (i) three month LIBOR or (ii) 1%	(4)
Atlantic Capital Bank	—	—	3,173	4.50%	Greater of (i) 3.0% + 30 day LIBOR or (ii) 4.5%	(4)
BancFirst	—	—	3,842	4.50%	Greater of (i) 4.5% or (ii) prime rate	(4)
Other indebtedness	1,626	4.75% - 6.00%	1,988	4.75% - 6.00%	Fixed	Various
	1,051,274		1,074,952
Capital leases	52,207		43,271
Total obligation	1,103,481		1,118,223
Less net loan origination fees included in long-term debt	(12,187)		(13,000)
Less current portion	(19,422)		(20,414)
Less discount on the Secured Credit Facilities’ Term Loan	(4,801)		(5,489)
Long-term debt	$1,067,071		$1,079,320
______________________

(1)
As of December 27, 2016, the revolving credit facility had capacity of $175.0 million, which was reduced by the $30.0 million of standby letters of credit outstanding, leaving $145.0 million available for borrowing. As of December 29, 2015, prior to the ninth amendment to the credit agreement governing the Secured Credit Facilities, the revolving credit facility had capacity of $135.0 million.

(2)
As of December 27, 2016, the revolving credit commitments mature on January 25, 2021. As of December 29, 2015, prior to the ninth amendment to the credit agreement governing the Secured Credit Facilities, the revolving credit commitments had a maturity date of September 30, 2018.

(3)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

(4)	On August 9, 2016, we repaid this loan using the proceeds from the Wells Fargo Mortgage Loan.

The amount of long-term debt maturing in each of the five years subsequent to 2016 and thereafter is as follows. This table reflects the contractual maturity dates as of December 27, 2016.

Year	Debt	Capital Leases	Total
2017	$1,068	$18,354	$19,422
2018	1,086	15,168	16,254
2019	35,565	10,519	46,084
2020	96	5,792	5,888
2021	—	2,374	2,374
Thereafter	1,013,459	—	1,013,459
Total	$1,051,274	$52,207	$1,103,481

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

Future minimum lease payments for each of the next five years and thereafter required at December 27, 2016 under operating leases for land, buildings and recreational facilities with initial non-cancelable lease terms in excess of one year are as follows:

Year	Capital Leases	Operating Leases

2017	$20,591	$22,920
2018	16,882	21,170
2019	11,682	19,044
2020	6,398	17,177
2021	2,601	17,011
Thereafter	—	108,928
Minimum lease payments	$58,154	$206,250
Less: imputed interest component	5,947
Present value of net minimum lease payments of which $18.3 million is included in current liabilities	$52,207

Total facility rental expense was $31.5 million, $32.4 million and $29.1 million in the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively; contingent rent was $9.4 million, $10.1 million and $9.2 million in the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

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

Income (loss) before income taxes and noncontrolling interest consists of the following:

	2016	2015	2014
Domestic	$6,389	$(7,628)	$(27,474)
Foreign	(1,016)	(316)	(666)
	$5,373	$(7,944)	$(28,140)

The income tax (expense) benefit consists of the following:

	2016	2015	2014
Current
Federal	$758	$(669)	$42,400
State	(3,855)	(6,010)	1,242
Foreign	(1,299)	(977)	(62)
Total Current	(4,396)	(7,656)	43,580
Deferred
Federal	(743)	4,300	(1,277)
State	3,791	1,727	(834)
Total Deferred	3,048	6,027	(2,111)
Total income tax (expense) benefit	$(1,348)	$(1,629)	$41,469

The differences between income taxes computed using the U.S. statutory Federal income tax rate of 35% and the actual income tax provision as reflected in the accompanying consolidated statements of operations are as follows:

	2016	2015	2014
Expected federal income tax (expense) benefit	$(1,880)	$2,780	$10,113
State taxes, net of federal benefit	855	(1,041)	(2,607)
Change in valuation allowance - state	(1,097)	(1,820)	(245)
Change in valuation allowance - foreign	(457)	(200)	(1,128)
Change in valuation allowance - federal	(187)	—	—
Foreign rate differential	(89)	(117)	(127)
IETU (business tax in Mexico), withholding and other permanent - foreign	(3)	(210)	(62)
Adjustments related to uncertain tax positions	(829)	(749)	36,409
Equity-based compensation	(370)	(29)	(298)
Nondeductible transaction costs	—	(311)	(1,777)
Membership deposits	1,853	—	—
Tax credits	1,362	639	—
Nondeductible expenses	(442)	(571)	1,191
Other, net	(64)	—	—
Actual income tax (expense) benefit	$(1,348)	$(1,629)	$41,469

We had the following net operating loss carryforwards at December 27, 2016, which are available to offset future taxable income:

Type of Carryforward	Gross Amount	Expiration Dates (in years)
Federal tax operating loss	$63,925	2025	-	2035
State tax operating loss	$226,433	2017	-	2035
AMT net operating loss	$46,228	2027	-	2035
Foreign net operating loss	$18,766	2026

The components of the deferred tax assets and deferred tax liabilities at December 27, 2016 and December 29, 2015 are as follows:

	2016	2015
Deferred tax assets:
Federal tax net operating loss carryforwards	$22,374	$16,962
State and foreign tax net operating loss carryforwards	14,664	13,487
Membership deferred revenue	72,300	70,669
Reserves and accruals	18,589	18,564
Tax credits	4,587	4,464
Straight-line rent	12,589	11,480
Other	22,168	16,095
Total gross deferred tax assets	167,271	151,721
Valuation allowances:
Federal	(187)	—
State	(8,492)	(7,413)
Foreign	(4,141)	(6,251)
Total valuation allowance	(12,820)	(13,664)
Deferred tax liabilities:
Discounts on membership initiation deposits and acquired notes	(130,954)	(138,735)
Property and equipment	(221,215)	(200,665)
Deferred revenue	(364)	(1,151)
Intangibles	(6,621)	(7,491)
Other	(391)	(472)
Total gross deferred tax liabilities	(359,545)	(348,514)
Net deferred tax liability	$(205,094)	$(210,457)

Valuation allowances included above of $12.8 million and $13.7 million at December 27, 2016 and December 29, 2015, respectively, relate primarily to net operating loss carryforwards in certain states and in Mexico.

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

We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax (expense) benefit. Income tax (expense) benefit for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014 includes interest expense (benefit) and penalties of $0.6 million, $0.8 million and $(10.6) million, respectively.

A reconciliation of the change in our unrealized tax benefit for all periods presented is as follows:

	2016	2015	2014
Balance at beginning of year	$6,373	$7,542	$50,378
Increases in tax positions for current year	—	—	—
Increases in tax positions for prior years	116	207	5,800
Decreases in tax positions for prior years	(240)	(604)	(48,636)
Increases (decreases) due to currency	(765)	(772)	—
Balance at end of year	$5,484	$6,373	$7,542

Holdings files income tax returns in the U.S. federal jurisdiction, numerous state jurisdictions and in three foreign jurisdictions. During 2014, we completed an Internal Revenue Service (“IRS”) audit of certain components for the 2010 tax return, which included cancellation of indebtedness income related to a reorganization of CCI, which was effective as of November 10, 2010. We are also subject to a variety of state income tax audits for years open under the statute of limitations and certain of our foreign subsidiaries are under audit in Mexico for the 2008 and 2009 tax years. We have received multiple assessments related to such audits and have an immaterial amount recorded within our state income tax payable as of December 27, 2016.

As of December 27, 2016, tax years 2011 - 2016 remain open under statute for U.S. federal and most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general, tax years 2008 through 2016 remain open under statute; although certain prior years are also open as a result of the tax proceedings described below.

As of December 27, 2016 and December 29, 2015, we have recorded a total of $7.0 million and $7.3 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $2.9 million and $2.3 million, respectively, which are included in other liabilities in the consolidated balance sheets. If we were to prevail on all uncertain tax positions recorded as of December 27, 2016, the net effect would be an income tax benefit of approximately $4.2 million, exclusive of any benefits related to interest and penalties.

In October 2014, the IRS audit was completed resulting in $48.6 million reduction to unrecognized tax benefits, of which $11.7 million represented settlements and $36.9 million represented further reductions of prior period unrecognized tax benefits. An additional $11.8 million of accrued interest and penalties were reversed, thereby resulting in $43.7 million of the above benefits being recorded in the income statement. These benefits were offset by an increase of approximately $7.3 million of unrecognized tax benefits (including penalties and interest) within fiscal year 2014, primarily related to certain Mexican tax positions described in more detail below.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. In 2013, we received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.0 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of December 27, 2016.

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

Santa Rosa Golf and Country Club—On March 15, 2016, we purchased Santa Rosa Golf and Country Club, a private golf club in Santa Rosa, California, for a purchase price and net cash consideration of $2.5 million. We recorded the following major categories of assets and liabilities:

March 15, 2016
Land, depreciable land improvements and property and equipment	$2,558
Inventory and prepaid assets	267
Other current liabilities	(153)
Long-term debt (obligation related to capital leases)	(178)
Total	$2,494

Marsh Creek Country Club—On February 2, 2016, we purchased Marsh Creek Country Club, a private golf club in St. Augustine, Florida, for a purchase price of $4.5 million and net cash consideration of $4.1 million. We recorded the following major categories of assets and liabilities:

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

	Fiscal Year Ended
	December 30, 2014	December 31, 2013
Pro forma revenues	$1,001,599	$948,472
Pro forma net income (loss) attributable to ClubCorp	$(9,080)	$(55,178)
Pro forma basic net income (loss) attributable to ClubCorp, per share	$(0.14)	$(1.02)
Pro forma diluted net income (loss) attributable to ClubCorp, per share	$(0.14)	$(1.02)

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

During the fiscal year ended December 27, 2016, two management agreements were terminated, including a management agreement with Jefferson Lakeside Country Club, a private country club located in Richmond, Virginia and a management agreement with Mill Creek Country Club, a private country club located in Mill Creek, Washington. We closed Greenspoint Club, an owned business and sports club located in Houston, Texas and University Club, a leased business and sports club located in Jacksonville, Florida. Additionally, the lease of Airways Golf Club, a leased public golf course in Fresno, California, was terminated. No material gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, income or loss from divested clubs, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and a deferred revenue adjustment. The deferred revenue adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain certain covenants which are based upon specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. Adjusted EBITDA as reported is identical to the computation of Consolidated EBITDA as defined in the credit agreement governing our Secured Credit Facilities, except that for purposes of certain covenants in the credit agreement, a pro forma adjustment is made to Consolidated EBITDA in order to give effect to current period acquisitions as though they had been consummated on the first day of the four quarter period presented. The pro forma impact gives effect to all acquisitions in the fiscal year 2016 as though they had been consummated on the first day of fiscal year 2016.

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

The table below shows summarized financial information by segment for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014:

	Fiscal Year Ended
	2016	2015	2014
Revenues
Golf and Country Clubs (1)	$879,085	$841,341	$693,489
Business, Sports and Alumni Clubs (1)	193,390	190,876	178,725
Other operations	25,016	19,853	10,062
Elimination of intersegment revenues and segment reporting adjustments	(13,137)	(14,383)	(12,037)
Revenues relating to divested clubs (2)	4,126	15,180	13,916
Total consolidated revenues	$1,088,480	$1,052,867	$884,155

Golf and Country Clubs Adjusted EBITDA	$260,595	$245,696	$202,887
Business, Sports and Alumni Clubs Adjusted EBITDA	$41,592	$39,712	$34,727

Capital Expenditures
Golf and Country Clubs	$105,687	$107,632	$71,108
Business, Sports and Alumni Clubs	13,519	7,316	20,605
Other operations	22,693	16,724	5,483
Total consolidated capital expenditures	$141,899	$131,672	$97,196
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

(2)	When clubs are divested, the associated revenues are excluded from segment results for all periods presented.

	As of
Total Assets	December 27, 2016	December 29, 2015
Golf and Country Clubs	$1,557,489	$1,554,448
Business, Sports and Alumni Clubs	88,967	89,823
Other operations	482,258	490,980
Consolidated	$2,128,714	$2,135,251

The following table presents revenue by product type and revenue and long-lived assets by geographical region, excluding financial instruments. Foreign operations are primarily located in Mexico.

	Fiscal Year Ended
	2016	2015	2014
Revenues by Type
Dues	$517,888	$492,565	$408,351
Food and beverage	302,510	291,582	251,838
Golf	174,756	173,982	144,139
Other	93,326	94,738	79,827
Total	$1,088,480	$1,052,867	$884,155

	2016	2015	2014
Revenues
United States	$1,083,068	$1,046,561	$877,780
All Foreign	$5,412	$6,306	$6,375
Total	$1,088,480	$1,052,867	$884,155

	As of
	December 27, 2016	December 29, 2015
Long-Lived Assets
United States	1,889,252	1,881,126
All Foreign	17,950	21,560
Total	1,907,202	1,902,686

The table below provides a reconciliation of Golf and Country Clubs Adjusted EBITDA and Business, Sports and Alumni Adjusted EBITDA to income (loss) before income taxes for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014:

	Fiscal Year Ended
	2016	2015	2014
Golf and Country Clubs Adjusted EBITDA	$260,595	$245,696	$202,887
Business, Sports and Alumni Clubs Adjusted EBITDA	41,592	39,712	34,727
Interest expense	(87,188)	(70,672)	(65,209)
Interest and investment income	608	5,517	2,582
Depreciation and amortization	(107,200)	(103,944)	(80,792)
Impairments and disposition of assets (1)	(16,974)	(24,546)	(12,843)
(Loss) income from divested clubs (2)	(751)	(25)	1,097
Loss on extinguishment of debt (3)	—	(2,599)	(31,498)
Non-cash adjustments (4)	(255)	(2,008)	(2,007)
Acquisition related costs (5)	(1,409)	(4,965)	(10,568)
Capital structure costs (6)	(1,840)	(10,047)	(8,785)
Centralization and transformation costs (7)	(9,806)	(8,495)	(1,330)
Other adjustments (8)	(5,076)	(7,397)	(4,632)
Equity-based compensation expense (9)	(7,005)	(4,970)	(4,303)
Deferred revenue adjustment (10)	(5,419)	(7,111)	(5,644)
Corporate expenses and other operations (11)	(54,499)	(52,090)	(41,822)
Income (loss) before income taxes	$5,373	$(7,944)	$(28,140)
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

(8)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests and expenses paid to an affiliate of KSL.

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

15. EARNINGS PER SHARE
GAAP requires that earnings per share (“EPS”) calculations treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities (participating securities) and that basic EPS be calculated using the two-class method. We have granted RSAs (as defined in Note 16) that contain non-forfeitable rights to dividends. Such awards are considered participating securities. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We have also granted RSAs that contain forfeitable rights to dividends. These awards are not considered participating securities and are excluded from the basic weighted-average shares outstanding calculation.
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
Presented below is basic and diluted EPS for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014:

	Fiscal Year Ended
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share	$3,108	$3,108	$(9,617)	$(9,617)	$13,226	$13,226
Weighted-average shares outstanding	64,517	64,517	64,364	64,364	63,941	63,941
Effect of dilutive equity-based awards	—	67	—	—	—	377
Total Shares	64,517	64,584	64,364	64,364	63,941	64,318
Net income (loss) attributable to ClubCorp per share	$0.05	$0.05	$(0.15)	$(0.15)	$0.21	$0.21
The basis for the numerator for earnings per share is net income (loss) attributable to ClubCorp. The numerator was adjusted by approximately $0.5 million and $0.1 million for the dividends allocated to participating securities during the fiscal years ended December 27, 2016 and December 29, 2015, respectively. There were no dividends allocated to participating securities during the fiscal year ended December 30, 2014.

Potential common shares are excluded from the calculation of diluted EPS when the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. For the fiscal year ended December 29, 2015 there are 0.2 million potential common shares excluded from the calculation of diluted EPS. For the fiscal years ended December 27, 2016 and December 30, 2014 there are no potential common shares excluded from the calculation of diluted EPS.

16. EQUITY
Equity-Based Awards—We have granted equity-based awards to employees and non-employee directors in the form of restricted stock awards (“RSAs”), which restrictions will be removed upon satisfaction of time-based vesting requirements, subject to the holder remaining in continued service with us. We have also granted performance restricted stock units (“PSUs”) and “Adjusted EBITDA-Based PSUs”, both of which will convert into shares of our common stock upon satisfaction of (i) time-based vesting requirements and (ii) the applicable performance-based requirements subject to the holder remaining in continued service with us. The number of awards under the PSU and Adjusted EBITDA-Based PSU grants represents the target number of such units that may be earned. The PSU awards performance-based requirements are measured based on Holdings’ total shareholder return over the applicable performance periods compared with a peer group. The Adjusted EBITDA-Based PSU awards vest upon the achievement by the 2017 Same Store Clubs (as defined in the form of award), on a consolidated basis, of a specified level of Adjusted EBITDA for fiscal year 2018. We measure the cost of services rendered in exchange for equity-based awards based upon the grant date fair market value of the respective equity-based awards. The value is recognized over the requisite service period, which is generally the vesting period. The Adjusted EBITDA-Based PSU awards include performance conditions and expense is accrued when achievement of the performance conditions is considered probable. No expense has been recognized for these awards.

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

	Fiscal Year Ended
	December 27, 2016	December 29, 2015
Risk-free rate	0.90%	0.86%
Expected dividends	—%	—%
Expected volatility	26.2%	24.5%
Expected term (years)	3.0	3.0

The following table shows total equity-based compensation expense included in the consolidated statements of operations:

	Fiscal Year Ended
	December 27, 2016	December 29, 2015	December 30, 2014
Club operating costs exclusive of depreciation	$2,934	$1,440	$1,395
Selling, general and administrative	4,071	3,530	2,908
Pre-tax equity-based compensation expense	7,005	4,970	4,303
Less: benefit for income taxes	(2,591)	(1,858)	(1,311)
Equity-based compensation expense, net of tax	$4,414	$3,112	$2,992

As of December 27, 2016, there was approximately $13.0 million of unrecognized expense related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted RSAs, PSUs, Adjusted EBITDA-Based PSUs and restricted stock units (“RSUs”) under the Stock Plan. As of December 27, 2016, approximately 1.3 million shares of common stock were available for future issuance under the Stock Plan. Treasury stock may be used to settle awards under the Stock Plan.

On April 1, 2012, prior to our initial public offering (“IPO”), Holdings granted RSUs to certain executives under the Stock Plan. As of December 30, 2014, there were 190,788 RSUs outstanding. During the fiscal year ended December 29, 2015, all of the remaining RSUs vested and 122,144 RSUs were converted into shares of our common stock, while 68,644 RSUs were forfeited by employees in lieu of the payment of income tax withholding obligations.

The following table summarizes RSA, PSU and Adjusted EBITDA-Based PSU activity for the periods presented:

	Restricted stock awards		Performance-based awards (1)
	Shares	Weighted Average Grant Date Fair Value	Target shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 30, 2014	228,066	$18.29	111,610	$17.08
Granted	214,306	$18.42	136,071	$19.64
Vested	(82,025)	$18.36	—	$—
Forfeited	(22,384)	$18.11	(20,271)	$18.44
Canceled	(7,493)	$18.50	—	$—
Non-vested balance at December 29, 2015	330,470	$18.37	227,410	$18.49
Granted	876,418	$11.80	741,030	$9.87
Vested	(130,681)	$18.95	—	$—
Forfeited	(88,736)	$13.48	(97,070)	$14.72
Canceled	(29,521)	$18.63	—	$—
Non-vested balance at December 27, 2016	957,950	$12.73	871,370	$11.58
______________________

(1)    Includes PSUs and Adjusted EBITDA-Based PSUs.

Dividends—The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
Fiscal Year 2014
March 18, 2014	$0.12	April 3, 2014	$7,725	April 15, 2014
June 25, 2014	$0.12	July 7, 2014	$7,731	July 15, 2014
September 9, 2014	$0.12	October 3, 2014	$7,731	October 15, 2014
December 3, 2014	$0.13	January 2, 2015	$8,377	January 15, 2015

Fiscal Year 2015
March 20, 2015	$0.13	April 2, 2015	$8,399	April 15, 2015
June 25, 2015	$0.13	July 6, 2015	$8,417	July 15, 2015
September 3, 2015	$0.13	October 1, 2015	$8,416	October 15, 2015
December 9, 2015	$0.13	January 4, 2016	$8,416	January 15, 2016

Fiscal Year 2016
February 18, 2016	$0.13	April 5, 2016	$8,520	April 15, 2016
June 10, 2016	$0.13	July 1, 2016	$8,508	July 15, 2016
September 29, 2016	$0.13	October 10, 2016	$8,500	October 17, 2016
December 7, 2016	$0.13	January 6, 2017	$8,490	January 17, 2017

Share Repurchase Plan—On February 24, 2016, we announced that our Board of Directors authorized a repurchase of up to $50.0 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. During the fiscal year ended December 27, 2016, we purchased 192,989 shares under the share repurchase plan. As of December 27, 2016, approximately $47,741,518 remained authorized under the share repurchase plan.

17. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business and to invest in our information technology systems. As of December 27, 2016, we had capital commitments of $28.2 million.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated financial statements.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. In 2013, we received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. We have not recorded a liability related to these uncertain tax positions as we believe it is more likely than not that we will prevail based on the merits of our positions. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.0 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

We are currently under audit by state income tax authorities. We have received multiple assessments related to such audits and have an immaterial amount recorded within our state income tax payable as of December 27, 2016.

We are subject to certain pending or threatened litigation and other claims that arise in the ordinary course of business. While the outcome of such legal proceedings and other claims cannot be predicted with certainty, after review and consultation with legal counsel, we believe that any potential liability from these matters would not materially affect our consolidated financial statements.

18. RELATED PARTY TRANSACTIONS

We had receivables of $0.2 million and $0.1 million, as of December 27, 2016 and December 29, 2015, respectively, for outstanding advances from a golf club joint venture in which we have an equity method investment. We recorded $0.2 million, $0.2 million, and $0.2 million in management fees from this venture, in the fiscal years ended December 27, 2016, December 29, 2015, and December 30, 2014, respectively. As of December 27, 2016 and December 29, 2015, we had a receivable of $3.5 million and $3.2 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

19. QUARTERLY RESULTS OF OPERATIONS (unaudited)

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

	For the sixteen weeks ended	For the twelve weeks ended
2016	December 27, 2016	September 6, 2016	June 14, 2016	March 22, 2016
Total revenues	$345,301	$259,332	$268,974	$214,873
Direct and selling, general and administrative expenses	312,207	236,556	239,335	208,429
Operating income	33,094	22,776	29,639	6,444
Net income (loss)	5,406	1,182	5,750	(8,313)
Net income (loss) attributable to ClubCorp	5,224	1,188	5,579	(8,414)

Net income (loss) attributable to ClubCorp per share, basic	$0.08	$0.02	$0.08	$(0.13)
Net income (loss) attributable to ClubCorp per share, diluted	$0.08	$0.02	$0.08	$(0.13)

	For the sixteen weeks ended	For the twelve weeks ended
2015	December 29, 2015	September 8, 2015	June 16, 2015	March 24, 2015
Total revenues	$331,688	$255,360	$263,747	$202,072
Direct and selling, general and administrative expenses	313,148	238,126	246,567	195,216
Operating income	18,540	17,234	17,180	6,856
Net (loss) income	(6,259)	1,185	(223)	(4,276)
Net (loss) income attributable to ClubCorp	(6,346)	1,252	(196)	(4,222)

Net (loss) income attributable to ClubCorp per share, basic	$(0.10)	$0.02	$—	$(0.07)
Net (loss) income attributable to ClubCorp per share, diluted	$(0.10)	$0.02	$—	$(0.07)

20. SUBSEQUENT EVENTS

On December 7, 2016, our Board of Directors declared a cash dividend of $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on January 6, 2017. This dividend was paid on January 17, 2017.

On February 7, 2017, we purchased Eagle’s Nest Country Club, a private golf club in Phoenix, Maryland, for a purchase price of $2.5 million, which was satisfied by our assumption of debt of $2.5 million. The debt obligation does not accrue interest. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were available to be issued.

On February 9, 2017, our board of directors declared a cash dividend of approximately $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on April 5, 2017. This dividend will be paid on April 17, 2017.

On February 9, 2017, we granted 360,869 RSAs, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us. Also on February 9, 2017, we granted 296,765 PSUs, under the Stock Plan, to certain officers and employees.

On February 21, 2017, we purchased North Hills Country Club, a private golf club in Glenside, Pennsylvania, for a purchase price of $2.1 million. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were available to be issued.

Schedule I - Registrant’s Condensed Financial Statements
ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Statements of Operations and Comprehensive Income (Loss)
For the Fiscal Years Ended December 27, 2016, December 29, 2015 and December 30, 2014
(In thousands)

	2016	2015	2014
Equity in net income (loss) of subsidiaries	$3,577	$(9,512)	$13,226
NET INCOME (LOSS)	3,577	(9,512)	13,226
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP HOLDINGS, INC.	$3,577	$(9,512)	$13,226

NET INCOME (LOSS)	3,577	(9,512)	13,226
Equity in other comprehensive (loss) income of subsidiaries	(2,389)	(2,959)	(3,220)
COMPREHENSIVE INCOME (LOSS)	1,188	(12,471)	10,006
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP HOLDINGS, INC.	$1,188	$(12,471)	$10,006

ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Balance Sheets
As of December 27, 2016 and December 29, 2015
(In thousands, except share and per share amounts)

	2016	2015
ASSETS
Investment in subsidiaries	$150,952	$176,899
TOTAL ASSETS	$150,952	$176,899
LIABILITIES AND EQUITY
Dividends to owners declared, but unpaid - current	8,582	8,467
Dividends to owners declared, but unpaid - long-term	—	68
TOTAL LIABILITIES	$8,582	$8,535
EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 65,498,897 and 64,740,736 issued and outstanding at December 27, 2016 and December 29, 2015, respectively	655	647
Additional paid-in capital	235,871	263,921
Accumulated deficit and accumulated other comprehensive loss	(91,898)	(96,204)
Treasury stock, at cost (192,989 shares at December 27, 2016)	(2,258)	—
Total stockholders’ equity	142,370	168,364
Total equity	142,370	168,364
TOTAL LIABILITIES AND EQUITY	$150,952	$176,899

ClubCorp Holdings, Inc.
Registrant Only Financial Statements
Condensed Statements of Cash Flows
For the Fiscal Years Ended December 27, 2016, December 29, 2015 and December 30, 2014
(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,577	$(9,512)	$13,226
Adjustments to reconcile net loss to cash flows from operating activities:
Equity in net (income) loss of subsidiary	(3,577)	9,512	(13,226)
Net cash provided by operating activities	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution from subsidiary	33,972	33,664	30,765
Distribution to subsidiary	—	—	—
Net cash provided by (used in) investing activities	33,972	33,664	30,765
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to owners	(33,972)	(33,664)	(30,765)
Net cash (used in) provided by financing activities	(33,972)	(33,664)	(30,765)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$—	$—
Non-cash investing and financing activities are as follows:
Distribution declared payable to owners	$8,582	$8,535	$8,454

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

3. EQUITY-BASED AWARDS
The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted RSAs, PSUs, Adjusted EBITDA-Based PSUs and restricted stock units (“RSUs”) under the Stock Plan. As of December 27, 2016, approximately 1.3 million shares of common stock were available for future issuance under the Stock Plan. Treasury stock may be used to settle awards under the Stock Plan.

On April 1, 2012, prior to our initial public offering (“IPO”), Holdings granted RSUs to certain executives under the Stock Plan. As of December 30, 2014, there were 190,788 RSUs outstanding. During the fiscal year ended December 29, 2015, all of the remaining RSUs vested and 122,144 RSUs were converted into shares of our common stock, while 68,644 RSUs were forfeited by employees in lieu of the payment of income tax withholding obligations.

The following table summarizes RSA, PSU and Adjusted EBITDA-Based PSU activity for the periods presented::

	Restricted stock awards		Performance-based awards (1)
	Shares	Weighted Average Grant Date Fair Value	Target shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 30, 2014	228,066	$18.29	111,610	$17.08
Granted	214,306	$18.42	136,071	$19.64
Vested	(82,025)	$18.36	—	$—
Forfeited	(22,384)	$18.11	(20,271)	$18.44
Canceled	(7,493)	$18.50	—	$—
Non-vested balance at December 29, 2015	330,470	$18.37	227,410	$18.49
Granted	876,418	$11.80	741,030	$9.87
Vested	(130,681)	$18.95	—	$—
Forfeited	(88,736)	$13.48	(97,070)	$14.72
Canceled	(29,521)	$18.63	—	$—
Non-vested balance at December 27, 2016	957,950	$12.73	871,370	$11.58
______________________

(1)    Includes PSUs and Adjusted EBITDA-Based PSUs.

4. SUBSEQUENT EVENTS

On December 7, 2016, our Board of Directors declared a cash dividend of $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on January 6, 2017. This dividend was paid on January 17, 2017.

On February 7, 2017, we purchased Eagle’s Nest Country Club, a private golf club in Phoenix, Maryland, for a purchase price of $2.5 million, which was satisfied by our assumption of debt of $2.5 million. The debt obligation does not accrue interest. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were available to be issued.

On February 9, 2017, our board of directors declared a cash dividend of approximately $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on April 5, 2017. This dividend will be paid on April 17, 2017.

On February 9, 2017, we granted 360,869 RSAs, under the Stock Plan, to certain officers and employees. Under the terms of the grants, the restrictions will be removed upon satisfaction of time vesting requirements, subject to the holder remaining employed by us. Also on February 9, 2017, we granted 296,765 PSUs, under the Stock Plan, to certain officers and employees.

On February 21, 2017, we purchased North Hills Country Club, a private golf club in Glenside, Pennsylvania, for a purchase price of $2.1 million. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were available to be issued.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of the Exchange Act) as of December 27, 2016. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 27, 2016

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2016. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 27, 2016, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 27, 2016, as stated in the Report of Independent Registered Public Accounting Firm on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ClubCorp Holdings, Inc.
Dallas, Texas

We have audited the internal control over financial reporting of ClubCorp Holdings, Inc. and subsidiaries (the “Company”) as of December 27, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 27, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement for the 2017 annual meeting of stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

1. Financial Statements

The following consolidated financial statements of the Company, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this Form 10-K:

2. Financial Statement Schedules

The information required by Schedule I - Financial Information of Registrant is provided under Item 8 of this Form 10-K:

Page
Schedule I—Registrant’s condensed financial statements	120

The information required by Schedule II - Valuation and Qualifying Accounts is provided in Notes 2 and 12 to the consolidated financial statements included elsewhere herein.

Other schedules are omitted because they are not required.

3. Exhibits

The exhibits listed below are incorporated herein by reference to prior filings by Registrant or its affiliates or are included as exhibits in this Annual Report on Form 10-K.

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

10.32	†
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

10.35	†	2016 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.35 on Form 10-K filed by ClubCorp Holdings, Inc. on February 29, 2016)
10.36	†
Form of Adjusted EBITDA-Based Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.36 on Form 10-K/A filed by ClubCorp Holdings, Inc. on March 30, 2016)

10.37
Amendment No. 10, dated as of September 30, 2016, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner. (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed by ClubCorp Holdings, Inc. on October 13, 2016)

10.38	†	Change in Control Severance Agreement, dated as of January 24, 2017, between Eric L. Affeldt and ClubCorp Holdings, Inc.
10.39	†	Change in Control Severance Agreement, dated as of January 24, 2017, between Curtis D. McClellan and ClubCorp Holdings, Inc.
10.40	†	Change in Control Severance Agreement, dated as of January 24, 2017, between Mark A. Burnett and ClubCorp Holdings, Inc.
10.41	†	Change in Control Severance Agreement, dated as of January 24, 2017, between Ingrid, J. Keiser and ClubCorp Holdings, Inc.
10.42	†
Form of Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on February 10, 2017)

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
101
The following information from the Company's annual report on Form 10-K for the fiscal year ended December 27, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated statements of operations as of December 27, 2016, December 29, 2015 and December 30, 2014; (ii) Consolidated statements of comprehensive income (loss) as of December 27, 2016, December 29, 2015 and December 30, 2014; (iii) Consolidated balance sheets as of December 27, 2016 and December 29, 2015; (iv) Consolidated statements of cash flows as of December 27, 2016, December 29, 2015 and December 30, 2014; (v) Consolidated statements of changes in equity as of December 27, 2016, December 29, 2015 and December 30, 2014 and (vi) Notes to the consolidated financial statements.

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

Date:	February 27, 2017	/s/ Eric L. Affeldt
Eric L. Affeldt
Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 27, 2017	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	February 27, 2017	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)

Date:	February 27, 2017	/s/ John A. Beckert
John A. Beckert, Director

Date:	February 27, 2017	/s/ Douglas H. Brooks
Douglas H. Brooks, Director

Date:	February 27, 2017	/s/ Lou J. Grabowsky
Lou J. Grabowsky, Director

Date:	February 27, 2017	/s/ Janet E. Grove
Janet E. Grove, Director

Date:	February 27, 2017	/s/ Margaret M. Spellings
Margaret M. Spellings, Director

Date:	February 27, 2017	/s/ William E. Sullivan
William E. Sullivan, Director

Date:	February 27, 2017	/s/ Jeff Lamb
Jeff Lamb, Director