Form 10-K/A
period 2016-12-27
ClubCorp Holdings, Inc.
filed 2017-03-27
CIK 1577095

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
As of March 21, 2017, the registrant had 65,752,114 shares of common stock outstanding, with a par value of $0.01.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 27, 2016 are incorporated by reference herein into Part III, Items 10 through 14, of this Annual Report.

EXPLANATORY NOTE — AMENDMENT

ClubCorp Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend Part IV, “Item 15. Exhibits and Financial Statement Schedules” of its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 27, 2016 in order to, pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include the financial statements and related notes of Avendra, LLC (“Avendra”), an unconsolidated joint venture in which the Company holds a 10% equity ownership interest.
Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. Such financial statements are required to be audited only for the years in which such person met such test. If the 50%-or-less-owned person is not an accelerated filer, the required financial statements may be filed as an amendment to the report.
Avendra met the significant subsidiary test described above for the Company’s fiscal years ended December 27, 2016 and December 29, 2015 and is not an accelerated filer. The Company has included in this Form 10-K/A the required audited financial statements for Avendra’s corresponding fiscal years ended December 31, 2016 and December 31, 2015. Avendra did not meet the significance test for the Company's fiscal year ended December 30, 2014; therefore, Avendra financial statements are required to be included for that fiscal year but are not required to be audited. As such, only the financial statements for the years ended December 27, 2016 and December 29, 2015 are audited.
Part II, “Item 9B. Other Information” is being amended to include the description of the 2017 Short Term Incentive Plan that was approved by the Compensation Committee of the Company's Board of Directors on March 27, 2017.
Part IV, “Item 15. Exhibits and Financial Statement Schedules” is also being amended by this Form 10-K/A to include the Avendra financial statements and the related report of KPMG LLP, Avendra’s independent accountants (“KPMG”) as Exhibits 99.1 and 99.2, to file KPMG’s consent of independent accountants related to its opinion contained in this filing as Exhibit 23.2 and to file certifications of officers of the Company under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-K/A does not otherwise update or amend any other items or disclosures in the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-K. In accordance with Rule 12b-15 of the Exchange Act, the text of the amended items (Item 9B and Item 15) is set forth in its entirety in the attached pages hereto.

ITEM 9B. OTHER INFORMATION

2017 Short Term Incentive Plan

On March 27, 2017, our Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a 2017 Short Term Incentive Plan (“2017 STI Plan”), in which our Named Executive Officers (or “NEOs”) and other employees are eligible to participate. Under the 2017 STI Plan, the Committee made a grant to each NEO in an initial amount expressed as a percentage of his or her base salary (the “Initial Grant Amount”). The Initial Grant Amount for each of Mr. Affeldt and Mr. Burnett is 100% of their respective salaries, and the Initial Grant Amount for Mr. McClellan is 75% of his salary. The Initial Grant Amount for each other NEO is 65% of his or her respective salary. Each grant under the 2017 STI Plan is subject to the continued employment of the participant on the payment date and to a minimum Adjusted EBITDA threshold that must be attained before any awards will be paid.

With respect to the Initial Grant Amount, 60% of such amount (the “Performance-Based Amount”) is subject to downward or upward adjustment based upon our actual Adjusted EBITDA results (40% of the Initial Grant Amount) and our actual dues revenue (20% of the Initial Grant Amount) for fiscal year 2017 in comparison to budgeted Adjusted EBITDA and budgeted dues revenue for fiscal year 2017. If actual Adjusted EBITDA is at least 95% of budgeted Adjusted EBITDA for fiscal year 2017, the NEO will receive between 50% and 200% of the Performance-Based Amount depending on the actual Adjusted EBTIDA and dues revenue results for fiscal year 2017, with the Performance-Based Amount paying out at no more than 200% if the actual Adjusted EBITDA and dues revenue results for fiscal year 2017 are 130% or more of the respective budget. The remaining 40% of the Initial Grant Amount may be paid, adjusted downward or upward, or withheld at the discretion of the Committee based on the NEO’s personal performance. Awards, if any, will be paid in cash after completion of the audit of the Company's financial statements for the fiscal year ending December 26, 2017 in the first quarter of the following year.

The above description of the 2017 STI Plan is qualified in its entirety by reference to the 2017 STI Plan filed as Exhibit 10.42 to this Form 10-K/A and incorporated herein by reference.

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
Change in Control Severance Agreement, dated as of January 24, 2017, between Eric L. Affeldt and ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.38 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

10.39	†
Change in Control Severance Agreement, dated as of January 24, 2017, between Curtis D. McClellan and ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.39 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

10.40	†
Change in Control Severance Agreement, dated as of January 24, 2017, between Mark A. Burnett and ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.40 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

10.41	†
Change in Control Severance Agreement, dated as of January 24, 2017, between Ingrid, J. Keiser and ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.41 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

10.42	†
Form of Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on February 10, 2017)

10.43	†	2017 Short Term Incentive Plan
11		Statement of Computation of Per Share Earnings (Included in Part II, Item 8: “Financial Statements” of the annual report on Form 10-K filed on February 27, 2017)
21		Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

23.1	Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 23.1 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)
23.2	Consent of KPMG LLP relating to the financial statements of Avendra, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
99.1	Financial statements of Avendra, LLC for the fiscal year ended December 31, 2016 and December 31, 2015
99.2	Financial statements of Avendra, LLC for the fiscal years ended December 31, 2014 and December 31, 2013
101
The following information from the Company's annual report on Form 10-K for the fiscal year ended December 27, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated statements of operations as of December 27, 2016, December 29, 2015 and December 30, 2014; (ii) Consolidated statements of comprehensive income (loss) as of December 27, 2016, December 29, 2015 and December 30, 2014; (iii) Consolidated balance sheets as of December 27, 2016 and December 29, 2015; (iv) Consolidated statements of cash flows as of December 27, 2016, December 29, 2015 and December 30, 2014; (v) Consolidated statements of changes in equity as of December 27, 2016, December 29, 2015 and December 30, 2014 and (vi) Notes to the consolidated financial statements. (Incorporated by reference to Exhibit 101 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

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

Date:	March 27, 2017	/s/ Eric L. Affeldt
Eric L. Affeldt
Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 27, 2017	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	March 27, 2017	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)

Date:	March 27, 2017	/s/ John A. Beckert
John A. Beckert, Director

Date:	March 27, 2017	/s/ Douglas H. Brooks
Douglas H. Brooks, Director

Date:	March 27, 2017	/s/ Louis J. Grabowsky
Louis J. Grabowsky, Director

Date:	March 27, 2017	/s/ Janet E. Grove
Janet E. Grove, Director

Date:	March 27, 2017	/s/ Margaret M. Spellings
Margaret M. Spellings, Director

Date:	March 27, 2017	/s/ William E. Sullivan
William E. Sullivan, Director

Date:	March 27, 2017	/s/ Arthur J. Lamb, III
Arthur J. Lamb, III, Director