Form 10-K/A
period 2016-12-27
ClubCorp Holdings, Inc.
filed 2017-04-26
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of $12.58 per share as reported on June 14, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $801,156,809.
As of April 20, 2017, the registrant had 65,731,717 shares of common stock outstanding, with a par value of $0.01.

EXPLANATORY NOTE — AMENDMENT

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends ClubCorp Holdings, Inc.’s (the “Company,” “we” or “our”) Annual Report on Form 10-K for the fiscal year ended December 27, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2017 (the “Original Filing”) and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 27, 2017 (“Amendment No. 1” and, together with the Original Filing, the “Company’s Annual Report”).

This Amendment No. 2 is being filed to amend the Company’s Annual Report to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K permits the information in the above referenced items to be included in the Form 10-K filing by incorporation by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We will file our definitive proxy statement outside such 120-day period and therefore, we are filing this Amendment No. 2 to include Part III information in the Company’s Annual Report. The reference on the cover of the Original Filing and on the cover of Amendment No. 1 to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Company’s Annual Report is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. Section “3. Exhibits” of Part IV, Item 15(a) of the Company’s Annual Report is also being amended and restated in its entirety by this Amendment No. 2 to file certifications of officers of the Company under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 and a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) as Exhibit 99.1. This Amendment No. 2 does not amend or otherwise update any other information in the Original Filing or in Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and with the Company’s filings with the SEC subsequent to the Original Filing. This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or modify or update disclosures affected by subsequent events.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information regarding our executive officers. Biographical information pertaining to our directors, including Mr. Affeldt, who is both a director and an executive officer, can be found below under the heading “Directors.”

Name	Age	Position
Eric L. Affeldt	59	Chief Executive Officer and Director
Mark A. Burnett	52	President and Chief Operating Officer
Curtis D. McClellan	50	Chief Financial Officer and Treasurer
Ingrid J. Keiser	56	General Counsel, Secretary and Executive Vice President of People Strategy
Charles H. Feddersen	50	Executive Vice President of Golf & Country Clubs
Patrick A. Droesch	53	Executive Vice President of Business, Sports & Alumni Clubs
Andrew V. Miller	55	Executive Vice President of Membership
Todd M. Dupuis	54	Chief Accounting Officer
John A. Beckert	63	Director and Chairman of the Board of Directors
Douglas H. Brooks	64	Director
Louis J. Grabowsky	65	Director
Janet E. Grove	66	Director
Arthur J. Lamb III	54	Director
Margaret M. Spellings	59	Director
William E. Sullivan	62	Director

Executive Officers
Mark A. Burnett has served as our President since July 2016 and our Chief Operating Officer since October 2013. Mr. Burnett joined the Company in December 2006 as Executive Vice President of Golf & Country Clubs. From December 2004 to December 2006, Mr. Burnett was the owner and operator of a multi-unit territory of Five Guys Enterprises, LLC franchises. Prior to that, he served as executive vice president of operations and chief operating officer during his tenure for American Golf Corporation from January 2000 to December 2004. Mr. Burnett previously served as president and chief executive officer from June 1998 to December 1999 and chief operating officer from September 1996 to June 1998 for KSL Fairways Golf Corporation, and as vice president of operations for Golf Enterprises, Inc. from January 1993 to August 1996. Mr. Burnett holds a B.S. in business management from Indiana University.
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
Ingrid J. Keiser has served as our General Counsel, Secretary, and Executive Vice President of People Strategy since July 2008 and previously as Chief Legal Officer from July 2007 to July 2008. Prior to that, Ms. Keiser served as an attorney at American Airlines from August 2004 to July 2007. She previously served as assistant general counsel and assistant secretary for Vail Resorts, Inc. from January 1997 to August 2004, and as senior counsel and secretary for Ralston Resorts, Inc. (formerly known as Keystone Resorts Management, Inc.) from May 1992 to January 1997 and as associate counsel from May 1989 to May 1992. Ms. Keiser holds a J.D. from the University of Wisconsin Law School, and a B.A. in international relations from University of California at Davis.
Charles H. Feddersen has served as our Executive Vice President of Golf & Country Clubs since November 2015. Previously, he served as our Senior Vice President, Business, Sports & Alumni Clubs from January 2014 to November 2015, and as our Regional Vice President, North Texas from January 2010 to December 2013. Mr. Feddersen attended the University of Phoenix and served as a Sergeant in the U.S. Army.

Patrick A. Droesch has served as our Executive Vice President of Business, Sports & Alumni Clubs since November 2015. Prior to joining us, he served as chief operating officer and president of Front Burner Restaurants from March 2013 to June 2014, and chief operating officer and president of Lone Star Management (owner of Lone Star Steakhouse and Texas Land & Cattle Steakhouse) from June 2010 to February 2013. He has served as a board member of Real Mex Restaurants since November 2014. Mr. Droesch holds a B.A. in Communications from California State University.
Andrew V. Miller has served as our Executive Vice President of Membership since January 2016. Previously, he served as our Senior Vice President, Membership Sales – Golf and Country Club Division from October 2007 to January 2016, and as our Regional Vice President, Operations from June 2004 to October 2007. Mr. Miller holds an MBA from Southern Methodist University, a BAAS in education from the University of North Texas and an AAAS in Business Management from the University of Minnesota.
Todd M. Dupuis has served as our Chief Accounting Officer since June 2015. He had previously served as our Vice President and Controller since May 2008. Mr. Dupuis holds a BBA in Accounting from Lamar University and is a Certified Public Accountant.

Directors
Class I—Term Expiring in 2017
Eric L. Affeldt, age 59, has served as our Chief Executive Officer since December 2006 and as a director since 2006. Mr. Affeldt also served as our President from December 2006 to July 2016. Mr. Affeldt’s experience prior to joining us includes serving as a Principal of KSL Capital Partners, LLC (“KSL”) from 2005 to 2007, where he was a founding partner of the KSL Recreation Corporation. From January 2000 to March 2005, Mr. Affeldt was President of General Aviation Holdings, Inc. and from June 1998 to June 2000, he was Vice President and General Manager of Doral Golf Resort and Spa in Miami and the combined PGA West and La Quinta Resort and Club in California. Mr. Affeldt also served as President and Chief Executive Officer of KSL Fairways Golf Corporation from January 1995 to June 1998.
Mr. Affeldt is a national Vice President of the Muscular Dystrophy Association, a member of the World Presidents’ Organization, and also serves on the board of directors and as the non-executive chairman for Cedar Fair LP. He holds a B.A. in political science and religion from Claremont McKenna College.
On April 12, 2017, Mr. Affeldt announced that he intends to retire from his role as our Chief Executive Officer upon the appointment of his successor. Our Board of Directors has asked Mr. Affeldt to continue serving as a director following his retirement as our Chief Executive Officer and he is seeking reelection at the 2017 Annual Meeting of Stockholders. See “Corporate Governance Matters—Succession Planning” for more information.

Mr. Affeldt brings more than twenty-five years of leadership experience in the resort and recreation industry to our Board and expertise in developing corporate strategy and assessing emerging industry trends and business operations in the industry. Mr. Affeldt is an experienced board member with a deep institutional knowledge whose leadership provides valuable corporate governance guidance to our Board.
Arthur J. Lamb III, age 54, has served as Executive Vice President Corporate Services of Southwest Airlines Co. since July 2015 and as their Executive Vice President & Chief People & Administrative Officer from September 2011 to July 2015. From October 2007 to September 2011, he served as Southwest Airline Co.’s Senior Vice President Administration & Chief People Officer, and held other leadership positions at Southwest since he began working there in 2004. From 2000 to 2004, Mr. Lamb served in several senior leadership positions with The Staubach Company.

Mr. Lamb has been a member of our Board since 2016 and has served on the board of Highland Homes since January 2017. Mr. Lamb holds a Bachelor’s Degree in General Studies from the West Texas A&M University and earned his Senior Professional in Human Resources certification in 2000.

Mr. Lamb brings insight into the fields of human resources, technology, real estate and corporate administration and integration to our Board based on decades of practical experience. His expertise in guiding the personnel management and administration of a large work-force and complex organization such as ours brings valuable operational perspective to our Board.

Margaret M. Spellings, age 59, has served as President of the University of North Carolina since March 2016 and has been a member of our Board since 2015. From July 2013 through February 2016, Ms. Spellings served as President of the George W. Bush Presidential Center. Ms. Spellings served as United States Secretary of Education from January 2005 to January 2009 and as Assistant to the President of the United States of America, Domestic Policy, from January 2001 to January 2005. From February 2009 to July 2013, Ms. Spellings served as President and CEO of Margaret Spellings and Company. From June 2010 to July 2013, Ms. Spellings served as President of the U.S. Chamber of Commerce Foundation.
Ms. Spellings serves on the board of directors of certain funds in the American Funds family managed by the Capital Research and Management Company, as well as on various committees including the audit committee and nominating and governance committee of several such funds. She earned a B.A. in political science from the University of Houston in 1979 and was awarded an Honorary Doctorate from the University of Houston in 2006.
Ms. Spellings brings many years of leadership experience with large, complex and diverse organizations to our Board. Her expertise and insight provide guidance to our Board on strategic planning and working successfully with a number of assorted constituencies and interests.

Class II—Term Expiring in 2018
Louis J. Grabowsky, age 65, is a founder and Principal of Juniper Capital Management, a private equity firm, and has been a member of our Board since 2015. Prior to founding Juniper Capital, Mr. Grabowsky served as a Partner at Grant

Thornton LLP, an accounting and business advisory firm, from August 2002 to July 2014 and as its Chief Operating Officer from January 2010 to July 2013. He also served as Senior Advisor, Operations at Grant Thornton from August 2013 until his retirement in July 2014. Prior to joining Grant Thornton, Mr. Grabowsky served for a total of 27 years in various positions with Arthur Andersen LLP, including in the role of Partner In Charge of the Assurance Practice for the firm’s Dallas office from September 1991 to February 1997.
Mr. Grabowsky serves on the board of directors of Griffon Corporation, where he is chairman of the audit committee, and Cambrex Corporation where he serves as a member of the audit committee and the regulatory affairs committee. Mr. Grabowsky holds a B.S. in Accounting from the Pennsylvania State University. He is a Member of the American Institute of Certified Public Accountants and Texas Society of Certified Public Accountants.
Mr. Grabowsky brings extensive knowledge and expertise in auditing and accounting practices gained through his years as an audit partner, managing partner and officer at a global audit, tax and advisory firm. He has several years of valuable experience as a public company board member and brings experience with investment strategy, corporate finance and leadership of professional organizations to our Board.
Janet E. Grove, age 66, has served as a director since August 2013. Prior to joining us, Ms. Grove served as Corporate Vice Chairman from February 2003 to June 2011 for Macys, Inc., and as its Chairman and Chief Executive Officer from December 1999 to February 2009.
From October 2004 to January 2016, Ms. Grove served on the board of directors for Safeway, Inc. She currently serves on the board of directors for Aeropostale, Inc., where she serves on the audit committee. Ms. Grove served in an advisory role to the chief executive officer and senior management for Karstadt Department Stores from April 2012 to November 2014, and served as a consultant to our Board of Directors from December 2012 to August 2013. Ms. Grove holds a Bachelor’s Degree in Marketing from California State University in Hayward.
Ms. Grove has extensive leadership experience in the consumer products and retail industry as well as expertise in brand marketing, sales, human resource management and strategy. In addition, Ms. Grove provides institutional knowledge about our Board and valuable corporate governance experience as a member of several public company boards.
Class III—Term Expiring in 2019
John A. Beckert, age 63, has served as a director and the Chairman of our Board of Directors since August 2013. Mr. Beckert has been an Operating Partner for Highlander Partners, L.P., a private equity firm, since March 2012 and served as their special advisor from October 2010 to March 2012. Mr. Beckert served as the Chairman of the Board of the Composites Group from December 2010 until November 2014. From August 2004 to December 2006, Mr. Beckert was Chief Executive Officer and President of ClubCorp, Inc. and he was its Chief Operating Officer and President from August 2002 to August 2004. He also served as a member of ClubCorp, Inc.'s board of directors during such period. Prior to that, he was a Partner in Seneca Advisors L.L.P., a hotel consulting group, from 2000 to 2002 and President and Chief Operating Officer of Bristol Hotels & Resorts from 1998 to 2000. Mr. Beckert served as Vice President of Operations of Bristol Hotels & Resorts from 1985 to 1998.
Mr. Beckert serves on the board of directors of A.H. Belo Corporation, where he is chairman of the audit committee and a member of the compensation and nominating and governance committees. He also served as a consultant to our Board of Directors from January 2007 to July 2013. Mr. Beckert holds a B.S. in hotel administration from Cornell University.
Mr. Beckert has valuable institutional knowledge and a profound understanding of our business due to his prior experience with our company. He also brings experience in finance and substantial expertise in the resort and hotel industries to our Board. Furthermore, Mr. Beckert has several years of valuable experience as a public company board member and expertise in finance, risk-management, accounting, long and short-term strategy and governance through his service on board committees.
Douglas H. Brooks, age 64, has served as a director since August 2013. Mr. Brooks served as Chairman of the Board of Directors of Brinker International, Inc., a hospitality industry company, from November 2004 to December 2013 and currently serves as a consultant to Brinker International. Mr. Brooks served as Brinker International’s Chief Executive Officer from January 2004 to January 2013 and as its President from January 1999 to January 2013.
Mr. Brooks serves on the board of directors of Southwest Airlines Co., where he is a member of the nominating and corporate governance committee as well as the safety committee, and Auto Zone, Inc., where he is a member of the compensation committee. He earned a B.S. in Hotel and Restaurant Management from the University of Houston in 1975.
Mr. Brooks brings significant leadership experience in and knowledge of the hospitality and restaurant industries to our Board, as well as substantial insight into successful compensation and incentive structures. Mr. Brooks has several years of valuable experience as a public company board member and expertise in public company corporate governance and executive compensation through his service on board committees.
William E. Sullivan, age 62, has served as a director since August 2013. Since June 2014, Mr. Sullivan has served as the Chief Financial Officer and Treasurer of Purdue University. From March 2007 to May 2012, Mr. Sullivan served as Chief Financial Officer of Prologis, Inc., an industrial real estate development and logistic company. Mr. Sullivan was the founder and President of Greenwood Advisors, Inc., a financial consulting and advisory firm, from 2005 to 2007. He served as Chief Executive Officer of SiteStuff, Inc., a procurement company for commercial real estate properties, from 2001 to 2005 and chairman of SiteStuff, Inc. from 2001 until the company was sold in June 2007. Mr. Sullivan served as Chief Financial Officer of Jones Lang LaSalle, a real estate and investment management company, from 1997 to 2001.

Mr. Sullivan serves on the board of directors of CyrusOne Inc., where he is a member of the audit committee and chair of its nomination and governance committee, and on the board of directors of Jones Lang LaSalle Income Property Trust, Inc., where he is chair of the audit committee. Mr. Sullivan holds a M.B.A. in Management and Finance from Northwestern University’s Kellogg School of Management and a B.S.B.A. in Accounting and Marketing from Georgetown University. He also is a member of the American Institute of Certified Public Accountants.

Mr. Sullivan brings many years of leadership experience and financial and accounting expertise gained as a chief financial officer of large, complex companies and as the founder and president of a financial consulting and advisory firm to our Board. He also has valuable knowledge and expertise in corporate finance, logistics and strategic planning and several years of valuable experience as a public company board member.

Role and Responsibility of the Board of Directors
The Board of Directors directs and oversees the management of the business and affairs of the Company in a manner consistent with the best interests of the Company and its stockholders. In this oversight role, the Board of Directors serves as the ultimate decision-making body of the Company, except for those matters reserved to or shared with our stockholders. The Board of Directors selects and oversees the members of senior management, who are charged by the Board of Directors with conducting the business of the Company.

BOARD OF DIRECTORS COMMITTEE ASSIGNMENTS
AND MEETINGS HELD DURING FISCAL YEAR 2016

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Number of Meetings Held in 2016	9	5	2
Eric L. Affeldt
John A. Beckert (#)	X		X
Douglas H. Brooks	X	X	C
Louis J. Grabowsky	C		X
Janet E. Grove		X	X
Arthur J. Lamb III (1)	X	C
Margaret M. Spellings		X	X
William E. Sullivan	X	X
______________________________

#	Chairman of the Board.
C	Chairperson.

(1)	Mr. Lamb was appointed to our Board of Directors, and to the Audit Committee and Compensation Committee effective June 1, 2016.

Reimbursements
We reimburse directors for travel and other out-of-pocket expenses incurred by them that are incidental to attending meetings.
Board of Directors’ Self-Evaluation
Our Board of Directors conducted a self-evaluation of its performance in our fiscal year 2016. The evaluation includes a review of the Board’s composition, responsibilities, structure, processes and effectiveness. Each committee of the Board of Directors conducted a similar self-evaluation with respect to such committee in our fiscal year 2016.

Corporate Governance Matters

Corporate Governance Guidelines and Independence

Our Board of Directors has adopted Corporate Governance Guidelines, which describe the principles and practices that the Board follows in carrying out its responsibilities. The Corporate Governance Guidelines provide a framework for our corporate governance efforts and cover topics including, but not limited to, board and committee composition, structure and policies, director qualification standards, expectations of directors, and director compensation. The Nominating and Corporate Governance Committee is responsible for reviewing the Corporate Governance Guidelines and reporting and recommending to the Board of Directors any changes to the Corporate Governance Guidelines. Our Corporate Governance Guidelines are available, free of charge, from our Secretary and on the Corporate Governance page of our Investor Relations website at ir.clubcorp.com.

Board of Directors Leadership

As set forth in our Corporate Governance Guidelines, the Company does not have a policy on whether the role of Chairperson of the Board of Directors (the “Chairperson”) and Chief Executive Officer should be separate or combined and, if separate, whether the Chairperson should be selected from the independent directors or should be an employee of the Company. The Company believes that it is important to retain its flexibility to allocate the responsibilities of the offices of the Chairperson and the Chief Executive Officer in any way that is in the best interests of the Company. These roles are currently separate. The

Board of Directors believes that separate roles provide, at present, the best balance between the Chairperson’s role of leading the Board of Directors in its oversight of management, and the Chief Executive Officer’s role of focusing on developing and implementing the strategy approved by the Board of Directors and managing the Company’s day to day business.

Role of Board of Directors in Risk Oversight

The Board of Directors has responsibility for the oversight of the Company’s enterprise risk management practices. This responsibility has not been delegated to any of the Board of Directors’ standing board committees. However, the audit committee of the Board of Directors (the “Audit Committee”) is responsible for discussing with management and the Company’s independent registered public accounting firm the Company’s guidelines and policies with respect to risk assessment and risk management, as well as the Company’s major financial risk exposures and the monitoring and control of such exposures. The Audit Committee periodically reports to the Board of Directors on these matters. In addition, each the nominating and corporate governance committee of the Board of Directors (the “Nominating and Corporate Governance Committee”) and the compensation committee of the Board of Directors (the “Compensation Committee”) helps oversee risk in areas over which it has responsibility and periodically reports to the Board of Directors. Management is responsible for developing and implementing appropriate risk management practices on a day to day basis. The Board of Directors receives periodic detailed operating performance reviews from management.

Our Chief Executive Officer, President and other executive officers regularly report to the non-executive directors and the Audit, Compensation and Nominating and Corporate Governance Committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. The director of internal audit reports functionally and administratively to our Chief Financial Officer and directly to the Audit Committee. We believe that the leadership structure of our Board of Directors provides appropriate risk oversight of our activities.

Committees of the Board of Directors

The standing committees of our Board of Directors consist of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The chairperson of each committee is recommended by the Nominating and Corporate Governance Committee and approved by the Board of Directors.

Audit Committee

Our Audit Committee consists of Louis J. Grabowsky, who serves as the Chair, John A. Beckert, Douglas H. Brooks Arthur J. Lamb III and William E. Sullivan. All members of our Audit Committee are financially literate under the standards of the NYSE. Our Board of Directors has determined that two members of the Audit Committee possess the qualifications of an audit committee financial expert as determined under Regulation S-K Item 407(d) of the Exchange Act and has designated Mr. Grabowsky and Mr. Sullivan as those experts.

Our Board of Directors has also determined that each director serving on the Audit Committee is independent under the corporate governance standards of the NYSE applicable to members of audit committees, including the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). No member of the committee serves on the audit committee of more than three public companies.

The purpose of the Audit Committee is to assist our Board of Directors in overseeing and monitoring (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, (4) the performance of our internal audit function and (5) the performance of our independent registered public accounting firm. The Audit Committee also prepares the audit committee report required to be included in our proxy statement under the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Our Board of Directors has adopted a written charter for the Audit Committee which is available, free of charge, from our Secretary and on the Corporate Governance page of our Investor Relations website at ir.clubcorp.com.

Compensation Committee

Our Compensation Committee consists of Arthur J. Lamb III, who serves as the Chair, Douglas H. Brooks, Janet E. Grove, Margaret M. Spellings and William E. Sullivan. The purpose of the Compensation Committee is to assist our Board of Directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement or our Annual Report on Form 10-K, as applicable, under the rules and regulations of the SEC.

Our Board of Directors has adopted a written charter for the Compensation Committee which is available, free of charge, from our Secretary and on the Corporate Governance page of our Investor Relations website at ir.clubcorp.com. Under its charter, the Compensation Committee has sole authority to retain, obtain the advice of and terminate any compensation consultant, independent legal counsel or other adviser. This includes authority to approve all such consultants’ fees and other retention terms.  The Compensation Committee may also form subcommittees composed of one or more of its members for any purpose that the Compensation Committee deems appropriate and may delegate to such subcommittees such authority as the Compensation Committee deems appropriate. The Compensation Committee may also delegate to one or more officers of the Company the authority to make grants and awards of cash or options or other equity securities to Company personnel who are not “officers” of the Company within the meaning of Rule 16a-1 under the Exchange Act.

The Board of Directors has determined that each director serving on the Compensation Committee is independent under the corporate governance standards of the New York Stock Exchange (the “NYSE”) applicable to members of compensation committees, and that each member of the Compensation Committee is a “non-employee director” for purposes of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

None of the current or past members of our Compensation Committee is, or has at any time during the past year been, an officer or employee of our Company and none was formerly an officer of the Company. None of our executive officers currently serve, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Douglas H. Brooks, who serves as the Chair, John A. Beckert, Louis J. Grabowsky, Janet E. Grove and Margaret M. Spellings. The purpose of our Nominating and Corporate Governance Committee is to assist our Board of Directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new Board of Directors members, consistent with criteria approved by the Board of Directors, subject to our amended and restated articles of incorporation and amended and restated bylaws, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board of Directors select, the director nominees for the next annual meeting of stockholders, (3) identifying Board of Directors members qualified to fill vacancies on the Board of Directors or any Board of Directors committee and recommending that the Board of Directors appoint the identified member or members to the Board of Directors or the applicable committee, subject to our amended and restated articles of incorporation and amended and restated bylaws, (4) reviewing and recommending to the Board of Directors corporate governance principles applicable to us, (5) overseeing the evaluation of the Board of Directors and management, and (6) handling such other matters that are specifically delegated to the committee by the Board of Directors from time to time.

Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee which is available on the Corporate Governance page of our Investor Relations website at ir.clubcorp.com.

In its assessment of each candidate, the Nominating and Corporate Governance Committee considers many factors including the candidate’s strength of character, the maturity of judgment, familiarity with the Company’s business and industry, independence of thought and the ability to work collegially. While the Nominating and Corporate Governance Committee does not have a formal policy regarding director diversity, such committee may consider other factors that it deems appropriate, which may include ensuring that the Board of Directors, as a whole, is appropriately diverse and consists of individuals with various and relevant experience, as well as the candidate’s technical skills, industry knowledge and experience, and financial expertise.

You may nominate a director at the annual meeting of stockholders and have your nominee’s name included on the ballot distributed at the meeting by providing our Secretary written notice of your intention to do so within the time limits prescribed in our amended and restated bylaws. Your notice must include certain information regarding yourself and your nominee, including, among other items, the nominee’s name, address, occupation and qualifications. Please see “Additional Information” below for more information regarding your ability to nominate directors and to bring other business before stockholder meetings.

Additionally, the Nominating and Corporate Governance Committee will consider a candidate for director suggested by a stockholder by applying the criteria described above and the independence standards attached as Annex A to our Corporate Governance Guidelines. Please see “Additional Information” below for more information regarding your ability to submit director candidates to the Nominating and Corporate Governance Committee for its consideration.

The Board of Directors has determined that each director serving on the Nominating and Corporate Governance Committee is independent under the corporate governance standards of the NYSE.

Code of Business Conduct and Ethics

Our Board of Directors has adopted an Amended and Restated Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all employees, executive officers and directors that addresses legal and ethical issues that may be encountered in carrying out their duties and responsibilities, including the requirement to report any conduct they believe to be a violation of the Code of Ethics. The Code of Ethics is available, free of charge, from our Secretary and on the Corporate Governance page of our Investor Relations website at ir.clubcorp.com. If we were to further amend or waive any provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our website rather than by filing a Form 8-K.

Securities Trading Policy

Our Board of Directors has adopted a Securities Trading Policy providing that directors, officers and employees may not buy or sell the Company’s securities at any time when such persons have material non-public information concerning the Company.

Succession Planning

The Board of Directors periodically reviews management succession and development plans with our Chief Executive Officer. These plans include Chief Executive Officer succession in the event of an emergency or retirement, as well as the succession plan for the Chief Executive Officer’s direct reports and other key employees critical to our operations and success.

Our Chief Executive Officer, Eric Affeldt, has announced that he intends to retire from that role upon the appointment of his successor. As part of its regular Chief Executive Officer succession planning process, the Board of Directors has identified a strong internal candidate to potentially assume the Chief Executive Officer role. The Board of Directors is engaging a leading executive search firm to identify additional, highly qualified, external candidates.

Communications with Directors

Stockholders and other interested parties may communicate with, or otherwise make their concerns known directly to the chairperson of any of the Audit, Nominating and Corporate Governance and Compensation Committees, or to the non-management directors as a group, by addressing such communications or concerns to our Secretary at 3030 LBJ Freeway, Suite 600, Dallas, Texas 75234, Attention: Secretary. The Secretary will forward such communications to the appropriate party. Such communications may be submitted confidentially or anonymously.

Meetings and Committees of the Board of Directors

Meetings.    Our Board of Directors held five meetings during 2016. Each incumbent director attended all of the board meetings held while he or she served as a director and more than 90% of the meetings of standing committees to which he or she belonged in 2016. All of our directors at the time attended the 2016 Annual Meeting of Stockholders. All of our directors are expected to attend the 2017 Annual Meeting of Stockholders.

Executive Sessions.    Executive sessions, or meetings of our non-employee directors without management present, are held periodically at regularly scheduled meetings of the Board of Directors. Each of these sessions is presided over by Mr. Beckert and may be scheduled by any non-management director. Our standing committees also meet periodically in executive sessions presided over by the chairperson of the committee.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
Our compensation discussion and analysis discusses the compensation programs and policies in place for our named executive officers (or “NEOs”). For the fiscal year ended December 27, 2016, our NEOs were as follows:

•	Eric L. Affeldt, our Chief Executive Officer;

•	Mark A. Burnett, our President and Chief Operating Officer;

•	Curtis D. McClellan, our Chief Financial Officer;

•	Ingrid J. Keiser, our General Counsel, Secretary and Executive Vice President of People Strategy; and

•	Charles H. Feddersen, our Executive Vice President of Golf & Country Clubs.

Our compensation discussion and analysis provides an overview of the objectives of our executive compensation program and explains our compensation decision-making process. The compensation provided to our NEOs for fiscal year 2016 is set forth in detail in the Summary Compensation Table and the other tables appearing under “Compensation of Executive Officers.”
Executive Summary
2016 Financial Performance
The charts below illustrate some of the key indicators of our financial health and performance over the seven year fiscal period from 2010 to 2016.

____________

(1)	See Exhibit 99.1 to this Amendment No. 2 for additional information regarding Adjusted EBITDA, as well as a reconciliation from net income (loss).

(2)	Highlights of our fiscal year 2016 accomplishments include the following:

•	Revenue was up 3% over fiscal year 2015, to $1,088 million.

•	Adjusted EBITDA was up 6% over fiscal year 2015, to $248 million.

•	Membership, excluding managed clubs, was up 1.8% over fiscal year 2015, to approximately 174,000.

•
Approximately 54% of our memberships were enrolled in our Optimal Network Experience (O.N.E.) or similar upgrade programs as of the end of fiscal year 2016, compared to approximately 50% of memberships as of the end of fiscal year 2015.

•	We acquired three clubs and completed reinventions at 16 clubs.

•
As of the end of fiscal year 2016, we owned, leased or operated through joint ventures 150 golf and country clubs and managed nine such clubs, and we owned, leased or operated through joint ventures 44 business, sports and alumni clubs and managed three such clubs.

2016 Executive Compensation Highlights
The key executive compensation decisions for fiscal year 2016 were as follows:

•
Compensation Increases to Address Gap Relative to Peers. The Compensation Committee approved increases to certain elements of the compensation of Messrs. Affeldt, Burnett and McClellan and Ms. Keiser to, among other matters, address the findings of its independent compensation consultant, Mercer (US) Inc. (“Mercer”), discussed in more detail below, that the target total direct compensation (defined as salary plus target annual short-term incentive plus target long-term incentive awards) of these NEOs was below the 25th percentile of that of the named executive officers of the Company’s peer group. The Compensation Committee determined that it would be in the best long-term interests of the Company and its stockholders to increase the compensation of these NEOs to ensure that the Company’s NEO compensation program remains competitive with peer group programs. However, in determining the amounts of the increase of each element, the percentile relative to peers was only one factor considered by the Compensation Committee. The Compensation Committee also took into account the executive’s overall responsibilities within and contributions to the organization. The increases included:

•
increased annual base salaries for Mr. Burnett from $400,000 to $500,000, for Mr. McClellan from $350,000 to $425,000, and for Ms. Keiser from $300,000 to $350,000. Mr. Affeldt’s annual base salary was not increased as he and the Compensation Committee determined that it would be in the best interests of the Company and its stockholders that any increases to his compensation be effected through variable or “at-risk” incentive compensation, rather than fixed salary;

•
increased target annual cash bonuses under our short-term incentive program for Mr. Affeldt from 80% to 100%, for Mr. Burnett from 65% to 100%, for Mr. McClellan from 50% to 70%, and for Ms. Keiser from 50% to 60%; and

•
increased target amounts of annual long-term incentive awards (consisting of restricted stock awards and performance-based restricted stock unit awards that vest based on total shareholder return), for Mr. Affeldt, from $1,100,000 to $2,500,000; for Mr. Burnett, from $600,000 to $750,000; for Mr. McClellan, from $400,000 to $600,000; and for Ms. Keiser, from $300,000 to $400,000. Such increased amounts do not include the “Adjusted EBITDA-Based PSUs” described below.

•	Large Percentage of Pay Continues to be Variable or “At-Risk.” We continued to place a large percentage of our NEOs’ target total direct compensation as variable or “at-risk.” Specifically:

▪
Fifty percent, or more, of each NEO’s annual long-term incentive grant was in the form of performance-based restricted stock units that vest depending on our achievement of pre-established performance objectives based on total shareholder return over a three-year performance period (as described in further detail below).

▪
We granted additional one-time long-term incentive awards in the form of Adjusted EBITDA-Based PSUs (as defined below), which are 100% at-risk and vest based on achievement of Adjusted EBITDA performance goals in fiscal year 2018. These are discussed in more detail below.

▪
Approximately 81% of the 2016 target annual total direct compensation, excluding the Adjusted EBITDA-Based PSUs, approved for Mr. Affeldt was variable or at-risk, with 70% in the form of long-term equity incentives tied to the performance of our stock price and 11% in the form of short-term incentives tied to our financial performance and Mr. Affeldt’s individual performance. In the aggregate, approximately 64%

of the 2016 target annual total direct compensation, excluding the Adjusted EBITDA-Based PSUs, approved for the other NEOs was variable or at-risk. If the Adjusted EBITDA-Based PSUs were included, the at-risk percentage would be even greater.

•
One-Time Adjusted EBITDA-Based Equity Grant. We granted each NEO a one-time, long-term equity incentive award, referred to in this compensation discussion and analysis as Adjusted EBITDA-Based PSUs, to align such NEO’s compensation with the Company’s goal of the 2017 Same Store Clubs (described more fully below) attaining $300 million in Adjusted EBITDA for 2018. The amounts of these awards were: for Mr. Affeldt, $650,000; for Mr. Burnett, $500,000; for Mr. McClellan, $425,000; for Ms. Keiser, $300,000 and for Mr. Feddersen, $300,000. These amounts were set taking into account, among other matters discussed below, the Compensation Committee’s conclusion that it is advisable align the NEOs’ compensation with stated financial goals of the Company.

•
No Annual Performance-Based Bonuses Paid. We did not pay any annual cash bonuses under our 2016 short-term incentive program as our Adjusted EBITDA was below the minimum performance threshold for any payouts under the program.

•
Discretionary Bonuses Awarded to Reflect New Organizational Scope and Complexity. We awarded each of the NEOs discretionary bonuses in recognition of their increased duties and responsibilities associated with the increased size of the Company following the acquisitions of recent years, including the Sequoia Golf acquisition, as well as the additional responsibilities discussed in the “Short-Term Incentives-Discretionary Bonuses” section below. Bonuses were in the following amounts: for Mr. Affeldt $225,000, for Mr. Burnett $200,000, for Mr. McClellan $150,000, for Ms. Keiser $120,000 and for Mr. Feddersen $100,000. The actual bonus amount were set taking into account, among other matters, the Compensation Committee’s conclusion that it is advisable to increase each NEO’s compensation to a level competitive to our peers in order to retain our NEOs.

•
Miscellaneous. Mr. Feddersen’s target annual cash bonus under our short-term incentive program was increased from 50% to 60%, and the target amount of his annual long-term incentive award was increased from $125,000 to $300,000, in each case, to reflect Mr. Feddersen’s greater responsibilities and expanding role in our organization as he became Executive Vice President of Golf and Country clubs in late 2015.

Pay Practices Aligned with Stockholder Interests
Our compensation philosophy is designed to align our executive compensation programs with long-term stockholder interests, which include the following:

•	Our annual cash bonus plan requires that we attain a threshold level of Adjusted EBITDA before any portion of the annual bonus under our short-term incentive program may become payable.

•	A majority of the NEOs’ compensation is variable or at-risk, being tied to incentives based upon our financial performance or to our stock price.

•	We do not have a defined benefit pension plan or supplemental executive pension plan.

•
As a policy matter, we do not provide tax gross-ups to our NEOs other than to Mr. Affeldt pursuant to his life insurance policy and executives related to health insurance benefits for the first 90 days of employment.

Impact of 2016 Stockholder Advisory Vote on the Compensation of Named Executive Officers
In June 2016, we provided our stockholders with an advisory vote to approve the compensation of our named executive officers (the “say-on-pay” proposal). At the 2016 Annual Meeting of Stockholders, our stockholders approved the compensation of our NEOs, with over 97% of the votes cast, excluding abstentions and broker non-votes, in favor of the say-on-pay proposal. The Compensation Committee regarded this result as evidence of strong stockholder support of our executive compensation program and considered the results of the say-on-pay proposal and numerous other factors, as discussed in this compensation discussion and analysis, in evaluating our executive compensation program. The Compensation Committee will continue to monitor and assess our executive compensation program and consider the outcome of our say-on-pay proposals when making future compensation decisions for our NEOs.

Overview of Executive Compensation Program Objectives
Our executive compensation program is designed to achieve the following objectives:

•
alignment between our NEOs’ interests and our stockholders’ interests by tying both annual and long-term incentive compensation to financial and operations performance and, ultimately, to the creation of enterprise value;

•
attracting and retaining high caliber executives and key personnel by offering total compensation that is competitive with that offered by similarly situated companies and rewards personal performance; and

•	supporting business growth, financial results and the expansion of our portfolio of clubs.

The 2016 executive compensation program was designed to be competitive with companies with whom we compete for executive talent and to be fair and equitable to us, our executives and our stockholders. We believe that the 2016 executive compensation program provided appropriate alignment between NEOs’ compensation and our stockholders’ interests in the long-term and appropriate compensation opportunities based in part on individual performance in the short-term.
Compensation Decision-Making and Role of the Compensation Committee
All decisions regarding the compensation program for our NEOs for 2016 were made by the Compensation Committee. The Compensation Committee relied on its judgment, and on the data and recommendations provided by its independent compensation consultants, as discussed below, in making compensation decisions for individual NEOs.
In making its decisions, the Compensation Committee carefully evaluated each NEO’s performance during the year against established goals, leadership qualities, our financial performance, the NEO’s business responsibilities and career with us, and the NEO’s current compensation arrangements and long-term potential to enhance enterprise value. Generally, in evaluating performance for these purposes, the Compensation Committee reviewed the following criteria:

•	our strategic goals and objectives;

•	individual management objectives that relate to our strategies;

•	our achievement of specific financial goals, including Adjusted EBITDA results; and

•	our overall financial performance.

Role of our Named Executive Officers in Compensation Decisions
All decisions regarding the structure of the 2016 executive compensation program, and the compensation received by our NEOs pursuant to the program, were made by the Compensation Committee. In this regard, the Compensation Committee consulted with Mr. Affeldt to review the performance of the NEOs (other than Mr. Affeldt) and to establish individual management objectives and compensation levels for our other NEOs. Mr. Affeldt does not actively participate in the Compensation Committee discussions regarding his own compensation. Messrs. Affeldt, Burnett and McClellan and Ms. Keiser were present for the Compensation Committee’s discussions regarding compensation for officers generally under the 2016 executive compensation program. They discussed and made compensation recommendations regarding officers and personnel. None of them made any recommendations concerning, or determined, his or her own compensation under the 2016 executive compensation program and none of them was present when his or her own compensation was determined by the Compensation Committee.
Compensation Consultants
Role of the Compensation Consultants
The Compensation Committee has utilized independent compensation consultants to provide benchmarking and peer group analyses used in developing our executive compensation program since 2013. The Compensation Committee generally looks to its independent consultants for market information and recommendations about the amount of compensation for individual executive officers. The Compensation Committee’s charter provides the Compensation Committee with sole discretion to retain any compensation consultant, independent legal counsel or other adviser and requires us to provide the Compensation Committee with funding for these purposes.
In September 2015, the Compensation Committee retained Mercer to review the structure of the base salaries, target annual incentive and long-term incentive components of our executive compensation program, including the design of performance-based restricted stock units. The Mercer study included market information for a peer group of publicly-traded companies in the hospitality and leisure industries (as set forth below) whose revenues, EBITDA and market capitalization were similar to ours. These peer companies were selected by Mercer with input from our Compensation Committee. Based on information available at the time of the study, these companies had revenues between $614 million and $2.7 billion.

Boyd Gaming	Vail Resorts, Inc.	Dave & Buster's Entertainment
Penn National Gaming	Six Flags Entertainment	International Speedway
Pinnacle Entertainment, Inc.	Cedar Fair	Interval Leisure Group
Cheesecake Factory	Isle of Capri Casinos
SeaWorld Entertainment	Diamond Resorts
Marriot Vacations Worldwide	Churchill Downs

Mercer presented its conclusions to the Compensation Committee in 2015 and made recommendations regarding the design and total compensation opportunity for our executive officers, including base salaries, target amounts under the short-term incentive plan, and the design of long-term equity incentives. The conclusions included a determination that the Company’s target total direct compensation, annual base salary, long-term incentives, and target short-term incentive cash bonuses as a percentage of base salary, for each of Messrs. Affeldt, Burnett and McClellan and for Ms. Keiser were below the 25th percentile of that of the respective named executive officer of the peers. Specifically, the target total direct compensation for Messrs. Affeldt and McClellan were the second lowest in the peer group while the target total direct compensation for Ms. Keiser was the lowest in the peer group. Based on the above conclusions, and to promote the goal of aligning NEO pay with that of the peer group to ensure that the Company’s NEO compensation program remains competitive, thus promoting long-term stockholder interests, the Compensation Committee determined to increase compensation elements. However, in determining the amounts of the increase of each element, the percentile relative to peers was only one factor considered by the Compensation Committee. The Compensation Committee did not formally benchmark target total direct compensation or any particular compensation element.

The Compensation Committee increased the annual base salaries for Mr. Burnett from $400,000 to $500,000, for Mr. McClellan from $350,000 to $425,000, and for Ms. Keiser from $300,000 to $350,000. Mr. Affeldt’s annual base salary was not increased because he and the Compensation Committee determined that it would be in the best interests of the Company and its stockholders for his target total direct compensation to be increased through at-risk incentive awards rather than fixed annual salary.
The Compensation Committee also adjusted the target annual cash bonuses under our short-term incentive program for Mr. Affeldt from 80% to 100%, for Mr. Burnett from 65% to 100%, for Mr. McClellan from 50% to 70% and for Ms. Keiser from 50% to 60%.
Additionally, the Compensation Committee increased the target amounts of annual long-term incentive awards (consisting of restricted stock awards and performance-based restricted stock unit awards that vest on the last day of the three-year performance period based on total shareholder return (“TSR-Based PSUs”)) for Mr. Affeldt from $1,100,000 to $2,500,000, for Mr. Burnett from $600,000 to $750,000, for Mr. McClellan from $400,000 to $600,000 and for Ms. Keiser from $300,000 to $400,000. Such increased amounts do not include the Adjusted EBITDA-Based PSUs, which the Compensation Committee views as a special one-time award (described below).
Mercer’s study recommended that the Company’s low percentile NEO compensation levels could be increased through a number of different components. The Compensation Committee determined that its fiscal year 2018 Adjusted EBITDA performance goal could be supported by one-time awards of performance-based restricted stock unit awards that vest upon the achievement by the 2017 Same Store Clubs (as defined below), on a consolidated basis, of $300 million of Adjusted EBITDA for fiscal year 2018 (“Adjusted EBITDA-Based PSUs”), and that such awards could also help increase the low percentile compensation levels while encouraging retention. The Compensation Committee made one-time grants of these Adjusted EBITDA-Based PSUs to its NEOs. The number of Adjusted EBITDA-Based PSUs granted were: 32,338, 24,876, 21,144, 14,925 and 14,925 for Mr. Affeldt, Mr. Burnett, Mr. McClellan, Ms. Keiser and Mr. Feddersen, respectively, representing the target number of Adjusted EBITDA-Based PSUs that may be earned. The Compensation Committee determined that setting the target values of Adjusted EBITDA-Based PSUs at approximately each NEO’s annual base salary would provide a significant incentive to each NEO to achieve the performance goal and also was sufficiently high to be retentive. Therefore, the Compensation Committee set such targets at $650,000, $500,000, $425,000, $300,000 and $300,000 for Mr. Affeldt, Mr. Burnett, Mr. McClellan, Ms. Keiser and Mr. Feddersen, respectively. To translate these target values into a number of Adjusted EBITDA-Based PSUs, the Compensation Committee divided such target value by a target stock price of $20.10. The closing stock price on the day of grant (April 12, 2016) was $12.18.

The Compensation Committee will continue to seek advice from independent compensation consultants as it deems necessary on a periodic basis to help ensure that our executive compensation program remains appropriate and consistent with our objectives as described above. While the Compensation Committee may refer to peer group and market information, the Compensation Committee does not benchmark any element of the annual compensation of the NEOs to a specific market percentile. The Compensation Committee expects that a significant portion of each NEO’s total compensation package will continue to be focused on rewarding future performance through a combination of at-risk cash and equity incentive awards.
Compensation Consultants Conflicts Assessment
The Compensation Committee has considered the independence of Mercer using NYSE independence rules and found Mercer to be independent.
Elements of Our 2016 Executive Compensation Program
The 2016 executive compensation program established by the Compensation Committee consisted of the following elements:

•	base salary;

•	short-term incentives (annual cash bonuses);

•
long-term incentive compensation in the form of restricted stock awards (or “RSAs”) and performance-based restricted stock units (or “PSUs”), including Annual TSR-Based PSUs and one-time Adjusted EBITDA-Based PSUs; and

•	health and retirement benefits and perquisites, including relocation benefits and life insurance benefits.

Under the 2016 executive compensation program, our NEOs were eligible for a mix of performance based and non-performance based compensation. The Compensation Committee attempted to achieve an appropriate mix between these two types of compensation, as well as an appropriate balance between cash and equity-based compensation. In addition, as discussed above, the Compensation Committee increased the target amounts of long-term incentives granted to the NEOs in 2016 in order to increase alignment between executive compensation and long-term stockholder interests; accordingly, with this increase and increases to base salary (as applicable) and target short-term incentive bonuses, the total direct compensation opportunity for each NEO in 2016 increased over his or her 2015 total direct compensation opportunity. Although the Company in 2016 increased other compensation in addition to long-term incentive opportunities, the percentage increase from 2015 to 2016 for total direct compensation was greater for long-term incentive opportunities. However, the 2016 executive compensation program did not include formal policies relating to the allocation of total direct compensation among the various elements of compensation provided to the NEOs.
The following charts indicate the allocation of 2016 annual target total direct compensation between base salary, short-term incentives, RSAs and TSR-Based PSUs for Mr. Affeldt and the other NEOs.

Allocation of Mr. Affeldt's 2016 Target Total Annual Compensation	Aggregate Allocation of Other NEO 2016 Target Total Annual Compensation

RSAs
24%
Base Salary
36%
TSR-Based PSUs
24%
STI
16%

Consistent with our executive compensation program objectives, a majority of the NEOs’ annual compensation is variable or at-risk, being tied to incentives based upon our financial performance or to our stock price. In addition, a significant portion of such compensation is long-term in nature and therefore linked to the creation of enterprise value. For example, approximately 81% of the 2016 target total direct compensation approved for Mr. Affeldt was variable or at-risk, with 70% in the form of annual long-term equity incentives tied to the performance of our stock price and 11% in the form of short-term incentives tied to our financial performance and Mr. Affeldt’s individual performance. In the aggregate, approximately 64% of the 2016 target annual total direct compensation approved for the other NEOs was variable or at-risk. If the one-time Adjusted

EBITDA-Based PSUs were included, approximately 84% of target total direct compensation approved for Mr. Affeldt was variable or at-risk and approximately 73% of target total direct compensation approved for the other NEOs was variable or at-risk.
Base Salary
The Compensation Committee approved increases to the annual base salaries of Messrs. Burnett and McClellan and Ms. Keiser, in part because the Mercer study indicated that these NEOs’ salaries in 2015 were below the 25th percentile of salaries of corresponding named executive officers of the Company’s peers. The Compensation Committee determined that it would be in the best long-term interests of the Company and its stockholders to increase the annual base salaries of these NEOs to ensure that their compensation remains competitive with Company peers. In determining the amounts of the increase of each element, the percentile relative to peers was only one factor considered by the Compensation Committee. The Compensation Committee also considered the executive’s responsibilities, experience, potential, skills, individual performance and contribution to our business, as well as demand in the labor market and succession planning. However, none of these factors was subject to any specific performance targets, nor given a specific weighting in the process of setting individual salaries. Accordingly, the Compensation Committee increased base salaries as follows: for Mr. Burnett from $400,000 to $500,000, for Mr. McClellan from $350,000 to $425,000, for Ms. Keiser from $300,000 to $350,000. For Mr. Affeldt, he and the Compensation Committee determined that, even though Mr. Affeldt’s base salary was below the 25th percentile among the Company’s peers, it would more effectively align Mr. Affeldt's compensation with the Company's interests to address any compensation discrepancies for Mr. Affeldt through increasing his level of variable or at-risk compensation rather than his fixed, annual base salary. For Mr. Feddersen, the Compensation Committee determined that salary levels would not need to be increased in order to keep Mr. Feddersen retained and incentivized in his recently assumed role as Executive Vice President of Golf and Country Clubs. As of December 27, 2016, the annual base salaries payable to our NEOs were as follows:

Eric L. Affeldt	$650,000
Mark A. Burnett	$500,000
Curtis D. McClellan	$425,000
Ingrid J. Keiser	$350,000
Charles H. Feddersen	$300,000

Short-Term Incentives
Annual Short-Term Incentive Program
Each of our NEOs was eligible to earn an annual cash bonus for 2016 under our short-term incentive program which is designed to motivate and reward executives by aligning pay with performance. The Compensation Committee approves the short-term incentive program each year, including the minimum performance threshold that must be attained before any annual bonus may become payable, the maximum bonus that may become payable to each participant, the applicable performance goals, and the weighting, payout parameters and specific targets for each performance goal.
The terms of the 2016 short-term incentive program required that the Company attain a minimum threshold of 95% of budgeted Adjusted EBITDA (as defined below) for fiscal year 2016 before any amount of the annual bonus would become payable to the NEOs. The Compensation Committee used Adjusted EBITDA in order to effectively tie the compensation to our operating results. If this minimum threshold was achieved, then each NEO was eligible to earn an annual bonus based on such NEO’s target bonus which is expressed as a percentage of annual base salary (as described in the table below). For each NEO, 60% of such target bonus was based upon our achievement of Adjusted EBITDA results for fiscal year 2016 (the “Adjusted EBITDA Bonus”), and 40% of such target bonus was determined in the Compensation Committee’s sole discretion (the “Discretionary Bonus”), as described below.
For purposes of determining budgeted Adjusted EBITDA, (i) “EBITDA” is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization, and (ii) “Adjusted EBITDA” is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, income or loss from divested clubs, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and an acquisition adjustment. However, for purposes of determining annual bonuses under the 2016 short-term incentive program, Adjusted EBITDA excludes the expense associated with payouts under the program and excludes income and expenses attributable to acquisitions unless the budgeted Adjusted EBITDA is modified for such acquisitions.
Adjusted EBITDA Bonus Component. In determining the actual amount of the Adjusted EBITDA Bonus for 2016, the targeted amount of the Adjusted EBITDA Bonus (representing 60% of each NEO’s target bonus) would be decreased or increased to the extent that actual Adjusted EBITDA was less or more than 95% of the budgeted Adjusted EBITDA, such that the ultimate payout would be within a range of 0% to 200% of the targeted amount of the Adjusted EBITDA Bonus, determined by linear interpolation based on the level of Adjusted EBITDA achieved. Specifically, no payout would be made if the minimum threshold of 95% of budgeted Adjusted EBITDA was not met, 50% of the target amount of the Adjusted EBITDA Bonus would become payable if our Adjusted EBITDA for fiscal year 2016 was 95% of budget, 100% of the target amount of the Adjusted EBITDA Bonus would become payable if our Adjusted EBITDA for fiscal year 2016 was 100% of budget, and the payout would be capped at 200% of the target amount of the Adjusted EBITDA Bonus if our Adjusted EBITDA for fiscal year 2016 was 115% of budget or higher.
Discretionary Bonus Component. The amount of the Discretionary Bonus payable under the 2016 short-term incentive program could range from 0% to 40% of each NEO’s target bonus. The actual amount of the Discretionary Bonus payable, if the minimum threshold of 95% of budgeted Adjusted EBITDA was met, would be determined by the Compensation Committee in its sole discretion after taking into account, among other things, our revenue and operating results and individual NEO performance toward those results.

2016 Target Bonuses. In March 2016, the Compensation Committee approved increases to the target short-term incentive bonuses for the NEOs to reflect that the target annual bonus for each of these NEOs was below the 25th percentile of that of the corresponding officer at the Company’s peers. However, in determining the amounts of the increase of the target short-term incentive bonus, the percentile relative to peers was only one factor considered by the Compensation Committee. The Compensation Committee also took into account the executive’s overall responsibilities within and contributions to the Company. The increases were as follows: for Mr. Affeldt, from 80% to 100%; for Mr. Burnett, from 65% to 100%; for Mr. McClellan, from 50% to 70%; for Ms. Keiser, from 50% to 60%. The Compensation Committee also approved an increase for Mr. Feddersen from 50% to 60% to reflect Mr. Feddersen’s greater responsibilities and expanding role in our organization as he became Executive Vice President of Golf and Country Clubs in late 2015. The 2016 target bonuses, reflected in dollars and as a percentage of 2016 base salary, were as follows:

Name	Annual Target Bonus in Dollars	Annual Target Bonus as a Percentage of Salary
Eric L. Affeldt	$650,000	100%
Mark A. Burnett	$500,000	100%
Curtis D. McClellan	$297,500	70%
Ingrid J. Keiser	$210,000	60%
Charles H. Feddersen	$180,000	60%

2016 Short-Term Incentive Payouts. Our Adjusted EBITDA, calculated for purposes of the annual bonus under the 2016 short-term incentive program and excluding the expense associated with payouts under the program, was $252.4 million for fiscal year 2016, which was approximately 94.7% of the budgeted Adjusted EBITDA for fiscal year 2016 of $266.5 million used for purposes of the annual bonus under the 2016 short-term incentive program. As this was below the threshold, no amounts were paid to the NEOs under the 2016 short-term incentive program.

Discretionary Bonuses. Although no bonuses were paid under our 2016 short-term incentive program as the minimum Adjusted EBITDA threshold was not achieved, the Compensation Committee determined to pay discretionary bonuses to each of the NEOs to reflect their increased duties and responsibilities associated with the increased size and complexity of the operations of the Company with its acquisitions of recent years, including the Sequoia Golf acquisition, and additional responsibilities, including their efforts in supporting the centralization and transformation of certain administrative, finance and information technology related improvements and processes. The amount of each bonus was set taking into account the degree to which each of the above items impacted the particular NEO. The table below sets forth the payouts of these discretionary bonuses to each of the NEOs:

Name	2016 Discretionary Bonus
Eric L. Affeldt	$225,000
Mark A. Burnett	$200,000
Curtis D. McClellan	$150,000
Ingrid J. Keiser	$120,000
Charles H. Feddersen	$100,000

Equity-Based Awards
We believe that successful performance over the long term is aided by the use of equity-based awards which creates an ownership culture among our employees that provides alignment with the interests of our stockholders and an incentive to contribute to the continued growth and development of our business. Equity-based awards also allow for a portion of our executive compensation to be “at-risk” and directly tied to the performance of our business. In addition, the Compensation Committee, in consultation with Mercer, has taken steps to develop a long-term incentive program that the Compensation Committee believes reflects a performance-based approach with an emphasis on alignment with our stockholders. Awards of equity under our annual 2016 NEO compensation program were allocated 50% to performance-based awards and 50% to time-based awards. If the one-time Adjusted EBITDA-Based PSUs were included, the performance-based awards percentage would have been even greater for each employee.
The Compensation Committee typically grants long-term incentive compensation to the Company’s executive officers annually in the first quarter of the year. The grants are made under the ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) and may also be made at other times of the year for a newly hired or promoted executive officer. The Compensation Committee granted long-term incentive compensation to each of the NEOs in February 2016 under the Stock Plan as reflected in the tables below. For each of Mr. Affeldt, Mr. Burnett, Mr. McClellan, Ms. Keiser and Mr. Feddersen, 50% of the annual long-term incentive compensation was in the form of RSAs, which vest over time, and 50% of the award was in the form of TSR-Based PSUs, which vest over time but are subject to adjustment based on performance measures, tied to our total shareholder return compared to the total shareholder return for a selected group of companies as described below. In April 2016, the Compensation Committee granted additional one-time long-term incentive awards in the form of performance-based restricted stock unit awards that vest upon the achievement by the 2017 Same Store Clubs of a specified level of Adjusted EBITDA for fiscal year 2018. When these one-time Adjusted EBITDA-Based PSUs are included, the percentage of awards allocated to PSUs are even higher.
2016 Long-Term Incentive Grants
In February 2016, the Compensation Committee approved long-term incentives for the NEOs, as reflected in the table below. To reflect that the value of the target long-term incentive award for four of our NEOs in 2015 was below the 25th percentile of that of the corresponding officer at the Company’s peers, the Compensation Committee increased the target amounts of long-term incentives granted to these NEOs. The actual amounts of the increases, however, took into account the executive’s overall responsibilities within and contributions to the Company. The amounts of the increases were as follows: for Mr. Affeldt, from $1,100,000 to $2,500,000; for Mr. Burnett, from $600,000 to $750,000; for Mr. McClellan, from $400,000 to $600,000; and for Ms. Keiser, from $300,000 to $400,000. In addition, Mr. Feddersen’s target long-term incentive award was increased from $125,000 to $300,000 to reflect Mr. Feddersen’s greater responsibilities and expanding role in our organization as he became Executive Vice President of Golf and Country Clubs in late 2015. Such increased amounts do not include the Adjusted EBITDA-Based PSUs.

Name	2016 Annual Target Long-Term Incentive Compensation ($)(1)	2016 Restricted Stock Awards (#)	2016 TSR-Based Performance Restricted Stock Units (At Target) (#) (2)
Eric L. Affeldt	$2,500,000	116,388	87,618
Mark A. Burnett	$750,000	34,917	26,285
Curtis D. McClellan	$600,000	27,933	21,028
Ingrid J. Keiser	$400,000	18,622	14,019
Charles H. Feddersen	$300,000	13,967	10,514

(1)
The target number of the TSR-Based PSUs (as defined below) was calculated using the average closing price of our common stock over all trading days that occurred in January 2016 ($14.27 per share), while the target value of the Restricted Stock Awards is calculated based on the closing price of our common stock on the day prior to grant ($10.74).

(2)
The 2016 Performance Restricted Stock Units consist of TSR-Based PSUs granted on February 19, 2016 which vest based upon our achievement of the applicable total shareholder return performance measure at the specified threshold, target and maximum levels.

In February 2016, the Compensation Committee determined that the Company's fiscal year 2018 Adjusted EBITDA performance goal could be supported by one-time grants of Adjusted EBITDA-Based PSUs to its NEOs, which vest upon the achievement by the 2017 Same Store Clubs (as defined below), on a consolidated basis, of $300 million in Adjusted EBITDA for fiscal year 2018 (see goals set forth in chart under the “Performance Restricted Stock Units -- Adjusted EBITDA-Based PSUs” section, below) and that such awards could also help increase the aforementioned low NEO percentile compensation levels relative to peers while encouraging retention. “2017 Same Store Clubs” means clubs that have been fully operational for one fiscal year as of December 27, 2016, and excluding any newly acquired or opened clubs, clubs added under management agreements or divested clubs in fiscal year 2016, fiscal year 2017 or fiscal year 2018 with clubs held for sale being considered same store until they are divested and divested clubs being removed from the same store classification. A chart showing the performance goals and effect on vesting is set forth in the “Performance Restricted Stock Units -- Adjusted EBITDA-Based PSUs” section, below.

The Compensation Committee determined that setting the target values of Adjusted EBITDA-Based PSUs at approximately each NEO’s annual base salary would provide a significant incentive to each NEO to achieve the performance goal and also was sufficiently high to be retentive. The Adjusted EBITDA-Based PSUs were granted in April 2016. The number of Adjusted EBITDA-Based PSUs granted and the target value of such awards are set forth in the table below.

Name	2016 Target Value of Adjusted EBITDA Based Performance Restricted Stock Units ($)(1)	Number of Adjusted EBITDA-Based Performance Restricted Stock Units Granted (At Target) (#) (2)
Eric L. Affeldt	$650,000	32,338
Mark A. Burnett	$500,000	24,876
Curtis D. McClellan	$425,000	21,144
Ingrid J. Keiser	$300,000	14,925
Charles H. Feddersen	$300,000	14,925

(1)	The Compensation Committee divided such target value by a target stock price of $20.10 to get the number of units. The closing stock price on the day of grant (April 12, 2016) was $12.18.

(2)	Granted on April 12, 2016.

Restricted Stock Awards

The RSAs granted in 2016 vest ratably in one-third increments on each of the first, second and third anniversaries of the date of grant, provided that the NEO is continuously employed by us through the applicable vesting date. Prior to vesting, and so long as they are outstanding, the RSAs receive dividends at the times and in the per share amount paid on shares of our common stock.

Performance Restricted Stock Units
TSR-Based PSUs. The PSUs granted in February 2016 (“TSR-Based PSUs”) provide for the right upon vesting to receive one share of our common stock in exchange for each vested unit. The TSR-Based PSUs granted in 2016 will fully vest on the last day of the three-year performance period (i.e., January 31, 2019) so long as the applicable performance measure is achieved (as described below) and the NEO is continuously employed by us through such vesting date. If the NEO dies or becomes disabled during the twelve month period immediately preceding the last day of the applicable performance period, the NEO will vest in the number of TSR-Based PSUs determined based on the level of achievement described below but prorated for the number of days the NEO was employed during the applicable performance period.
The vesting of the TSR-Based PSUs is subject to the satisfaction of performance measures tied to our total shareholder return compared to the total shareholder return for a selected group of companies, over the three-year performance period. In considering the design of the 2016 TSR-Based PSUs, the Compensation Committee sought to provide alignment between executive compensation and the interests of our stockholders. The Compensation Committee selected total shareholder return as the performance measure because in the judgment of the Compensation Committee, total shareholder return provides an appropriate alignment between the compensation of our NEOs and the return provided to our stockholders over a three-year performance period. Consistent with these objectives, the use of total shareholder return as a performance measure could result in a payout in shares of common stock that is less or greater than the target number of units subject to the award (or no payout if the threshold level of performance is not achieved), as described below.
Total shareholder return is equal to the difference between the value of a share of common stock at the beginning and end of the performance period, plus dividends paid as if reinvested in stock, divided by the value of a share of common stock at the beginning of the performance period. The value of a share of common stock at the beginning of each performance period is the average price of a share of common stock over all trading days that occur in the last full calendar month immediately preceding such performance period, and the stock price at the end of each performance period is the average price of a share of common stock over all trading days that occur in the last full calendar month of such performance period. The companies used for purposes of measuring total shareholder return are those companies previously listed on the S&P Leisure Time Services Select Industry Index, which ceased to be published in 2016, on the first day of the applicable performance period (but excluding any such company that ceases to be publicly traded prior to the expiration of such performance period).
The relative total shareholder return targets, and the corresponding payouts expressed as a percentage of the target number of TSR-Based PSUs, are as follows:

Company Total Shareholder Return Relative to Peer Group	Payout as Percentage of Target Award
90th percentile or above	175%
50th percentile	100%
30th percentile	50%
less than 30th percentile	—%
If our total shareholder return is negative, the maximum number of TSR-Based PSUs that may vest will be 100% of the target award for the applicable performance period.
Prior to vesting, each TSR-Based PSU accrues the right to receive a cash payment equal to each dividend paid on one share of our common stock while the unit is outstanding. These dividend equivalent rights are paid at the end of the applicable performance period, depending upon the number of units which vest.
Adjusted EBITDA-Based PSUs. The total number of Adjusted EBITDA-Based PSUs that vest at the end of the performance period is determined as follows, with no interpolation between the thresholds below and payout capped at 100% of target:

Fiscal Year 2018 Adjusted EBITDA (in millions)	Payout as Percentage of Target Award
Less than $295.0	0%
$295.0	25%
$300.0 or more	100%

Threshold Performance Measure Not Achieved for Certain TSR-Based PSUs Granted in 2014: On February 7, 2014, we granted TSR-Based PSUs to our NEOs, which vest based upon our achievement of the applicable total shareholder return performance measure at the specified threshold, target and maximum levels, respectively, over a two-year performance period ending January 31, 2016 and a three-year performance period ending January 31, 2017. One-third of these TSR-Based PSUs were scheduled to vest on January 31, 2016 and the remaining two-thirds were scheduled to vest on January 31, 2017. These TSR-Based PSUs were granted with a target number of TSR-Based PSUs for each performance period, zero to 175% of which could be earned based on our achievement of the total shareholder return measure. The number of such TSR-Based PSUs that could have been earned by Mr. Affeldt, Mr. Burnett, Mr. McClellan, Ms. Keiser and Mr. Feddersen on January 31, 2016, assuming our achievement of the applicable total shareholder return performance measure at the threshold level for the performance period ending on that date, was 4,537, 2,268, 1,588, 1,134 and 454, respectively. On February 17, 2016, the Compensation Committee determined that the Company did not attain the threshold total shareholder return target for the two-year performance period ending January 31, 2016, as the Company’s total shareholder return measure ranked in the 19th percentile (as compared to certain peer group companies), versus the specified threshold of the 30th percentile. As such, the recipients of these awards forfeited the portion of the target number of TSR-Based PSUs for the performance period ending January 31, 2016.

Severance and Change in Control Benefits

None of our NEOs were entitled to any contractual severance protections during 2016. We do not have a formal severance policy and, except as discussed below, do not provide contractual severance protections to our executive officers. However, we have, from time to time, agreed to provide contractual severance protections pursuant to arm’s-length negotiations of an executive officer’s employment (or termination of employment) with us that have provided for continued payment of the executive’s base salary for a number of months during a transition period followed by a lump sum severance payment, accelerated vesting of outstanding long-term incentive awards and continued club membership privileges for a period of time following termination of the executive’s employment. On January 24, 2017, we entered into change in control severance agreements with Mr. Affeldt, Mr. Burnett, Mr. McClellan and Ms. Keiser (as described in detail below under the heading “Change in Control Severance Agreements”). The Compensation Committee approved these change in control severance agreements because the Compensation Committee believes that these agreements help secure the continued employment and dedication of these NEOs as these agreements provide protection to each such NEO if the Company does not retain him or her in certain circumstances following a change in control of the Company. The Compensation Committee also believes that these agreements are reflective of current compensation practices and trends and are important as a recruitment and retention device.

While RSAs do not provide for any acceleration of vesting upon a termination of employment for any reason, PSUs, including TSR-Based PSUs and Adjusted EBITDA-Based PSUs, provide for continued vesting on a pro-rated basis upon a termination due to death or disability. Specifically, if the NEO dies or becomes disabled during the last twelve months of the applicable performance period, the NEO will vest in the number of PSUs determined in accordance with the PSU payout table set forth above as if the NEO had remained employed through the applicable vesting date, but prorated for the number of days the NEO was employed during the performance period.

Change in Control Severance Agreements
On January 24, 2017, we entered into change in control severance agreements with Mr. Affeldt, Mr. Burnett, Mr. McClellan and Ms. Keiser. Each Agreement provides the applicable NEO with certain severance benefits in the event that his or her employment is terminated other than for “cause” (and other than due to death or “disability”) or by the NEO with “good reason”, in each case during the two-year period commencing on the date of a “change in control,” as each such term is defined in the agreements (such termination, a “qualifying termination”). The agreements include a fixed term through December 31, 2018, unless the NEO’s employment is earlier terminated or the term is extended due to an imminent transaction constituting a change in control.

The agreements provide that if a change in control occurs, then with respect to all equity-based awards granted to the NEOs prior to the date the agreements were entered into (other than the Adjusted EBITDA-Based PSUs):

•	all outstanding unvested time-vesting equity awards will immediately vest in full; and

•	all outstanding unvested performance-vesting equity awards will immediately vest in full assuming achievement of the target level of performance.

The agreements provide that, if the NEOs employment is terminated for any reason the NEOs will be paid any unpaid annual bonus in respect of a prior fiscal year.

In addition, the agreements provide the NEOs with the following severance payments and benefits upon a qualifying termination:

•
a lump-sum cash payment equal to (a) 3.0 for Mr. Affeldt or 2.0 for each of the other NEOs, multiplied by (b) the sum of (1) the NEO's annual base salary plus (2) his or her target annual cash bonus award;

•
payment of an amount equal to the annual cash bonus award for the year of termination that the NEO would have earned if he or she had remained employed on the applicable payment date for such bonus prorated based on the number of days that the NEO was employed during such year;

•
payment by us of the NEO's COBRA premiums for continued medical and dental coverage for a period of 36 months (for Mr. Affeldt) or 24 months (for each of the other NEOs) following termination, unless the NEO ceases to receive such COBRA premiums from us or becomes ineligible for COBRA coverage prior to the expiration of the applicable period, in which case the NEO shall instead receive a fully taxable monthly cash payment equal to the amount of the monthly COBRA premium until the earlier of the expiration of the COBRA premium period or such time as the NEO becomes eligible for coverage under another employer group plan;

•
a dues-free recallable “life membership” at a country club of NEO’s choice with “signature gold golf” and “community” privileges, and “O.N.E.” privileges and discounts for a period of 60 calendar months following termination (with such membership subject to certain transfer restrictions); and

•	up to $10,000 for outplacement services.

Each NEO's receipt of severance payments and benefits under their respective agreement is conditioned upon his or her execution of an effective release of claims against us.

Each agreement also contains a 280G best-after-tax cutback, which applies to any payments or benefits the NEOs are entitled to receive that are “excess parachute payments” under the “golden parachute” excise tax rules of the Internal Revenue Code.

Health Benefits
We offer group health insurance coverage to all of our full-time employees. Because our employees, including our executive officers, are not eligible to participate in our group health plans for the first 90 days of their employment, we generally provide any executive who commences employment with us with a lump sum payment (plus a tax gross-up) equal to the difference between what the executive would have paid for health benefits under our plans and the executive’s out-of-pocket costs for COBRA coverage under such executive’s former employer’s plan for a period of 90 days.
Retirement Benefits
We maintain a defined contribution pension plan (the “401(k) Plan”) for all full-time employees with at least six months of service, including our NEOs. The 401(k) Plan provides that each participant may make pre-tax and post-tax contributions pursuant to certain restrictions; however, we do not provide any type of discretionary contribution or matching contribution.
We do not provide any non-qualified deferred compensation or defined benefit pension plans to any of our executive officers.
Perquisites
We typically compensate our executive officers in cash and equity rather than with perquisites, and do not view perquisites as a significant element of our total compensation structure. However, pursuant to our executive relocation policy, we typically reimburse executive officers who are required to relocate in connection with the commencement of their employment with us. In addition, we pay premiums pursuant to a life insurance policy on the life of Mr. Affeldt, which provides a death benefit to Mr. Affeldt’s beneficiaries in the amount of $2 million (and pay Mr. Affeldt a gross-up payment for the taxes incurred on such premiums).
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
Accounting and Tax Implications
We account for stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation - Stock Compensation (“ASC 718”), which requires us to recognize compensation expense for share-based payments. The Compensation Committee takes into account ASC 718 in determining the amounts of long-term incentive grants to executives and employees.
Section 162(m) of the Internal Revenue Code (as interpreted by IRS Notice 2007-49) denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the chief executive officer and the three other most highly-paid executive officers (other than the company’s chief executive officer and chief financial officer) of a publicly-traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. In addition, “grandfather” provisions may apply to certain compensation arrangements that were entered into by a corporation before it was publicly held. The Compensation Committee’s policy is to qualify compensation paid to our executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee retains the right to authorize compensation that would not otherwise be deductible under Section 162(m) or otherwise and to pay bonuses in any amount, including discretionary bonuses or bonuses with performance goals that are different from those under our annual bonus program.

COMPENSATION COMMITTEE REPORT
The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate the report by reference in that filing.

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis included in this Amendment No. 2. Based on that review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report.

The Compensation Committee
Arthur J. Lamb III, Chairman Douglas H. Brooks Janet E. Grove Margaret M. Spellings William E. Sullivan

Summary Compensation Table
The following table provides summary information concerning compensation paid to or earned by each of our NEOs for services provided to us during the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014:

Name and Position	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan (3)	All Other		Total
Eric L. Affeldt	2016	$650,000	$225,000	$1,802,105	$—	$6,524	(4)	$2,683,629
Chief Executive Officer	2015	$650,000	$260,000	$1,175,693	$156,000	$6,524		$2,248,217
	2014	$650,000	$277,700	$942,214	$280,800	$6,524		$2,157,238
Mark A. Burnett	2016	$484,615	$200,000	$540,635	$—	—		$1,225,250
President and Chief	2015	$400,000	$130,000	$641,302	$78,000	—		$1,249,302
Operating Officer	2014	$400,000	$188,900	$471,115	$140,400	—		$1,200,415
Curtis D. McClellan	2016	$413,462	$150,000	$432,502	$—	—		$995,964
Chief Financial Officer and Treasurer	2015	$350,000	$87,500	$427,535	$52,500	—		$917,535
	2014	$350,000	$129,800	$329,775	$94,500	—		$904,075
Ingrid J. Keiser	2016	$342,313	$120,000	$288,337	$—	—		$750,650
General Counsel, Secretary and Executive	2015	$300,000	$75,000	$320,660	$45,000	$—		$740,660
Vice President of People Strategy	2014	$300,000	$121,300	235,566	$81,000	$—		$737,866
Charles H. Feddersen	2016	$300,000	$100,000	$216,256	$—	—		$616,256
Executive Vice President, Golf and
Country Clubs
______________________________

(1)
Because the minimum Adjusted EBITDA threshold was not achieved for the short-term incentive program, neither the Adjusted EBITDA component nor the Discretionary Bonus component of the annual bonuses granted thereunder were paid, accordingly the amounts in this column represent discretionary bonuses the Compensation Committee determined to award each of Mr. Affeldt, Mr. Burnett, Mr. McClellan, Ms. Keiser and Mr. Feddersen, as discussed above in the section entitled “Compensation Discussion and Analysis-Short-Term Incentives-Annual Short-Term Incentive Program”.

(2)
Amounts reflect the aggregate grant date fair value of each RSA and PSU granted in 2016, as determined in compliance with ASC 718. For additional information about the assumptions we used in calculating these amounts, see Note 2 in our Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, Equity-Based Awards, found in our Annual Report on Form 10-K for the fiscal year ended December 27, 2016, which is incorporated herein by reference.

The grants made in 2016 reflect long-term incentives comprised of (i) RSAs that vest ratably in one-third increments in each of 2017, 2018 and 2019, upon the satisfaction of time vesting requirements, (ii) TSR-Based PSUs that vest in 2019 based on a three-year performance period, upon the satisfaction of time vesting requirements and the applicable performance requirements and (iii) Adjusted EBITDA-Based PSUs that vest based on the achievement (by the 2017 Same Store Clubs), on a consolidated basis, of a specified level of Adjusted EBITDA for fiscal year 2018. See “Compensation Discussion and Analysis—Restricted Stock Awards” and “—Performance Restricted Stock Units” for additional information about these long-term incentives. The amounts do not reflect actual compensation realized by the named executive officers in 2016 and are not a guarantee of the amount that the NEOs will receive from the long-term incentives. The actual compensation will be based on our common stock price at vesting and the performance level achieved for the applicable performance period.

The grant date fair value for the RSAs is determined by multiplying the number of shares granted by the closing stock price on the grant date of the underlying common stock. The grant date fair value for the TSR Based-PSUs was estimated on the date of grant using a Monte Carlo simulation analysis which generates a distribution of possible future stock prices for Holdings and the peer group from the grant date to the end of the applicable performance period and that the units will vest and not be forfeited. For the period presented, it was determined that it was not probable the Adjusted EBITDA-Based PSUs would vest, thus their grant date fair value is zero; this evaluation is re-assessed up to the date of measurement of the performance criteria. Assuming achievement of the performance goals at the maximum level and the receipt of the maximum number of TSR-Based PSUs, the aggregate grant date fair value of the TSR-Based PSUs granted in 2016 would be as follows: Mr. Affeldt, $1,015,055; Mr. Burnett, $304,512; Mr. McClellan, $243,609; Ms. Keiser, $162,410; and Mr. Feddersen, $121,805. Assuming achievement of the performance goals at the maximum level and the receipt of the maximum number of one-time Adjusted EBITDA-Based PSUs, the aggregate grant date fair value of the Adjusted EBITDA-Based PSUs granted in 2016 would be as follows: Mr. Affeldt, $393,877; Mr. Burnett, $302,990; Mr. McClellan, $257,534; Ms. Keiser, $181,787; and Mr. Feddersen, $181,787.

(3)
Because the minimum Adjusted EBITDA threshold was not achieved for the short-term incentive program, neither the Adjusted EBITDA component nor the Discretionary Bonus component of the annual bonuses granted thereunder were paid.

(4)	Represents a payment of (i) $4,740 as reimbursement for a premium paid by Mr. Affeldt pursuant to his life insurance policy and (ii) $1,784 as a tax gross-up on the amount of the premium.

Grants of Plan-Based Awards in Fiscal Year 2016

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)(3)	Awards ($)(4)
Eric L. Affeldt	2/19/2016							116,388	1,222,074
	2/19/2016				43,809	87,618	153,332		580,031
	4/12/2016				8,085	32,338	32,338		—
		195,000	390,000	780,000
Mark A. Burnett	2/19/2016							34,917	366,629
	2/19/2016				13,143	26,285	45,999		174,007
	4/12/2016				6,219	24,876	24,876		—
		150,000	300,000	600,000
Curtis D. McClellan	2/19/2016							27,933	293,297
	2/19/2016				10,514	21,028	36,799		139,205
	4/12/2016				5,286	21,144	21,144		—
		89,250	178,500	357,000
Ingrid J. Keiser	2/19/2016							18,622	195,531
	2/19/2016				7,010	14,019	24,533		92,806
	4/12/2016				3,731	14,925	14,925		—
		63,000	126,000	252,000
Charles H. Feddersen	2/19/2016							13,967	146,654
	2/19/2016				5,257	10,514	18,400		69,603
	4/12/2016				3,731	14,925	14,925		—
		54,000	108,000	216,000
____________________________________________________________________________

(1)
Amounts represent the threshold, target and maximum amounts payable in respect of the EBITDA Bonus portion of the annual bonuses payable to each of the NEOs pursuant to the 2016 short-term incentive program. As performance criteria were not met, no amounts were approved related to this plan. See “Compensation Discussion and Analysis—Short-Term Incentives—Annual Short-Term Incentive Program” for additional information about these bonuses.

(2)
Amounts represent the threshold, target and maximum amounts that correspond to the number of shares underlying the (i) TSR Based-PSUs that would be earned by each of the NEOs upon our achievement of the applicable total shareholder return performance measure at the specified threshold, target and maximum levels, respectively and (ii) the Adjusted EBITDA-Based PSUs that would be earned by each of the NEOs upon the achievement (by the 2017 Same Store Clubs), on a consolidated basis, of a specified level of Adjusted EBITDA for fiscal year 2018. Subject to achievement of the applicable performance measure, the TSR-Based PSUs are scheduled to fully vest on January 31, 2019 and the Adjusted EBITDA-Based PSUs are scheduled to fully vest on December 25, 2018, as long as the NEO is continuously employed by us through such vesting date. See “Compensation Discussion and Analysis—Performance Restricted Stock Units” for additional information about the PSUs.

(3)
The RSAs are scheduled to vest ratably in one-third increments on each of the first, second and third anniversaries of the date of grant, provided that the NEO is continuously employed by us through the applicable vesting date. See “Compensation Discussion and Analysis—Restricted Stock Awards” for additional information about the RSAs.

(4)
Represents the aggregate grant date fair value of RSAs and PSUs granted in 2016, as determined in compliance with ASC 718. For additional information about the assumptions we used in calculating these amounts, see Note 2 in our Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, Equity-Based Awards, found in our Annual Report on Form 10-K for the fiscal year ended December 27, 2016, which is incorporated herein by reference. The grant date fair value for the RSAs is determined by multiplying the number of shares granted by the closing stock price on the grant date of the underlying common stock.

The grant date fair value for the TSR Based-PSUs was estimated on the date of grant using a Monte Carlo simulation analysis which generates a distribution of possible future stock prices for Holdings and the peer group from the grant date to the end of the applicable performance period and that the units will vest and not be forfeited. For the period presented, it was determined that it was not probable the Adjusted EBITDA-Based PSUs would vest, thus their grant date fair value is zero; this evaluation is re-assessed up to the date of measurement of the performance criteria. Assuming achievement of the performance goals at the maximum level and the receipt of the maximum number of TSR-Based PSUs, the aggregate grant date fair value of the TSR-Based PSUs granted in 2016 would be as follows: Mr. Affeldt, $1,015,055; Mr. Burnett, $304,512; Mr. McClellan, $243,609; Ms. Keiser, $162,410; and Mr. Feddersen, $121,805. Assuming achievement of the performance goals at the maximum level and the receipt of the maximum number of one-time Adjusted EBITDA-Based PSUs, the aggregate grant date fair value of the Adjusted EBITDA-Based PSUs granted in 2016 would be as follows: Mr. Affeldt, $393,877; Mr. Burnett, $302,990; Mr. McClellan, $257,534; Ms. Keiser, $181,787; and Mr. Feddersen, $181,787.

Outstanding Equity Awards at 2016 Fiscal Year End
The following table provides information regarding outstanding equity awards held by our NEOs as of December 27, 2016:

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Eric L. Affeldt	146,468	(3)	$2,123,786	76,723	$1,112,476
Mark A. Burnett	50,912	(4)	$738,224	32,492	$471,134
Curtis D. McClellan	38,747	(5)	$561,832	24,705	$358,223
Ingrid J. Keiser	26,620	(6)	$385,990	17,306	$250,937
Charles H. Feddersen	19,010	(7)	$275,645	11,686	$169,447
______________________________

(1)
Reflects the fair market value of a share as of December 27, 2016, which was determined based on the last reported closing price of our common stock on such date ($14.50) multiplied by the number of shares subject to the RSA or the PSUs, as applicable.

(2)
TSR Based-PSUs were granted on February 7, 2014 which vest based upon our achievement of the applicable total shareholder return performance measure at the specified threshold, target and maximum levels, respectively, over a two-year performance period ending January 31, 2016 and a three-year performance period ending January 31, 2017. As described above under the heading “Compensation Discussion and Analysis-Performance Restricted Stock Units”, the first third of these TSR Based-PSUs was forfeited when the Committee determined on February 19, 2016 that the Company did not attain the threshold total shareholder return for the applicable performance period. Subject to achievement of the applicable performance measure, the remaining two-thirds of the TSR Based-PSUs were scheduled to vest on January 31, 2017, so long as the NEO is continuously employed by us through each such vesting date. The amounts shown in this column include the number of such TSR Based-PSUs that could have been earned by Mr. Affeldt (9,073), Mr. Burnett (4,537), Mr. McClellan (3,176), Ms. Keiser (2,269) and Mr. Feddersen (908), respectively, on January 31, 2017, assuming our achievement of the applicable total shareholder return performance measure at the threshold level for the performance period ending on that date. On February 9, 2017, the Compensation Committee determined that the Company did not attain the threshold total shareholder return target for such performance period, and therefore no such TSR Based-PSUs became vested. TSR Based-PSUs were granted on February 5, 2015 which vest based upon our achievement of the applicable total shareholder return performance measure at the specified threshold, target and maximum levels, respectively, over a three-year performance period ending January 31, 2018. Subject to achievement of the applicable performance measure, the TSR Based-PSUs are scheduled to fully vest on January 31, 2018 so long as the NEO is continuously employed by us through such vesting date. The amounts shown in this column include the number of such TSR Based-PSUs that could be earned by Mr. Affeldt (15,756), Mr. Burnett (8,594), Mr. McClellan (5,730), Ms. Keiser (4,297) and Mr. Feddersen (1,791), respectively, on January 31, 2018, assuming our achievement of the applicable total shareholder return performance measure at the threshold level for the performance period ending on that date. TSR Based-PSUs were granted on February 19, 2016 which vest based upon our achievement of the applicable total shareholder return performance measure at the specified threshold, target and maximum levels, respectively, over a three-year performance period ending January 31, 2019. Subject to achievement of the applicable performance measure, the TSR Based-PSUs are scheduled to fully vest on January 31, 2019 so long as the NEO is continuously employed by us through such vesting date. The amounts shown in this column include the number of such TSR Based-PSUs that could be earned by Mr. Affeldt (43,809), Mr. Burnett (13,143), Mr. McClellan (10,514), Ms. Keiser (7,010) and Mr. Feddersen (5,257) respectively, on January 31, 2019, assuming our achievement of the applicable total shareholder return performance measure at the threshold level for the performance period ending on that date. Adjusted EBITDA-Based PSUs were granted on April 12, 2016 which vest based upon the achievement by the 2017 Same Store Clubs, on a consolidated basis, of a specified level of Adjusted EBITDA for fiscal year 2018. Subject to achievement of the applicable performance measure, the Adjusted EBITDA-Based PSUs are scheduled to fully vest on December 25, 2018 so long as the NEO is continuously employed by us through such vesting date. The amounts shown in this column include the number of such Adjusted EBITDA-Based PSUs that could be earned by Mr. Affeldt (8,085), Mr. Burnett (6,218), Mr. McClellan (5,285), Ms. Keiser (3,730) and Mr. Feddersen (3,730) respectively, on December 25, 2018, assuming our achievement of the applicable total shareholder return performance measure at the threshold level for the performance period ending on that date. See “Compensation Discussion and Analysis—Performance Restricted Stock Units” for additional information about these Adjusted EBITDA-Based PSUs.

(3)
Represents the unvested portion in the aggregate of (i) 9,072 shares subject to RSAs that are scheduled to vest on the third anniversary of the date of grant of February 7, 2014, (ii) 21,008 shares subject to RSAs that are scheduled to vest on each of the second and third anniversaries of the date of grant of February 5, 2015 and (iii) 116,388 shares subject to RSAs that are scheduled to vest on each of the first, second and third anniversaries of the date of grant of February 19, 2016.

(4)
Represents the unvested portion in the aggregate of (i) 4,536 shares subject to RSAs that are scheduled to vest on the third anniversary of the date of grant of February 7, 2014, (ii) 11,459 shares subject to RSAs that are scheduled to vest on each of the second and third anniversaries of the date of grant of February 5, 2015 and (iii) 34,917 shares subject to RSAs that are scheduled to vest on each of the first, second and third anniversaries of the date of grant of February 19, 2016.

(5)
Represents the unvested portion in the aggregate of (i) 3,175 shares subject to RSAs that are scheduled to vest on the third anniversary of the date of grant of February 7, 2014, (ii) 7,639 shares subject to RSAs that are scheduled to vest on each of the second and third anniversaries of the date of grant of February 5, 2015 and (iii) 27,933 shares subject to RSAs that are scheduled to vest on each of the first, second and third anniversaries of the date of grant of February 19, 2016.

(6)
Represents the unvested portion in the aggregate of (i) 2,268 shares subject to RSAs that are scheduled to vest on the third anniversary of the date of grant of February 7, 2014, (ii) 5,730 shares subject to RSAs that are scheduled to vest on each of the second and third anniversaries of the date of grant of February 5, 2015 and (iii) 18,622 shares subject to RSAs that are scheduled to vest on each of the first, second and third anniversaries of the date of grant of February 19, 2016.

(7)
Represents the unvested portion in the aggregate of (i) 1,749 shares subject to RSAs that are scheduled to vest on the third anniversary of the date of grant of January 17, 2014, (ii) 907 shares subject to RSAs that are scheduled to vest on the third anniversary of the date of grant of February 7, 2014, (iii) 2,387 shares subject to RSAs that are scheduled to vest on each of the second and third anniversaries of the date of grant of February 5, 2015 and (iv) 13,967 shares subject to RSAs that are scheduled to vest on each of the first, second and third anniversaries of the date of grant of February 19, 2016.

Stock Vested in Fiscal Year 2016
The following table provides information regarding the amounts received by our NEOs upon the vesting of RSAs during fiscal year 2016 (no PSUs vested in 2016):

	Stock Awards
Name	Number of shares acquired on vesting (#)	Value realized ($)(1)
Eric L. Affeldt	19,577	207,908
Mark A. Burnett	10,266	109,021
Curtis D. McClellan	6,995	74,283
Ingrid J. Keiser	5,133	54,512
Charles H. Feddersen	3,850	45,693

______________________________

(1)
Reflects the fair market value of the shares received by the NEOs based on our respective closing stock prices on the dates of vesting, or on the trading day immediately preceding the date of vesting in instances where the date of vesting was not a trading day.

Executive Offer Letters
Eric L. Affeldt
We issued an employment offer letter to Mr. Affeldt, effective as of March 1, 2011, pursuant to which he continues to serve as our Chief Executive Officer, and as a member of our Board of Directors. As of December 27, 2016, Mr. Affeldt’s annual base salary was $650,000.
Prior to joining us as Chief Executive Officer, Mr. Affeldt was a principal at KSL. Previously, Mr. Affeldt was compensated solely by a KSL affiliate, which compensation package included a pro-rata share in the carried interest payable to certain KSL affiliates on account of profits earned by KSL’s affiliates’ investments in us, among other companies. Mr. Affeldt retained a portion of such total carried interest from such KSL’s affiliates’ investment, which interest remains subject to the same terms and conditions as if Mr. Affeldt had remained a principal in KSL, except that continued vesting of the carried interest is subject to Mr. Affeldt’s continued employment with us. As of December 27, 2016, 80% of that carried interest was vested.
Mark A. Burnett
We issued an employment offer letter to Mr. Burnett, effective as of December 1, 2006, pursuant to which he commenced serving as our Executive Vice President of Golf and Country Club Operations. In October 2013, Mr. Burnett was appointed as our Chief Operating Officer. In July 2016, Mr. Burnett was appointed as our President. As of December 27, 2016, Mr. Burnett’s annual base salary was $500,000.
Curtis D. McClellan
We issued an employment offer letter to Mr. McClellan, effective as of November 24, 2008, pursuant to which he commenced serving as our Chief Financial Officer and Treasurer. As of December 27, 2016, Mr. McClellan’s annual base salary was $425,000.
Ingrid J. Keiser
We issued an employment offer letter to Ms. Keiser, effective as of July 9, 2007, pursuant to which she commenced serving as our Chief Legal Officer. In July 2008, Ms. Keiser was appointed as our General Counsel, Secretary and Executive Vice President of People Strategy. As of December 27, 2016, Ms. Keiser’s annual base salary was $350,000.
Charles H. Feddersen
We issued an employment offer letter to Mr. Feddersen, effective as of October 21, 2015, pursuant to which he commenced serving as our Executive Vice President of Golf & Country Clubs in November 2015. Previously, he served as our Senior Vice President, Business, Sports & Alumni Clubs from January 2014 to November 2015. As of December 27, 2016, Mr. Feddersen’s annual base salary was $300,000.

Confidentiality and Non-Solicitation Agreements

Each of our NEOs has executed our standard Confidentiality and Non-Solicitation Agreement, pursuant to which each NEO has agreed, among other things, to refrain, for a period of one year after termination of his or her employment, from recruiting or soliciting for hire any employee employed by us during the sixty-day period preceding his or her termination of employment.

ClubCorp Holdings, Inc. Stock Plan
We adopted the Stock Plan on March 15, 2012 and amended and restated the Stock Plan on August 2, 2013 and August 14, 2013. The Stock Plan provides for an aggregate amount of no more than 4,000,000 shares of common stock to be available for awards. No more than 4,000,000 shares of common stock may be issued upon the exercise of incentive stock options. No single participant may be granted awards of options and stock appreciation rights with respect to more than 1,000,000 shares of common stock in any one year. No more than 1,000,000 shares of common stock may be granted under the Stock Plan to any participant during any single year with respect to performance compensation awards in any one performance period. The maximum amount payable pursuant to a cash bonus for an individual employee or officer under the Stock Plan for any single year during a performance period is $5.0 million. As of March 21, 2017, 2,113,699 shares of our common stock were subject to outstanding awards under the Stock Plan. If any award is forfeited or if any option terminates, expires or lapses without being exercised, the common stock subject to such award will again be made available for future grant. Shares that are used to pay the exercise price of an option or that are withheld to satisfy a participant’s tax withholding obligation will not be available for re-grant under the Stock Plan. If there is any change in our corporate capitalization, the Compensation Committee will make or recommend to our Board of Directors for approval substitutions or adjustments to the number of shares reserved for issuance under the Stock Plan, the number of shares covered by awards then outstanding under the Stock Plan, the limitations on awards under the Stock Plan, the exercise price of outstanding options and such other equitable substitution or adjustments as it may determine appropriate in its sole discretion.
The Stock Plan provides for the grant of stock options, RSAs, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted restricted stock awards, restricted stock units and PSUs under the Stock Plan. The Compensation Committee administers the Stock Plan and selects eligible executives, directors, and employees of, and consultants to, us and our subsidiaries, to receive awards under the Stock Plan. The Compensation Committee has the authority to determine the terms and conditions of any agreements evidencing any awards granted under the Stock Plan and to adopt, alter and repeal rules, guidelines and practices relating to the Stock Plan, and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.
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

Director Compensation
During the fiscal year ended December 27, 2016, only our non-employee directors received compensation for their service as directors. Mr. Affeldt received no compensation for his service on our Board of Directors and only received compensation for his service as an employee, as shown in the Summary Compensation Table, as described above in “Executive Compensation—Summary Compensation Table”.
Our non-employee director compensation program consists of:

•
an annual retainer equal to $150,000, with an initial split of $80,000 in cash and $70,000 in restricted stock, with the cash portion to be paid quarterly in equal installments and the restricted stock to be granted annually with a one-year vesting provision. The number of shares of restricted stock to be granted will be determined by dividing $70,000 by the adjusted closing price of our common stock.

•	an annual cash retainer of $40,000 for the Chairperson, payable in quarterly installments;

•	an annual cash retainer of $20,000 for the Chairperson of the Audit Committee, payable in quarterly installments; and

•	reimbursement for all out-of-pocket expenses incurred in performance of their duties as directors.

As is the case for our executive officers, our directors are entitled to complimentary use of our facilities and to discounts on products and services sold or provided at our facilities, and they may elect to activate a membership without payment of an initiation fee or monthly dues at a company-owned club of their choosing. Because such privileges are not substantially different than those extended to our employees and do not cause us to incur any additional expense, we do not consider either club membership or club use privileges to be a company-provided perquisite.
The following table sets forth total compensation awarded to or earned by each of our non-employee directors during the fiscal year ended December 27, 2016:

Name	Fees Earned Or Paid In Cash(1)	Stock Awards(2)	Total
John A. Beckert	$120,000	$68,947	$188,947
Douglas H. Brooks	$90,000	$68,947	$158,947
Louis J. Grabowsky	$95,833	$68,947	$164,780
Janet E. Grove	$80,000	$68,947	$148,947
Arthur J. Lamb III	$26,667	$68,947	$95,614
Margaret M. Spellings	$80,000	$68,947	$148,947
William E. Sullivan	$94,167	$68,947	$163,114
______________________________

(1)
In 2016, we paid our non-employee directors an annual cash retainer of $80,000, plus additional retainers in the amounts of $40,000 and $20,000 to the Chairperson and the Chairperson of the Audit Committee, respectively. Mr. Lamb was paid a pro rata portion of the annual cash retainer for his board service beginning on June 10, 2016. Additionally, Mr. Brooks and Mr. Grabowsky each received $10,000 for their service on the Strategic Review Committee.

(2)
On June 10, 2016, our non-employee directors each received 5,320 shares of restricted stock with a grant date fair value of $68,947, as determined in compliance with ASC 718. The grant date fair value for the restricted stock is determined by multiplying the number of shares of restricted stock granted by the closing stock price on the grant date of the underlying common stock ($12.96 on June 10, 2016). The number of shares of restricted stock granted was determined by dividing $70,000 by the adjusted closing price of our common stock on the day prior to the grant. As of December 27, 2016, each of our non-employee directors held 5,320 outstanding shares of restricted stock.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of the Original Filing for information about the Company’s common stock authorized for issuance under the Company's equity compensation plan.
BENEFICIAL OWNERSHIP OF VOTING SECURITIES
Principal Stockholders
The following table and accompanying footnotes set forth information with respect to the beneficial ownership of our common stock, as of April 20, 2017, for:

•	each person known by us to own beneficially more than 5% of our outstanding shares of common stock;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

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

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	%**
5% Stockholders
The Vanguard Group (1)	4,826,607	7.3%
Wellington Management Group LLP (2)	4,042,315	6.1%
BlackRock, Inc. (3)	3,871,722	5.9%
Directors and Named Executive Officers
John A. Beckert	105,942	*
Douglas H. Brooks	29,772	*
Louis J. Grabowsky	10,348	*
Janet E. Grove	28,135	*
Arthur J. Lamb III	5,320	*
Margaret M. Spellings	21,972	*
William E. Sullivan	10,719	*
Eric L. Affeldt (4)	813,100	1.2%
Mark A. Burnett (4)	414,141	*
Curtis D. McClellan (4)	143,095	*
Ingrid J. Keiser (4)	169,092	*
Charles H. Feddersen (4)	42,416	*
All directors and executive officers as a group (15 individuals)	1,914,193	2.9%
______________________________

*	Less than 1%.
**	Based on 65,731,717 shares outstanding as of April 20, 2017.
(1)	This information is based solely on a Schedule 13G/A filed with the SEC on February 10, 2017 by The Vanguard Group. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(2)
This information is based solely on a Schedule 13G filed with the SEC on February 9, 2017 by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, Wellington Management Company LLP. The address for the holders is 280 Congress Street, Boston, MA 02210.

(3)	This information is based solely on a Schedule 13G filed with the SEC by BlackRock, Inc. on January 28, 2017. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(4)	Includes 162,501, 58,769, 40,298, 27,185 and 20,921 shares of unvested restricted stock with respect to Mr. Affeldt, Mr. Burnett, Mr. McClellan, Ms. Keiser and Mr. Feddersen, respectively.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approval of Related Party Transactions

Our Board of Directors has adopted a Related Person Transaction Policy to establish procedures pursuant to which such transactions are reviewed, approved or ratified. The policy applies to any transaction in which the Company is a participant, any “related person” (as defined in Item 404(a) of Regulation S-K) has a direct or indirect material interest and the amount involved exceeds $120,000, but excludes any transaction that does not require disclosure under Item 404(a) of Regulation S-K. The Audit Committee is responsible for reviewing, approving and ratifying any related person transaction.

Related Party Transactions

We have not entered into any related party transactions since January 1, 2016.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and officers. The indemnification agreements, together with our amended and restated articles of incorporation and amended and restated bylaws, require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Director Independence

Pursuant to the corporate governance listing standards of the NYSE, a director employed by us cannot be deemed to be an “independent director”, and each other director will qualify as “independent” only if our Board of Directors affirmatively determines that he or she has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Our Corporate Governance Guidelines require that a majority of the Board of Directors must meet the independence standards established by the NYSE.

Our Board of Directors has affirmatively determined that each of Mr. Beckert, Mr. Brooks, Mr. Grabowsky, Ms. Grove, Mr. Lamb, Ms. Spellings and Mr. Sullivan is an “independent” member of our Board of Directors in accordance with NYSE rules. In making that determination, the Board of Directors applied the independence standards established by the NYSE and, if applicable, the categorical standards included in our Corporate Governance Guidelines, which are based on the independence standards established by the NYSE. In addition, the Board of Directors considered any other relevant facts and circumstances it deemed advisable, including reviewing any possible conflicts of interest and related-party transactions. Our Corporate Governance Guidelines may be found on the Corporate Governance page of our Investor Relations website at ir.clubcorp.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees

The aggregate fees, including expenses, of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates for the fiscal years ended December 27, 2016 and December 29, 2015, are as follows:

	2016	2015
	(in thousands)
Audit Fees	$2,769	$3,769
Audit-Related Fees(1)	$—	$922
Tax Fees(2)	$374	$435
______________________________

(1)	Audit-Related Fees in fiscal year 2015 consisted of fees related to the amendment of our credit facility, secondary offerings of our common stock and diligence costs associated with acquisitions.

(2)	Tax Fees consist principally of tax compliance and tax planning fees.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent registered public accounting firm before the firm is engaged to render these services. The Audit Committee may consult with management in making its decision, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the persons designated present the pre-approvals to the full committee at the next committee meeting. However, pre-approval is not required for non-audit services (other than prohibited non-audit services) if the aggregate amount of all such services constitutes no more than five percent of the total amount of fees paid by the Company to its independent registered public accounting firm during the year in which the services are provided, the services were not recognized by the Company to be non-audit services, and such services are promptly brought to the attention of the Committee and properly approved prior to the completion of the audit. For fiscal year 2016, no non-audit services were provided without pre-approval.
In 2013, the Audit Committee adopted a Pre-Approval of Independent Auditor Services Policy (the “Pre-Approval Policy”). The Pre-Approval Policy authorizes the chairperson of the Audit Committee to pre-approve the retention of the independent registered public accounting firm for audit-related and permitted non-audit services not contemplated by the engagement letter for the annual audit, provided that the chairperson advises the Audit Committee of the pre-approval of the services at the next meeting of the Audit Committee following the approval.

The Audit Committee will periodically assess the suitability of our independent registered public accounting firm, taking into account all relevant fees and circumstances, including the possible consideration of the qualifications of other accounting firms.

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
Change in Control Severance Agreement, dated as of January 24, 2017, between Ingrid J. Keiser and ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.41 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

10.42	†
Form of Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on February 10, 2017)

10.43	†	2017 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.43 on Form 10-K/A filed by ClubCorp Holdings, Inc. on March 27, 2017)
11		Statement of Computation of Per Share Earnings (Included in Part II, Item 8: “Financial Statements” of the annual report on Form 10-K filed on February 27, 2017)
21		Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

23.1	Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 23.1 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)
23.2	Consent of KPMG LLP relating to the financial statements of Avendra, LLC (Incorporated by reference to Exhibit 23.2 on Form 10-K/A filed by ClubCorp Holdings, Inc. on March 27, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
99.1	Reconciliation of EBITDA and Adjusted EBITDA to Net Income (Loss)
99.2
Financial statements of Avendra, LLC for the fiscal year ended December 31, 2016 and December 31, 2015 (Incorporated by reference to Exhibit 99.1 on Form 10-K/A filed by ClubCorp Holdings, Inc. on March 27, 2017)

99.3
Financial statements of Avendra, LLC for the fiscal years ended December 31, 2014 and December 31, 2013 (Incorporated by reference to Exhibit 99.2 on Form 10-K/A filed by ClubCorp Holdings, Inc. on March 27, 2017)

101
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

Date:	April 26, 2017	/s/ Eric L. Affeldt
Eric L. Affeldt
Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 26, 2017	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	April 26, 2017	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)

Date:	April 26, 2017	/s/ John A. Beckert
John A. Beckert, Director

Date:	April 26, 2017	/s/ Douglas H. Brooks
Douglas H. Brooks, Director

Date:	April 26, 2017	/s/ Louis J. Grabowsky
Louis J. Grabowsky, Director

Date:	April 26, 2017	/s/ Janet E. Grove
Janet E. Grove, Director

Date:	April 26, 2017	/s/ Margaret M. Spellings
Margaret M. Spellings, Director

Date:	April 26, 2017	/s/ William E. Sullivan
William E. Sullivan, Director

Date:	April 26, 2017	/s/ Arthur J. Lamb, III
Arthur J. Lamb, III, Director