Form 10-Q
period 2017-03-21
ClubCorp Holdings, Inc.
filed 2017-04-26
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 21, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Twelve Weeks Ended March 21, 2017 and March 22, 2016

(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 21, 2017	March 22, 2016
REVENUES:
Club operations	$166,161	$160,689
Food and beverage	54,061	52,856
Other revenues	1,056	1,328
Total revenues	221,278	214,873

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	146,297	142,354
Cost of food and beverage sales exclusive of depreciation	19,661	18,840
Depreciation and amortization	24,996	24,214
Provision for doubtful accounts	909	380
Loss on disposals of assets	2,934	2,917
Equity in (earnings) loss from unconsolidated ventures	(2,181)	15
Selling, general and administrative	21,296	19,709
OPERATING INCOME	7,366	6,444

Interest and investment income	165	126
Interest expense	(19,550)	(20,420)
LOSS BEFORE INCOME TAXES	(12,019)	(13,850)
INCOME TAX BENEFIT	4,513	5,537
NET LOSS	(7,506)	(8,313)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(17)	(101)
NET LOSS ATTRIBUTABLE TO CLUBCORP	$(7,523)	$(8,414)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,442	64,474
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,442	64,474

LOSS PER COMMON SHARE:
Net loss attributable to ClubCorp, Basic	$(0.12)	$(0.13)
Net loss attributable to ClubCorp, Diluted	$(0.12)	$(0.13)

Cash dividends declared per common share	$0.13	$0.13

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

For the Twelve Weeks Ended March 21, 2017 and March 22, 2016

(In thousands of dollars)

	Twelve Weeks Ended
	March 21, 2017	March 22, 2016
NET LOSS	$(7,506)	$(8,313)
Foreign currency translation	894	(81)
OTHER COMPREHENSIVE INCOME (LOSS)	894	(81)
COMPREHENSIVE LOSS	(6,612)	(8,394)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(17)	(101)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CLUBCORP	$(6,629)	$(8,495)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of March 21, 2017 and December 27, 2016

(In thousands of dollars, except share and per share amounts)

	March 21, 2017	December 27, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,888	$84,601
Receivables, net of allowances of $5,004 and $5,111 at March 21, 2017 and December 27, 2016, respectively	84,931	79,115
Inventories	25,437	22,743
Prepaids and other assets	23,614	16,116
Total current assets	187,870	202,575
Investments	3,750	1,569
Property and equipment, net (includes $9,427 and $9,489 related to VIEs at March 21, 2017 and December 27, 2016, respectively)	1,564,379	1,553,382
Notes receivable, net of allowances of $553 and $618 at March 21, 2017 and December 27, 2016, respectively	8,258	8,161
Goodwill	312,811	312,811
Intangibles, net	29,187	29,348
Other assets	16,591	16,615
Long-term deferred tax asset	4,253	4,253
TOTAL ASSETS	$2,127,099	$2,128,714

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$19,811	$19,422
Membership initiation deposits - current portion	173,597	170,355
Accounts payable	27,811	39,260
Accrued expenses	47,667	42,539
Accrued taxes	13,769	19,256
Other liabilities	93,925	71,092
Total current liabilities	376,580	361,924
Long-term debt (includes $12,921 and $13,035 related to VIEs at March 21, 2017 and December 27, 2016, respectively)	1,067,612	1,067,071
Membership initiation deposits	205,848	205,076
Deferred tax liability, net	205,088	209,347
Other liabilities (includes $24,593 and $24,351 related to VIEs at March 21, 2017 and December 27, 2016, respectively)	134,022	132,909
Total liabilities	1,989,150	1,976,327
Commitments and contingencies (See Note 15)

EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 65,752,114 and 65,498,897 issued and outstanding at March 21, 2017 and December 27, 2016, respectively	658	655
Additional paid-in capital	228,042	235,871
Accumulated other comprehensive loss	(8,744)	(9,638)
Accumulated deficit	(89,783)	(82,260)
Treasury stock, at cost (192,989 shares at March 21, 2017 and December 27, 2016)	(2,258)	(2,258)
Total stockholders’ equity	127,915	142,370
Noncontrolling interests in consolidated subsidiaries and variable interest entities	10,034	10,017
Total equity	137,949	152,387
TOTAL LIABILITIES AND EQUITY	$2,127,099	$2,128,714

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twelve Weeks Ended March 21, 2017 and March 22, 2016

(In thousands of dollars)

	Twelve Weeks Ended
	March 21, 2017	March 22, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,506)	$(8,313)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	24,834	23,674
Amortization	161	540
Bad debt expense	909	421
Equity in (earnings) loss from unconsolidated ventures	(2,181)	15
Loss on disposals of assets	2,934	2,917
Debt issuance costs and term loan discount	907	1,843
Accretion of discount on member deposits	4,566	4,512
Equity-based compensation	1,939	1,170
Net change in deferred tax assets and liabilities	(4,259)	(4,844)
Net change in prepaid expenses and other assets	(10,095)	(3,898)
Net change in receivables and membership notes	(5,886)	(6,443)
Net change in accounts payable and accrued liabilities	(5,957)	(4,420)
Net change in other current liabilities	16,871	15,512
Net change in other long-term liabilities	470	(375)
Net cash provided by operating activities	17,707	22,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,432)	(20,309)
Acquisition of clubs	(9,299)	(6,600)
Proceeds from dispositions	3	8
Proceeds from insurance	60	—
Net change in restricted cash and capital reserve funds	79	88
Net cash used in investing activities	(32,589)	(26,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(5,104)	(4,709)
Debt issuance and modification costs	(25)	(920)
Dividends to owners	(8,568)	(8,466)
Share repurchases for tax withholdings related to certain equity-based awards	(1,257)	(226)
Proceeds from new membership initiation deposits	31	52
Repayments of membership initiation deposits	(447)	(384)
Net cash used in financing activities	(15,370)	(14,653)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(461)	81
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,713)	(19,074)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	84,601	116,347
CASH AND CASH EQUIVALENTS - END OF PERIOD	$53,888	$97,273
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,763	$2,359
Cash paid for income taxes	$1,026	$407

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twelve Weeks Ended March 21, 2017 and March 22, 2016

(In thousands of dollars, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Subsidiaries	Total
	Shares	Amount				Shares	Amount
BALANCE - December 29, 2015	64,740,736	$647	$263,921	$(7,249)	$(88,955)	—	$—	$10,418	$178,782
Cumulative effect adjustment from adoption of accounting guidance	—	—	(803)	—	3,118	—	—	—	2,315
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	801,186	8	(234)	—	—	—	—	—	(226)
Dividends to owners declared	—	—	(8,520)	—	—	—	—	—	(8,520)
Equity-based compensation expense	—	—	1,170	—	—	—	—	—	1,170
Net (loss) income	—	—	—	—	(8,414)	—	—	101	(8,313)
Other comprehensive loss	—	—	—	(81)	—	—	—	—	(81)
BALANCE - March 22, 2016	65,541,922	$655	$255,534	$(7,330)	$(94,251)	—	$—	$10,519	$165,127

BALANCE - December 27, 2016	65,498,897	$655	$235,871	$(9,638)	$(82,260)	(192,989)	$(2,258)	$10,017	$152,387
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	253,217	3	(1,260)	—	—	—	—	—	(1,257)
Dividends to owners declared	—	—	(8,508)	—	—	—	—	—	(8,508)
Equity-based compensation expense	—	—	1,939	—	—	—	—	—	1,939
Net (loss) income	—	—	—	—	(7,523)	—	—	17	(7,506)
Other comprehensive income	—	—	—	894	—	—	—	—	894
BALANCE - March 21, 2017	65,752,114	$658	$228,042	$(8,744)	$(89,783)	(192,989)	$(2,258)	$10,034	$137,949

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

As of March 21, 2017, we own, lease or operate through joint ventures 153 golf and country clubs and manage nine golf and country clubs. Likewise, we lease or operate through a joint venture 42 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our facilities are located in 27 states, the District of Columbia and two foreign countries.

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
The accompanying consolidated condensed financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP have been omitted from the accompanying financial statements. We believe the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2016.

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

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated condensed financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During the twelve weeks ended March 21, 2017 and March 22, 2016, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated condensed statements of operations were $3.3 million and $3.3 million for the twelve weeks ended March 21, 2017 and March 22, 2016, respectively.

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

Although we are continuing to evaluate, upon initial qualitative evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenues between various components of the contract which may constitute a performance obligation. These components include initiation payments to join one of our clubs and dues which provide for continued access to our clubs as well as charges for food and beverage, merchandise sales and other club services. We may discount any of these components as a promotion for new members. The revenues for these components may be recognized over varying time periods. Membership initiation payments recognized within club operations revenue on the consolidated statements of operations were $3.3 million for the twelve weeks ended March 21, 2017, or approximately 1% of our consolidated total revenue on the consolidated statements of operations. We are still in the process of evaluating the quantitative impact of these changes; however, we cannot currently estimate the impact of change upon adoption, as the amount is dependent on the structure of our membership pricing structure and our employee incentive plans, which we frequently evaluate and adjust to respond to current market conditions. We also believe the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected membership life will result in the recognition of a deferred charge on our balance sheets, but cannot currently estimate the impact for the same reasons described above.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-1 (“ASU 2017-1”), Business Combinations (Topic 805): Clarifying the Definition of a Business. Under ASC Topic 805, there are three elements of a business: inputs, processes, and outputs, which must be evaluated to determine if an asset or group of assets is a business. ASU 2017-1 provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-1 will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are still in the process of evaluating the quantitative impact of ASU 2017-1.

In January 2017, the FASB issued Accounting Standards Update No. 2017-4 (“ASU 2017-4”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-4 eliminates Step 2 from the goodwill impairment test. Step 2 required an entity to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in a business combination. Instead, an entity should perform its goodwill impairment test and recognize an impairment charge by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-4 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Our goodwill impairment tests have not proceeded to Step 2 in any fiscal year presented and the estimated fair values of our golf and country clubs and business, sports and alumni clubs reporting units both exceeded their carrying values by a significant amount as of the date the analysis was last performed during fiscal year 2016.

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.6 million collateralized by assets of the entity totaling $3.9 million as of March 21, 2017. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of March 21, 2017 total $5.2 million compared to recorded assets of $6.7 million. The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $11.4 million and $11.4 million at March 21, 2017 and December 27, 2016, respectively.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of March 21, 2017 and December 27, 2016, net of intercompany amounts:

	March 21, 2017	December 27, 2016
Current assets	$1,149	$1,041
Fixed assets, net	9,427	9,489
Other assets	848	846
Total assets	$11,424	$11,376

Current liabilities	$1,318	$1,125
Long-term debt	12,921	13,035
Other long-term liabilities	25,160	24,906
Noncontrolling interest	5,319	5,401
Company capital	(33,294)	(33,091)
Total liabilities and equity	$11,424	$11,376

4. INVESTMENTS

We have an equity method investment in one active golf and country club joint venture with a carrying value of $0.4 million and $0.4 million at March 21, 2017 and December 27, 2016, respectively. Our share of earnings in the equity investment is included in equity in (earnings) loss from unconsolidated ventures in the consolidated condensed statements of operations.

We also have an equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $3.4 million and $1.1 million at March 21, 2017 and December 27, 2016, respectively. Our share of earnings in the equity investment is included in equity in (earnings) loss from unconsolidated ventures in the consolidated condensed statements of operations. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of our consolidated condensed statements of cash flows.

We also have contractual agreements with the Avendra, LLC joint venture to provide procurement services for our clubs. We received no net volume rebates and allowances during the twelve weeks ended March 21, 2017 and March 22, 2016.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations and loan origination fees, as follows, as of March 21, 2017 and December 27, 2016:

	March 21, 2017		December 27, 2016
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$996,363	$1,036,070	$996,199	$1,026,323
Level 3	51,784	42,898	50,274	41,467
Total	$1,048,147	$1,078,968	$1,046,473	$1,067,790
______________________

(1)
The recorded value for Level 2 debt obligations is presented net of the $4.6 million and $4.8 million discount as of March 21, 2017 and December 27, 2016, respectively, on the Secured Credit Facilities, as defined in Note 9.

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

The carrying value of financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of March 21, 2017 and December 27, 2016.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Our assets and liabilities measured at fair value on a non-recurring basis include equity method investments, property and equipment, mineral rights, goodwill, trade names, liquor licenses, management contracts and other assets and liabilities recorded during business combinations. During the twelve weeks ended March 21, 2017 and March 22, 2016, there were no impairments recorded. Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The key assumptions used in determining these values are considered Level 3 measurements. See Note 11.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at March 21, 2017 and December 27, 2016:

	March 21, 2017	December 27, 2016
Land and non-depreciable land improvements	$603,674	$600,402
Depreciable land improvements	501,132	495,520
Buildings and recreational facilities	541,539	534,944
Machinery and equipment	306,647	299,900
Leasehold improvements	112,281	111,755
Furniture and fixtures	106,103	105,195
Construction in progress	24,966	18,434
	2,196,342	2,166,150
Accumulated depreciation	(631,963)	(612,768)
Total	$1,564,379	$1,553,382

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at March 21, 2017 and December 27, 2016:

		March 21, 2017			December 27, 2016
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,152		2,152	2,152		2,152
Intangible assets with finite lives:
Member Relationships	2-5 years	2,166	$(1,893)	273	2,866	$(2,553)	313
Management Contracts	5-10 years	3,580	(1,608)	1,972	3,580	(1,487)	2,093
Total		$32,688	$(3,501)	$29,187	$33,388	$(4,040)	$29,348

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible asset amortization expense was $0.2 million and $0.5 million for the twelve weeks ended March 21, 2017 and March 22, 2016, respectively. There were no impairments recorded during the twelve weeks ended March 21, 2017 and March 22, 2016. We retired fully amortized member relationship intangible assets and the related accumulated amortization of $0.7 million during the twelve weeks ended March 21, 2017. There were no retirements during the twelve weeks ended March 22, 2016.

Goodwill—The following table shows goodwill activity by reporting unit. No impairments have been recorded for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 27, 2016	$167,460	$145,351	$312,811
March 21, 2017	$167,460	$145,351	$312,811

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at March 21, 2017 and December 27, 2016:

	March 21, 2017	December 27, 2016
Accrued compensation	$21,775	$25,367
Accrued interest	14,052	7,978
Other accrued expenses	11,840	9,194
Total accrued expenses	$47,667	$42,539

Taxes payable other than federal income taxes (1)	$13,769	$19,256
Total accrued taxes	$13,769	$19,256

Advance event and other deposits	$33,656	$20,051
Unearned dues	26,298	16,795
Deferred membership revenues	11,788	12,083
Insurance reserves	9,985	9,704
Dividends to owners declared, but unpaid	8,522	8,582
Other current liabilities	3,676	3,877
Total other current liabilities	$93,925	$71,092
______________________

(1)	We had no federal income taxes payable as of March 21, 2017 and December 27, 2016.

Other long-term liabilities consist of the following at March 21, 2017 and December 27, 2016:

	March 21, 2017	December 27, 2016
Uncertain tax positions	$7,840	$7,049
Deferred membership revenues	45,505	46,089
Casualty insurance loss reserves - long-term portion	21,058	19,851
Above market lease intangibles	230	251
Deferred rent	31,835	32,316
Accrued interest on notes payable related to Non-Core Development Entities	24,544	24,298
Other	3,010	3,055
Total other long-term liabilities	$134,022	$132,909

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015 and 2016. As of March 21, 2017, the Secured Credit Facilities are comprised of (i) a $651.0 million term loan facility, and (ii) a revolving credit facility with capacity of $175.0 million with $145.0 million available for borrowing, after deducting $30.0 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.50:1.00.

As of March 21, 2017, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is December 15, 2022.

As of March 21, 2017, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to limitations on the Senior Secured Leverage Ratio and a total leverage ratio (the “Total Leverage Ratio”). The Senior Secured Leverage Ratio is defined as the ratio of Operations’ Consolidated Senior Secured Debt (exclusive of the 2015 Senior Notes (as defined below)) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in Note 12) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations’ Consolidated Total Debt (including the 2015 Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain a Senior Secured Leverage Ratio no greater than 4.50:1.00 and a Total Leverage Ratio of no greater than 5.75:1.00 as of the end of each fiscal quarter. As of March 21, 2017, Operations’ Senior Secured Leverage Ratio was 2.88:1.00 and the Total Leverage ratio was 4.27:1.00.

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

Notes payable related to certain Non-Core Development Entities

In 1994 and 1995, we issued notes payable to finance a VIE related to our Non-Core Development Entities. The notes and accrued interest are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities. As of March 21, 2017, the notes have a principal amount of $11.8 million.

Wells Fargo Mortgage Loan

On August 9, 2016, we entered into a secured mortgage loan which was guaranteed by ClubCorp USA, Inc., a wholly owned subsidiary of Operations, (the “Wells Fargo Mortgage Loan”) for $37.0 million with a maturity date of May 31, 2019. As of March 21, 2017, the note has a principal amount of $36.6 million and accrues interest at a variable rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%. The proceeds of the Wells Fargo Mortgage Loan were primarily used to repay outstanding balances on previously existing mortgage loan agreements. There is an option to extend the maturity through August 9, 2020 and a second option to extend the maturity through August 9, 2021 upon satisfaction of certain conditions in the loan agreement.

Long-term borrowings and lease commitments as of March 21, 2017 and December 27, 2016, are summarized below:

	March 21, 2017		December 27, 2016
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Secured Credit Facilities
Term Loan, gross of discount	651,000	4.00%	651,000	4.00%	Greater of (i) 4.0% or (ii) an elected LIBOR + 3.0%	2022
Revolving Credit Borrowings - ($175,000 capacity) (1)	—	3.98%	—	3.77%	LIBOR plus a margin of 3.0%	2021
2015 Senior Notes	350,000	8.25%	350,000	8.25%	Fixed	2023
Wells Fargo Mortgage Loan	36,622	3.68%	36,811	3.67%	2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%	2019
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Other indebtedness	3,326	3.71% - 6.00%	1,626	4.75% - 6.00%	Fixed	Various
	1,052,785		1,051,274
Capital leases	50,887		52,207
Total obligation	1,103,672		1,103,481
Less net loan origination fees included in long-term debt	(11,611)		(12,187)
Less current portion	(19,811)		(19,422)
Less discount on the Secured Credit Facilities’ Term Loan	(4,638)		(4,801)
Long-term debt	$1,067,612		$1,067,071
______________________

(1)
As of March 21, 2017, the revolving credit facility had capacity of $175.0 million, which was reduced by the $30.0 million of standby letters of credit outstanding, leaving $145.0 million available for borrowing.

(2)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2016 and thereafter is as follows. This table reflects the contractual maturity dates as of March 21, 2017.

Year	Debt	Capital Leases	Total
Remainder of 2017	$803	$14,387	$15,190
2018	1,086	16,241	17,327
2019	35,565	11,438	47,003
2020	197	6,333	6,530
2021	136	2,484	2,620
Thereafter	1,014,998	4	1,015,002
Total	$1,052,785	$50,887	$1,103,672

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

Our annual effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes. Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve weeks ended March 21, 2017 was 37.5%, compared to 40.0% for the twelve weeks ended March 22, 2016. For the twelve weeks ended March 21, 2017 and March 22, 2016, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

We are currently under audit by state income tax authorities. We have received multiple assessments related to such audits and have an immaterial amount recorded within our state income tax payable as of March 21, 2017.

As of March 21, 2017, tax years 2011 - 2016 remain open under statute for U.S. federal and most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general, tax years 2008 through 2016 remain open under statute; although certain prior years are also open as a result of the tax proceedings described below.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. In 2013, we received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. In March 2017, we received notice of a favorable ruling from the Mexican court presiding over one of the matters such that one of these two assessments was dismissed and is non-appealable by the Mexican taxing authorities. There is no impact to the financial statements from the dismissal as no liability had previously been recorded. We have not recorded a liability related to the remaining 2008 open uncertain tax position as we believe it is more likely than not that we will prevail based on the merits of our position. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.3 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

As of March 21, 2017 and December 27, 2016, we have recorded a total of $7.8 million and $7.0 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $3.3 million and $2.9 million, respectively, which are included in other liabilities in the consolidated condensed balance sheets. If we were to prevail on all uncertain tax positions recorded as of March 21, 2017, the net effect would be an income tax benefit of approximately $4.5 million, exclusive of any benefits related to interest and penalties.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of March 21, 2017.

11. NEW AND ACQUIRED CLUBS AND CLUB DIVESTITURES

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated condensed statements of operations since their date of acquisition.

Norbeck Country Club—On March 14, 2017, we purchased Norbeck Country Club, a private golf club in Rockville, Maryland, for net cash consideration of $6.8 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

March 14, 2017
Land, depreciable land improvements and property and equipment	$7,177
Inventory and prepaid assets	63
Other current liabilities	(174)
Long-term debt (obligation related to capital leases)	(283)
Total	$6,783

North Hills Country Club—On February 21, 2017, we purchased North Hills Country Club, a private golf club in Glenside, Pennsylvania, for net cash consideration of $2.5 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

February 21, 2017
Land, depreciable land improvements and property and equipment	$2,737
Inventory and prepaid assets	140
Other current liabilities	(61)
Long-term debt (obligation related to capital leases)	(301)
Total	$2,515

Eagle’s Nest Country Club—On February 7, 2017, we purchased Eagle’s Nest Country Club, a private golf club in Phoenix, Maryland, for a contractual purchase price of $2.5 million, which was satisfied by our assumption of an interest-free loan of $2.5 million with Eagle’s Nest Funding, LLC with a maturity of October 6, 2031. As of the date of acquisition, the note had a fair value of $1.8 million and an effective interest rate of 3.71%. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

February 7, 2017
Land, depreciable land improvements and property and equipment	$2,066
Inventory and prepaid assets	83
Other current liabilities	(76)
Long-term debt (includes interest free loan and obligation related to capital leases)	(2,072)
Total	$1

Heritage Golf Club—On August 30, 2016, we purchased Heritage Golf Club, a private golf club in Hilliard, Ohio, for a purchase price and net cash consideration of $3.2 million. We recorded the following major categories of assets and liabilities:

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

During the twelve weeks ended March 21, 2017, we ceased operating two clubs: The Club at Key Center, a leased business club in Cleveland, Ohio, and Piedmont Club, a leased business and sports club in Winston-Salem, North Carolina. No material gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

During the fiscal year ended December 27, 2016, the management agreements with Jefferson Lakeside Country Club, a private country club located in Richmond, Virginia and with Mill Creek Country Club, a private country club located in Mill Creek, Washington were terminated. We closed Greenspoint Club, an owned business and sports club located in Houston, Texas and University Club, a leased business and sports club located in Jacksonville, Florida. Additionally, the lease of Airways Golf Club, a leased public golf course in Fresno, California, was terminated. No material gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, income or loss from divested clubs, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and a deferred revenue adjustment. The deferred revenue adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain certain covenants which are based upon specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. Adjusted EBITDA as reported is identical to the computation of Consolidated EBITDA as defined in the credit agreement governing our Secured Credit Facilities, except that for purposes of certain covenants in the credit agreement, a pro forma adjustment is made to Consolidated EBITDA in order to give effect to current period acquisitions as though they had been consummated on the first day of the four quarter period presented. The pro forma impact gives effect to all acquisitions in the four quarters ended March 21, 2017 as though they had been consummated on the first day of the second quarter of fiscal year 2016.

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

The table below shows summarized financial information by segment for the twelve weeks ended March 21, 2017 and March 22, 2016:

	Twelve Weeks Ended
	March 21, 2017	March 22, 2016
Revenues
Golf and Country Clubs (1)	$179,915	$172,602
Business, Sports and Alumni Clubs (1)	39,891	39,642
Other operations	3,959	3,516
Elimination of intersegment revenues and segment reporting adjustments	(2,894)	(3,098)
Revenues relating to divested clubs (2)	407	2,211
Total consolidated revenues	$221,278	$214,873

Golf and Country Clubs Adjusted EBITDA	$52,822	$50,123
Business, Sports and Alumni Clubs Adjusted EBITDA	$6,664	$7,274
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

(2)	When clubs are divested, the associated revenues are excluded from segment results for all periods presented.

	As of
Total Assets	March 21, 2017	December 27, 2016
Golf and Country Clubs	$1,586,163	$1,557,489
Business, Sports and Alumni Clubs	84,095	88,967
Other operations	456,841	482,258
Consolidated	$2,127,099	$2,128,714

The following table presents revenue by product type:

	Twelve Weeks Ended
	March 21, 2017	March 22, 2016
Revenues by Type
Dues	$119,867	$116,118
Food and beverage	54,061	52,856
Golf	27,498	26,274
Other	19,852	19,625
Total	$221,278	$214,873

The table below provides a reconciliation of Golf and Country Clubs Adjusted EBITDA and Business, Sports and Alumni Adjusted EBITDA to loss before income taxes for the twelve weeks ended March 21, 2017 and March 22, 2016:

	Twelve Weeks Ended
	March 21, 2017	March 22, 2016
Golf and Country Clubs Adjusted EBITDA	$52,822	$50,123
Business, Sports and Alumni Clubs Adjusted EBITDA	6,664	7,274
Interest expense	(19,550)	(20,420)
Interest and investment income	165	126
Depreciation and amortization	(24,996)	(24,214)
Impairments and disposition of assets (1)	(2,934)	(2,917)
Loss from divested clubs (2)	(217)	(458)
Non-cash adjustments (3)	—	(463)
Acquisition related costs (4)	(595)	(686)
Capital structure costs (5)	—	(742)
Centralization and transformation costs (6)	(2,398)	(2,418)
Other adjustments (7)	(2,230)	(1,086)
Equity-based compensation expense (8)	(1,939)	(1,170)
Deferred revenue adjustment (9)	(1,066)	(1,392)
Corporate expenses and other operations (10)	(15,745)	(15,407)
Loss before income taxes	$(12,019)	$(13,850)
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net loss or income from divested clubs that do not qualify as discontinued operations in accordance with GAAP.

(3)	Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL Capital Partners, LLC (“KSL”).

(4)	Represents legal and professional fees related to the acquisition of clubs.

(5)	Represents legal and professional fees related to our capital structure, including debt issuance and amendment costs and equity offering costs.

(6)
Includes fees and expenses associated with initial compliance with Section 404(b) of the Sarbanes-Oxley Act (‘‘SOX 404(b)’’), which were primarily incurred in fiscal year 2015 and the twelve weeks ended March 22, 2016, and related centralization and transformation of administrative processes, finance processes and related IT systems.

(7)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests, expenses paid to an affiliate of KSL and legal settlements.

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
Presented below is basic and diluted EPS for the twelve weeks ended March 21, 2017 and March 22, 2016 (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 21, 2017		March 22, 2016
	Basic	Diluted	Basic	Diluted
Numerator for earnings per share	$(7,654)	$(7,654)	$(8,540)	$(8,540)
Weighted-average shares outstanding	64,442	64,442	64,474	64,474
Effect of dilutive equity-based awards	—	—	—	—
Total Shares	64,442	64,442	64,474	64,474
Net loss attributable to ClubCorp per share	$(0.12)	$(0.12)	$(0.13)	$(0.13)
The basis for the numerator for earnings per share is net loss attributable to ClubCorp. The numerator was adjusted by $0.1 million for the dividends allocated to participating securities during the twelve weeks ended March 21, 2017 and March 22, 2016.

Potential common shares are excluded from the calculation of diluted EPS when the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. For the twelve weeks ended March 21, 2017 and March 22, 2016 there are 0.2 million and 0.1 million potential common shares excluded from the calculation of diluted EPS, respectively.

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

The following table shows total equity-based compensation expense included in the consolidated condensed statements of operations:

	Twelve Weeks Ended
	March 21, 2017	March 22, 2016
Club operating costs exclusive of depreciation	$763	$370
Selling, general and administrative	1,176	800
Pre-tax equity-based compensation expense	1,939	1,170
Less: benefit for income taxes	(736)	(437)
Equity-based compensation expense, net of tax	$1,203	$733

As of March 21, 2017, there was approximately $22.4 million of unrecognized expense related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted RSAs, PSUs, Adjusted EBITDA-Based PSUs and restricted stock units (“RSUs”) under the Stock Plan. As of March 21, 2017, approximately 0.7 million shares of common stock were available for future issuance under the Stock Plan. Treasury stock may be used to settle awards under the Stock Plan.

The following table summarizes RSA, PSU and Adjusted EBITDA-Based PSU activity for the twelve weeks ended March 21, 2017:

	Restricted stock awards		Performance-based awards (1)
	Shares	Weighted Average Grant Date Fair Value	Target shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 27, 2016	957,950	$12.73	871,370	$11.58
Granted	360,869	$16.80	296,765	$19.50
Vested	(204,431)	$13.68	—	$—
Forfeited	(34,869)	$13.69	(61,172)	$16.88
Canceled	(72,783)	$12.57	—	$—
Non-vested balance at March 21, 2017	1,006,736	$13.97	1,106,963	$13.41
______________________

(1)    Includes PSUs and Adjusted EBITDA-Based PSUs.

Dividends—The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Fiscal Year 2016
February 18, 2016	$0.13	April 5, 2016	$8,520	April 15, 2016
June 10, 2016	$0.13	July 1, 2016	$8,508	July 15, 2016
September 29, 2016	$0.13	October 10, 2016	$8,500	October 17, 2016
December 7, 2016	$0.13	January 6, 2017	$8,490	January 17, 2017

Fiscal Year 2017
February 9, 2017	$0.13	April 5, 2017	$8,522	April 17, 2017

Share Repurchase Plan—On February 24, 2016, we announced that our Board of Directors authorized a repurchase of up to $50.0 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. During the twelve weeks ended March 21, 2017 and March 22, 2016, we did not purchase any shares under the share repurchase plan. As of March 21, 2017, approximately $47.7 million remained authorized under the share repurchase plan.

15. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business and to invest in our information technology systems. As of March 21, 2017, we had capital commitments of $29.1 million.

We currently have sales and use tax audits in progress. We believe the potential for a liability related to the outcome of these audits may exist. However, we believe that the outcome of these audits would not materially affect our consolidated condensed financial statements.

Certain of our Mexican subsidiaries are under audit by the Mexican taxing authorities for the 2008 and 2009 tax years. In 2013, we received two assessments, for approximately $3.0 million each, exclusive of penalties and interest, for two of our Mexican subsidiaries under audit for the 2008 tax year. We have taken the appropriate procedural steps to contest these assessments through the appropriate Mexican judicial channels. In March 2017, we received notice of a favorable ruling from the Mexican court presiding over one of the matters such that one of these two assessments was dismissed and is non-appealable by the Mexican taxing authorities. There is no impact to the financial statements from the dismissal as no liability had previously been recorded. We have not recorded a liability related to the remaining 2008 open uncertain tax position as we believe it is more likely than not that we will prevail based on the merits of our position. In 2014, we received an audit assessment for the 2009 tax year for another Mexican subsidiary. We have taken the appropriate procedural steps to contest the assessment through the appropriate Mexican judicial channels. We have recorded a liability related to an unrecognized tax benefit for $4.3 million, exclusive of penalties and interest, related to this audit. The unrecognized tax benefit has been recorded due to the technical nature of the tax filing position taken by our Mexican subsidiary and uncertainty around the ultimate outcome of this assessment, which we intend to continue to contest.

We are currently under audit by state income tax authorities. We have received multiple assessments related to such audits and have an immaterial amount recorded within our state income tax payable as of March 21, 2017.

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

16. RELATED PARTY TRANSACTIONS

We had receivables of $0.1 million and $0.2 million, as of March 21, 2017 and December 27, 2016, respectively, for outstanding advances from a golf club joint venture in which we have an equity method investment. There were no material management fees recorded for the twelve weeks ended March 21, 2017 and March 22, 2016. As of March 21, 2017 and December 27, 2016, we had a receivable of $4.7 million and $3.5 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

17. SUBSEQUENT EVENTS

On February 9, 2017, our board of directors declared a cash dividend of $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on April 5, 2017. This dividend was paid on April 17, 2017.

On April 11, 2017, we purchased Oakhurst Country Club, a private golf club in Clarkston, Michigan, for a purchase price of $6.0 million. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were available to be issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated condensed financial statements and related notes included in “Item 1. Financial Statements” of this quarterly report and in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 2016 contained in our annual report on Form 10-K, as amended by the Form 10-K/A filed on March 27, 2017 (“2016 Annual Report”).

Forward-Looking Statements

All statements (other than statements of historical facts) in this quarterly report on Form 10-Q regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. These forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “intend”, “will”, “estimate”, “anticipate”, “believe”, “predict”, “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those, but are not only those, that may cause actual results to differ materially from the forward-looking statements:

•	our ability to attract and retain club members;

•	changes in consumer spending patterns, particularly with respect to demand for products and services;

•	adverse conditions affecting the United States economy;

•	unusual weather patterns, extreme weather events and periodic and quasi-periodic weather patterns, such as the El Niño/La Niña Southern Oscillation;

•	material cash outlays required in connection with refunds or escheatment of membership initiation deposits;

•	impairments to the suitability of our club locations;

•	regional disruptions such as power failures, natural disasters or technical difficulties in any of the major areas in which we operate;

•	seasonality of demand for our services and facilities usage;

•	increases in the level of competition we face;

•	the loss of members of our management team or key employees;

•	increases in the cost of labor;

•	increases in other costs, including costs of goods, rent, water, utilities and taxes;

•	decreasing values of our investments;

•	illiquidity of real estate holdings;

•	timely, costly and unsuccessful development and redevelopment activities at our properties;

•	unsuccessful or burdensome acquisitions, including complications in integrating acquired businesses and properties into our operations;

•	restrictions placed on our ability to limit risk due to joint ventures and collaborative arrangements;

•	insufficient insurance coverage and uninsured losses;

•	accidents or injuries which occur at our properties;

•	adverse judgments or settlements;

•	our failure to comply with regulations relating to public facilities or our failure to retain the licenses relating to our properties;

•	future environmental regulation, expenditures and liabilities;

•	changes in or failure to comply with laws and regulations relating to our business and properties;

•	failure in systems or infrastructure which maintain our internal and customer data, including as a result of cyber attacks;

•	sufficiency and performance of the technology we own or license;

•	write-offs of goodwill or other assets;

•	risks related to tax examinations by the IRS and other tax authorities in jurisdictions in which we operate;

•	significant changes in our stock price, including those caused by future sales of our common stock;

•	our ability to declare and pay dividends;

•	information published by securities analysts or other market participants that negatively impacts our stock price and trading volume;

•	certain provisions of our amended and restated articles of incorporation limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents;

•	anti-takeover provisions could delay or prevent a change of control;

•	the actions of activist stockholders could negatively impact our business and such activism could impact the trading value and volatility of our securities;

•	increased costs and substantial increased time of our management team required as a result of operating as a public company;

•
our substantial indebtedness, which may adversely affect our financial condition and our ability to operate our business, react to changes in the economy or our industry and pay our debts, and which could divert our cash flows from operations for debt payments;

•	our need to generate cash to service our indebtedness;

•	the incurrence by us of substantially more debt, which could further exacerbate the risks associated with our substantial leverage;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	our variable rate indebtedness could cause our debt service obligations to increase significantly; and

•	other factors described herein and in our 2016 Annual Report filed with the Securities and Exchange Commission (“SEC”).

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of March 21, 2017, our portfolio of 207 owned or operated clubs, with over 184,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 153 golf and country clubs and manage nine golf and country clubs. Likewise, we lease or operate through a joint venture 42 business, sports and alumni clubs and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 130 of our 162 golf and country clubs. Our golf and country clubs include 138 private country clubs, 16 semi-private clubs and eight public golf courses. Our business, sports and alumni clubs include 29 business clubs, 8 business and sports clubs, six alumni clubs, and two sports clubs. Our facilities are located in 27 states, the District of Columbia and two foreign countries.

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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such program is our Optimal Network Experiences program (“O.N.E.”), an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of March 21, 2017 and December 27, 2016, approximately 54% of our memberships were enrolled in one or more of our upgrade programs. As of March 21, 2017, 156 of our clubs offered O.N.E., compared to 153 as of December 27, 2016.

The following table presents our membership counts for clubs which we own, lease or operate through a joint venture, excluding managed clubs, at the end of the periods indicated.

	March 21, 2017	December 27, 2016	Change	% Change
Golf and Country Clubs (1)	122,117	120,804	1,313	1.1%
Business, Sports and Alumni Clubs (1)	51,893	52,244	(351)	(0.7)%
Total memberships at end of period (1)	174,010	173,048	962	0.6%
_______________________

(1)
Membership counts exclude memberships at managed clubs. As of March 21, 2017, we had 10,395 memberships at managed clubs, including 4,985 memberships at golf and country clubs and 5,410 memberships at business, sports and alumni clubs, excluding certain international club memberships.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 29, 2015	124	18	10	6	158	1	44	3	1	49
First Quarter 2016 (1)	2	—	(1)	—	1	(1)	—	—	—	(1)
Second Quarter 2016 (2)	—	—	1	—	1	—	—	—	—	—
Third Quarter 2016 (3)	1	—	(1)	—	—	—	—	—	—	—
Fourth Quarter 2016 (4)	—	(1)	—	—	(1)	—	(1)	—	—	(1)
December 27, 2016	127	17	9	6	159	—	43	3	1	47
First Quarter 2017 (5)	3	—	—	—	3	—	(2)	—	—	(2)
March 21, 2017	130	17	9	6	162	—	41	3	1	45
 _______________________

(1)	In December 2015, during the twelve weeks ended March 22, 2016, the management agreement with Jefferson
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

(2)	In June 2016, we entered into a management agreement with Country Club of Columbus, a private country club located in Columbus, Georgia.

(3)	In July 2016, the management agreement with Mill Creek Country Club, a private country club located in Mill Creek,
Washington was terminated. In August 2016, we purchased Heritage Golf Club, a private country club in Hilliard,
Ohio.

(4)    In September 2016, the lease of Airways Golf Club, a leased public golf course in Fresno, California, was terminated.
Additionally, in December 2016, we closed University Club, a leased business and sports club located in Jacksonville,
Florida.

(5)
In January 2017, we ceased operating The Club at Key Center, a leased business club in Cleveland, Ohio. In February 2017, we purchased Eagle’s Nest Country Club, a private golf club in Phoenix, Maryland, and North Hills Country

Club, a private golf club in Glenside, Pennsylvania. In March 2017, we purchased Norbeck Country Club, a private golf club in Rockville, Maryland. Additionally, in March 2017, we ceased operating Piedmont Club, a leased business and sports club in Winston-Salem, North Carolina.

Subsequent to March 21, 2017, on April 11, 2017, we purchased Oakhurst Golf and Country Club, a private golf club in Clarkston, Michigan.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our 2016 Annual Report.

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

The following table provides a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Four Quarters Ended
	March 21, 2017	March 22, 2016	March 21, 2017
	(dollars in thousands)
Net (loss) income	$(7,506)	$(8,313)	$4,832
Interest expense	19,550	20,420	86,318
Income tax (benefit) expense	(4,513)	(5,537)	2,372
Interest and investment income	(165)	(126)	(647)
Depreciation and amortization	24,996	24,214	107,982
EBITDA	$32,362	$30,658	$200,857
Impairments and disposition of assets (1)	2,934	2,917	16,991
Loss from divested clubs (2)	217	458	379
Non-cash adjustments (3)	—	463	(208)
Acquisition related costs (4)	595	686	1,318
Capital structure costs (5)	—	742	1,098
Centralization and transformation costs (6)	2,398	2,418	9,786
Other adjustments (7)	2,230	1,086	6,220
Equity-based compensation expense (8)	1,939	1,170	7,774
Deferred revenue adjustment (9)	1,066	1,392	5,093
Adjusted EBITDA	$43,741	$41,990	$249,308

The following table provides a reconciliation of net cash provided by operating activities to Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Four Quarters Ended
	March 21, 2017	March 22, 2016	March 21, 2017
	(dollars in thousands)
Net cash provided by operating activities	$17,707	$22,311	$153,050
Interest expense	19,550	20,420	86,318
Income tax (benefit) expense	(4,513)	(5,537)	2,372
Interest and investment income	(165)	(126)	(647)
Loss from divested clubs (2)	217	458	379
Non-cash adjustments (3)	—	463	(208)
Acquisition related costs (4)	595	686	1,318
Capital structure costs (5)	—	742	1,098
Centralization and transformation costs (6)	2,398	2,418	9,786
Other adjustments (7)	2,230	1,086	6,220
Deferred revenue adjustment (9)	1,066	1,392	5,093
Certain adjustments to reconcile net (loss) income to operating cash flows (10)	4,656	(2,323)	(15,471)
Adjusted EBITDA	$43,741	$41,990	$249,308
______________________

The following footnotes relate to the two preceding tables.

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net loss or income from divested clubs that do not qualify as discontinued operations in accordance with GAAP.

(3)	Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL.

(4)	Represents legal and professional fees related to the acquisition of clubs.

(5)	Represents legal and professional fees related to our capital structure, including debt issuance and amendment costs and equity offering costs.

(6)
Includes fees and expenses associated with initial compliance with SOX 404(b), which were primarily incurred in fiscal year 2015 and the twelve weeks ended March 22, 2016, and related centralization and transformation of administrative processes, finance processes and related IT systems.

(7)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, income or loss attributable to non-controlling equity interests, expenses paid to an affiliate of KSL and legal settlements.

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

(10)
Includes the following adjustments to reconcile net loss to net cash provided by operating activities from our consolidated condensed statements of cash flows: Net change in prepaid expenses and other assets, net change in receivables and membership notes, net change in accounts payable and accrued liabilities, net change in other current liabilities, bad debt expense, equity in loss (earnings) from unconsolidated ventures, gain on investment in unconsolidated ventures, distribution from investment in unconsolidated ventures, debt issuance costs and term loan discount, accretion of discount on member deposits, net change in deferred tax assets and liabilities and net change in other long-term liabilities. Certain other adjustments to reconcile net income (loss) to net cash provided by operating activities are not included as they are excluded from both net cash provided by operating activities and Adjusted EBITDA.

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended
	March 21, 2017	% of Revenue	March 22, 2016	% of Revenue
	(in thousands, except per share amounts)
Revenues:
Club operations	$166,161	75.1%	$160,689	74.8%
Food and beverage	54,061	24.4%	52,856	24.6%
Other revenues	1,056	0.5%	1,328	0.6%
Total revenues	221,278		214,873

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	146,297	66.1%	142,354	66.3%
Cost of food and beverage sales exclusive of depreciation	19,661	8.9%	18,840	8.8%
Depreciation and amortization	24,996	11.3%	24,214	11.3%
Provision for doubtful accounts	909	0.4%	380	0.2%
Loss on disposals of assets	2,934	1.3%	2,917	1.4%
Equity in (earnings) loss from unconsolidated ventures	(2,181)	(1.0)%	15	—%
Selling, general and administrative	21,296	9.6%	19,709	9.2%
Operating income	7,366	3.3%	6,444	3.0%

Interest and investment income	165	0.1%	126	0.1%
Interest expense	(19,550)	(8.8)%	(20,420)	(9.5)%
Loss before income taxes	(12,019)	(5.4)%	(13,850)	(6.4)%
Income tax benefit	4,513	2.0%	5,537	2.6%
NET LOSS	(7,506)	(3.4)%	(8,313)	(3.9)%
Net income attributable to noncontrolling interests	(17)	—%	(101)	—%
Net loss attributable to ClubCorp	$(7,523)	(3.4)%	$(8,414)	(3.9)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,442		64,474
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,442		64,474

LOSS PER COMMON SHARE:
Net loss attributable to ClubCorp, Basic	$(0.12)		$(0.13)
Net loss attributable to ClubCorp, Diluted	$(0.12)		$(0.13)

Comparison of the Twelve Weeks Ended March 21, 2017 and March 22, 2016

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended March 21, 2017 and March 22, 2016.

	Twelve Weeks Ended
	March 21, 2017	March 22, 2016	Change	% Change
	(dollars in thousands)
Total revenues	$221,278	$214,873	$6,405	3.0%
Club operating costs and expenses exclusive of depreciation (1)	166,867	161,574	5,293	3.3%
Depreciation and amortization	24,996	24,214	782	3.2%
Loss on disposals of assets	2,934	2,917	17	0.6%
Equity in (earnings) loss from unconsolidated ventures	(2,181)	15	(2,196)	(14,640.0)%
Selling, general and administrative	21,296	19,709	1,587	8.1%
Operating income	7,366	6,444	922	14.3%
Interest and investment income	165	126	39	31.0%
Interest expense	(19,550)	(20,420)	870	4.3%
Loss before income taxes	(12,019)	(13,850)	1,831	13.2%
Income tax benefit	4,513	5,537	(1,024)	(18.5)%
Net loss	$(7,506)	$(8,313)	$807	9.7%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $221.3 million for the twelve weeks ended March 21, 2017 increased $6.4 million, or 3.0%, over the twelve weeks ended March 22, 2016. Same store golf and country club revenue increased by $5.2 million driven primarily by increases in same store dues, golf operations revenue and food and beverage revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue increased $0.2 million primarily due to increases in food and beverage revenue offset by a decrease in same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”. Additionally, total golf and country club revenue attributable to club properties added in 2016 and 2017 increased $2.1 million. The remaining change includes a $0.4 million increase in revenues from other operations offset primarily by decreases in revenue related to divested clubs, including $1.5 million in revenues from previously owned and leased clubs and $0.3 million in reimbursements for certain operating costs at managed clubs. The reimbursements for operating costs at managed clubs do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $166.9 million for the twelve weeks ended March 21, 2017 increased $5.3 million, or 3.3%, compared to the twelve weeks ended March 22, 2016. The increase is largely due to $2.5 million of club operating costs and expenses from club properties added in 2016 and 2017, a $1.9 million increase in variable labor costs, food and beverage cost of goods sold and retail cost of goods sold associated with higher revenues, a $1.8 million increase in insurance expense related to higher claims, a $0.7 million increase in service fees and a $0.4 million increase in equity-based compensation offset by a $1.7 million decrease in costs related to divested clubs and a decrease of $0.3 million in certain operating costs at divested managed clubs, which are offset by reimbursements recorded within revenue, resulting in no net impact on operating income.

Depreciation and amortization expense increased $0.8 million, or 3.2%, during the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016. Depreciation expense increased $1.2 million due to our increased fixed asset balances primarily related to club acquisitions, along with the related impact of reinvention and expansion capital spend. Amortization expense decreased $0.4 million largely due to trade names and member relationships that were fully amortized during fiscal year 2016. During the twelve weeks ended March 21, 2017, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni Clubs was $20.3 million and $2.5 million, respectively. During the twelve weeks ended March 22, 2016, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni clubs was $19.8 million and $2.7 million, respectively. These expenses were primarily made up of depreciation on our property and equipment and amortization of intangibles related to management contracts.

Loss on disposal of assets for the twelve weeks ended March 21, 2017 and March 22, 2016 of $2.9 million and $2.9 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations. During the twelve weeks ended March 21, 2017, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $2.9 million and $0.1 million, respectively. During the twelve weeks ended March 22, 2016, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni clubs was $2.6 million and $0.2 million, respectively. These expenses related primarily to asset retirements associated with our club reinventions and in the ordinary course of business.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was $2.2 million and an immaterial loss for the twelve weeks ended March 21, 2017 and March 22, 2016, respectively.

Selling, general and administrative expenses of $21.3 million for the twelve weeks ended March 21, 2017 increased $1.6 million, or 8.1%, compared to the twelve weeks ended March 22, 2016. The major components of selling, general and administrative expenses are shown in the table below.

	Twelve Weeks Ended
Components of selling, general and administrative expense (1)	March 21, 2017	March 22, 2016	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$20,120	$18,167	$1,953	10.8%
Capital structure costs	—	742	(742)	(100.0)%
Equity-based compensation	1,176	800	376	47.0%
Selling, general and administrative	$21,296	$19,709	$1,587	8.1%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $20.1 million for the twelve weeks ended March 21, 2017, an increase of $2.0 million, or 10.8%, compared to the twelve weeks ended March 22, 2016. This included an increase of $3.0 million in legal settlement expenses and increased costs of $1.8 million related to the design and implementation phase of our centralization and transformation of administrative processes, finance processes and related IT systems. These increases were offset by $1.6 million of lower costs related to our initial compliance with SOX 404(b), a $0.4 million decrease in severance expense and a $0.4 million decrease in acquisition costs. We also had a $0.4 million decrease in ongoing support costs, including payroll, costs related to software agreements and service fees as part of our centralization and transformation of administrative processes, finance processes and related IT systems.

Capital structure costs included within selling, general and administrative expenses of $0.7 million during the twelve weeks ended March 22, 2016 were comprised of costs related to amendments to the credit agreement governing the Secured Credit Facilities.

Interest expense totaled $19.6 million and $20.4 million for the twelve weeks ended March 21, 2017 and March 22, 2016, respectively. The $0.9 million decrease in interest expense is primarily comprised of a $0.6 million decrease in interest on the term loan facility due primarily to a lower principal balance outstanding and a lower interest rate during the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016 and a $0.2 million decrease in interest on our mortgage loans due primarily to a lower interest rate during the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016. During the twelve weeks ended March 21, 2017, interest expense for Golf and Country Clubs and Business, Sports and Alumni Clubs was $4.4 million and $0.8 million, respectively. During the twelve weeks ended March 22, 2016, interest expense for Golf and Country Clubs and Business, Sports and Alumni clubs was $4.7 million and $1.1 million, respectively. The interest expense for Golf and Country Clubs was primarily driven by accretion expense related to membership initiation payments along with interest expense related to capital leases. The interest expense for Business, Sports and Alumni Clubs was primarily driven by accretion expense related to membership initiation payments.

Income tax benefit for the twelve weeks ended March 21, 2017 decreased $1.0 million compared to the twelve weeks ended March 22, 2016, and the effective tax rates were 37.5% and 40.0% for the twelve weeks ended March 21, 2017 and March 22, 2016, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended March 21, 2017 and March 22, 2016, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the twelve weeks ended March 21, 2017 and March 22, 2016:

	Twelve Weeks Ended
Consolidated Summary	March 21, 2017	March 22, 2016	Change	% Change
	(dollars in thousands)
Total Revenue	$221,278	$214,873	$6,405	3.0%

Golf and Country Clubs Adjusted EBITDA (1)	$52,822	$50,123	$2,699	5.4%
Business, Sports and Alumni Clubs Adjusted EBITDA (1)	6,664	7,274	(610)	(8.4)%
Corporate expenses and other operations	(15,745)	(15,407)	(338)	(2.2)%
Adjusted EBITDA	$43,741	$41,990	$1,751	4.2%
_______________________________

(1)
See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and for a reconciliation of Golf and Country Clubs Adjusted EBITDA and Business, Sports and Alumni Clubs Adjusted EBITDA to loss before income taxes.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended March 21, 2017 and the twelve weeks ended March 22, 2016. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	March 21, 2017	March 22, 2016	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$98,511	$95,220	$3,291	3.5%
Food and Beverage	34,457	33,805	$652	1.9%
Golf Operations	31,459	30,045	$1,414	4.7%
Other	12,786	12,903	$(117)	(0.9)%
Revenue	$177,213	$171,973	$5,240	3.0%
Club operating costs and expenses exclusive of depreciation	$124,633	$121,924	$2,709	2.2%
Adjusted EBITDA	$52,580	$50,049	$2,531	5.1%
Adjusted EBITDA Margin	29.7%	29.1%	60 bps	2.1%

New or Acquired Clubs
Revenue	$2,702	$629	$2,073	NM
Club operating costs and expenses exclusive of depreciation	$2,460	$555	$1,905	NM
Adjusted EBITDA	$242	$74	$168	NM

Total Golf and Country Clubs
Revenue	$179,915	$172,602	$7,313	4.2%
Club operating costs and expenses exclusive of depreciation	$127,093	$122,479	$4,614	3.8%
Adjusted EBITDA	$52,822	$50,123	$2,699	5.4%
Adjusted EBITDA Margin	29.4%	29.0%	40 bps	1.4%

Total memberships, excluding managed club memberships	122,117	117,602	4,515	3.8%

Total revenue for same store golf and country clubs increased $5.2 million, or 3.0%, for the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016 due primarily to increases in same store dues, golf operations revenue and food and beverage revenue. Same store dues revenue increased $3.3 million, or 3.5%, due primarily to an increase in same store memberships, greater club participation in the O.N.E. program and a rate increase in dues per same store average membership. Golf operations revenue increased $1.4 million, or 4.7%, due largely to higher cart fee and greens fee revenue as a result of favorable weather leading to more golf rounds and an increase in retail sales. Food and beverage revenue increased $0.7 million, or 1.9%, due primarily to a 2.7% increase in a la carte revenue.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $2.0 million, or 1.9%, for the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016. The increase is primarily related to higher payroll expense, higher retail cost of sales due primarily to increases in retail sales, higher property tax expense and higher insurance expense, partially offset by a decrease in incentive compensation. These operating costs, as a percentage of total same store club revenue, were 62.5% and 63.2% for the same periods, respectively.

Costs of food and beverage sales for same store golf and country clubs increased $0.7 million, or 5.3%, for the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016, due primarily to increases in food and beverage sales primarily driven by increased usage of the O.N.E. program. These costs, as a percentage of food and beverage revenues, were 40.2% and 38.9% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs increased $2.5 million, or 5.1%, for the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016, largely due to an increase in higher margin dues revenue primarily driven by an increase in same store memberships and an increase in golf operations revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for the twelve weeks ended March 21, 2017 increased 60 basis points over the twelve weeks ended March 22, 2016.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended March 21, 2017 and the twelve weeks ended March 22, 2016. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	March 21, 2017	March 22, 2016	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$18,504	$18,561	$(57)	(0.3)%
Food and Beverage	18,852	18,441	411	2.2%
Other	2,535	2,640	(105)	(4.0)%
Revenue	$39,891	$39,642	$249	0.6%
Club operating costs and expenses exclusive of depreciation	$33,227	$32,365	$862	2.7%
Adjusted EBITDA	$6,664	$7,277	$(613)	(8.4)%
Adjusted EBITDA Margin	16.7%	18.4%	(170) bps	(9.2)%

New or Acquired Clubs
Revenue	$—	$—	$—	NM
Club operating costs and expenses exclusive of depreciation	$—	$3	$(3)	NM
Adjusted EBITDA	$—	$(3)	$3	NM

Total Business, Sports and Alumni Clubs
Revenue	$39,891	$39,642	$249	0.6%
Club operating costs and expenses exclusive of depreciation	$33,227	$32,368	$859	2.7%
Adjusted EBITDA	$6,664	$7,274	$(610)	(8.4)%
Adjusted EBITDA Margin	16.7%	18.3%	(160) bps	(8.7)%

Total memberships, excluding managed club memberships	51,893	53,027	(1,134)	(2.1)%

Total revenues for same store business, sports and alumni clubs increased $0.2 million, or 0.6%, for the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016 primarily due to an increase in food and beverage revenue, partially offset by a decrease in other revenue and same store dues. Food and beverage revenue increased $0.4 million, or 2.2%, due primarily to an increase in private party revenue. Dues revenue decreased $0.1 million, or 0.3%, due to a decline in same store memberships partially offset by an increase in upgrade dues related to the O.N.E program.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs increased $0.7 million, or 2.7%, for the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016. The increase is largely due to an increase in payroll expense and an increase in fixed costs, primarily rent expense. These operating costs, as a percentage of total same store club revenue, were 69.5% and 68.1% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $0.1 million, or 2.4%, for the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016, due primarily to increases in food and beverage sales. These costs, as a percentage of food and beverage revenues, were 29.1% and 29.0% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs decreased $0.6 million, or 8.4%, for the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016, largely due to an increase in club operating costs and a decline in same store memberships. Same store Adjusted EBITDA margin for the twelve weeks ended March 21, 2017 decreased 170 basis points compared to the twelve weeks ended March 22, 2016.

Corporate expenses and other operations

The following table presents financial information for corporate expenses and other operations, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended March 21, 2017 and March 22, 2016.

	Twelve Weeks Ended
	March 21, 2017	March 22, 2016	Change	% Change
	(dollars in thousands)
Corporate expenses and other operations	$(15,745)	$(15,407)	$(338)	(2.2)%

Corporate expenses and other operations increased $0.3 million, or 2.2%, for the twelve weeks ended March 21, 2017 compared to the twelve weeks ended March 22, 2016 largely due to a $1.1 million increase in insurance expense related to higher claims. This increase was partially offset by a decrease of $0.4 million in ongoing support costs, including payroll, costs related to software agreements and service fees as part of our centralization and transformation of administrative processes, finance processes and related IT systems and a $0.4 million decrease in other corporate expenses.

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

As of March 21, 2017, cash and cash equivalents totaled $53.9 million and we had $145.0 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $198.9 million. As of April 20, 2017, we had $145.0 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $17.7 million and $22.3 million for the twelve weeks ended March 21, 2017 and March 22, 2016, respectively. The $4.6 million decrease in operating cash flows is due largely to a $5.8 million decrease due to changes in working capital primarily driven by timing of certain trade payables and member billing cycles, a $0.8 million increase due to the change in other long-term liabilities and a $0.6 million increase due to the change in deferred tax assets and liabilities.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $32.6 million and $26.8 million for the twelve weeks ended March 21, 2017 and March 22, 2016, respectively. The $5.8 million increase in cash used in investing activities is primarily due to the $2.7 million increase in cash used for the acquisition of clubs and a $3.1 million increase in capital spent to maintain, renovate and reinvent our existing properties.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $15.4 million and $14.7 million for the twelve weeks ended March 21, 2017 and March 22, 2016, respectively. The $0.7 million increase in cash used in financing activities is primarily due to a $1.0 million increase in share repurchases for tax withholdings related to certain equity-based awards and a $0.4 million increase in scheduled debt repayments offset by a decrease in debt issuance and modification costs of $0.9 million related to amendments to the credit agreement governing the Secured Credit Facilities.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties and invest in our information technology systems. For the twelve weeks ended March 21, 2017 and March 22, 2016, we spent approximately $20.1 million (net of insurance proceeds of $0.1 million) and $11.5 million, respectively, in capitalized costs to maintain our existing properties and invest in our information technology systems. During the twelve weeks ended March 21, 2017, this spending included $11.9 million, net of insurance proceeds, to maintain our existing properties and $0.9 million to maintain our existing information technology systems. Additionally, we invested $7.3 million on information technology projects related to the centralization of administrative processes. During the remainder of fiscal year 2017, we anticipate spending approximately $40.0 million in maintenance capital, net of insurance proceeds, including $33.1 million, net of insurance proceeds, to maintain our existing facilities and $3.1 million to maintain our existing information technology systems. Additionally, we anticipate investing $3.8 million on information technology projects related to the centralization and transformation of administrative processes, finance processes and related IT systems.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding totaled approximately $12.6 million and $15.4 million for the twelve weeks ended March 21, 2017 and March 22, 2016, respectively, including acquisitions of $9.3 million and $6.6 million, respectively. We anticipate spending approximately $40.3 million on reinvention and expansion projects during the remainder of fiscal year 2017, including capital associated with recently acquired clubs, but excluding Oakhurst Golf and Country Club, any potential future acquisitions and reinvention and expansion projects related to such acquisitions.

Subsequent to March 21, 2017, on April 11, 2017, we purchased Oakhurst Golf and Country Club, a private golf club in Clarkston, Michigan, for a purchase price of $6.0 million. We anticipate spending approximately $2.0 million in reinvention project capital at this property.

Future discretionary capital spending amounts may increase or decrease as a result of a variety of factors, including but not limited to those described in Item 1A. Risk Factors of our 2016 Annual Report, such as the identification of additional acquisitions or expansion opportunities that fit our strategy to expand the business.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015 and 2016. As of April 20, 2017, the Secured Credit Facilities are comprised of (i) a $651.0 million term loan facility and (ii) a revolving credit facility with capacity of $175.0 million with $145.0 million available for borrowing after deducting $30.0 million of standby letters of credit. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as the Senior Secured Leverage Ratio does not exceed 3.50:1.00.

As of April 20, 2017, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 4.0% or (ii) an elected LIBOR plus a margin of 3.0% and the maturity date of the term loan facility is December 15, 2022.

As of April 20, 2017, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

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

As of March 21, 2017, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Total Leverage Ratio and the Senior Secured Leverage Ratio on a rolling four quarter basis through March 21, 2017:

	Four Quarters Ended
	March 21, 2017
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$251,110
Pro Forma Consolidated Total Debt (2)	1,073,276
Pro Forma Consolidated Senior Secured Debt (2)	723,276

Total Leverage Ratio	4.27	x
Senior Secured Leverage Ratio	2.88	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended March 21, 2017:

Four Quarters Ended
March 21, 2017
(dollars in thousands)
Adjusted EBITDA (a)	$249,308
Pro forma adjustment - acquisitions (b)	1,802
Pro Forma Adjusted EBITDA	$251,110

(a)
See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and “Basis of Presentation—EBITDA and Adjusted EBITDA” for a reconciliation of net (loss) income to Adjusted EBITDA.

(b)	The pro forma adjustment gives effect to all acquisitions in the four quarters ended March 21, 2017 as though they had been consummated on the first day of the second quarter of fiscal year 2016.

(2)	The reconciliation of total debt to Pro Forma Consolidated Total Debt and Pro Forma Consolidated Senior Secured Debt is as follows:

As of March 21, 2017
(dollars in thousands)
Total debt (excluding loan discount and loan origination fees)	$1,103,672
Outstanding letters of credit	30,046
Uncollateralized surety bonds	5,277
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(53,882)
Pro Forma Consolidated Total Debt	$1,073,276

Unsecured 2015 Senior Notes (excluding loan origination fees)	(350,000)
Pro Forma Consolidated Senior Secured Debt	$723,276
_______________________

(a)	Represents an adjustment reducing total debt by the lesser of Operations’ unrestricted cash or $85.0 million.

2015 Senior Notes—On December 15, 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. Interest on the 2015 Senior Notes accrues at the rate of 8.25% per annum and is payable semiannually in arrears on June 15 and December 15.

The 2015 Senior Notes are guaranteed on a full and unconditional basis by each Guarantor (other than Operations’ Parent) that guarantees our obligations under the credit agreement governing the Secured Credit Facilities. As of March 21, 2017, Operations and the Guarantors accounted for approximately 93% of Holdings’ combined total assets, excluding intercompany items, and accounted for approximately 92% of outstanding total liabilities, including trade payables, all of which are structurally senior to the 2015 Senior Notes. For the twelve weeks ended March 21, 2017, Operations and the Guarantors accounted for approximately 93% of Holdings’ revenues and approximately 94% of Holdings’ operating income, excluding selling, general and administrative expenses.

Mortgage Loan—On August 9, 2016, we entered into the Wells Fargo Mortgage Loan for $37.0 million with a maturity date of May 31, 2019 with two options to extend through August 9, 2021. As of March 21, 2017, the note has a principal amount of $36.6 million and accrues interest at a variable interest rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%. The proceeds of the Wells Fargo Mortgage Loan were primarily used to repay outstanding balances on previously existing mortgage loan agreements.

Other Debt—As of March 21, 2017, other debt and capital leases totaled $66.1 million, including $11.8 million of notes payable related to certain Non-Core Development Entities and $50.9 million in capital leases.
The following table summarizes the components of our interest expense for the twelve weeks ended March 21, 2017:

Twelve Weeks Ended
March 21, 2017
(dollars in thousands)
Interest expense related to:
Interest related to funded debt (1)	$13,396
Capital leases and other indebtedness (2)	442
Amortization of debt issuance costs and term loan discount	901
Notes payable related to certain Non-Core Development Entities	245
Accretion of discount on member deposits	4,566
Total interest expense	$19,550
_______________________

(1)	Interest expense related to funded debt includes interest on the facilities and borrowings under the Secured Credit Facilities, the 2015 Senior Notes and the Wells Fargo Mortgage Loan.

(2)	Includes interest expense on capital leases and other indebtedness, offset by capitalized interest.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of March 21, 2017. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2016 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of April 20, 2017, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) a 4.0% “Floor” or (ii) an elected LIBOR plus a margin of 3.0%. Therefore, the term loan facility is effectively subject to a 4.0% Floor until LIBOR exceeds 1.0%. Additionally, as of April 20, 2017, the Wells Fargo Mortgage Loan accrues interest at a variable rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%.
As of April 20, 2017, the one month and three month LIBOR was 0.99% and 1.15%, respectively. A hypothetical 0.50% increase in LIBOR would result in a $3.4 million increase in annual interest expense.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and two managed business clubs in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated condensed financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the twelve weeks ended March 21, 2017.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction gains and losses for the twelve weeks ended March 21, 2017 totaled less than $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of the Exchange Act) as of March 21, 2017. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 21, 2017.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 21, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2016 Annual Report filed with the SEC on February 27, 2017, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On February 24, 2016, we announced that our Board of Directors authorized a repurchase of up to $50 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. During the twelve weeks ended March 21, 2017, we did not purchase any shares under the share repurchase plan.

The following table contains information about our purchases of equity securities registered under Section 12(b) of the Exchange Act during the twelve weeks ended March 21, 2017.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 28, 2016 - January 24, 2017	6,926	$16.50	—	$47,741,518
January 25, 2017 - February 21, 2017	65,857	17.35	—	$47,741,518
February 22, 2017 - March 21, 2017	—	$—	—	$47,741,518
Total	72,783		—
______________________

(1)	Represents shares purchased from employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.

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

10.2	†
Change in Control Severance Agreement, dated as of January 24, 2017, between Curtis D. McClellan and ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.39 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

10.3	†
Change in Control Severance Agreement, dated as of January 24, 2017, between Mark A. Burnett and ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.40 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

10.4	†
Change in Control Severance Agreement, dated as of January 24, 2017, between Ingrid J. Keiser and ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 10.41 on Form 10-K filed by ClubCorp Holdings, Inc. on February 27, 2017)

10.5	†
Form of Performance Restricted Stock Unit Agreement under ClubCorp Holdings, Inc. 2012 Stock Award Plan (Incorporated by reference to Exhibit 10.1 on Form 8-K filed by ClubCorp Holdings, Inc. on February 10, 2017)

10.6	†	2017 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.3 on Form 10-K/A filed by ClubCorp Holdings, Inc. on March 27, 2017)
11		Statement of Computation of Per Share Earnings (Included in Part I, Item 1: “Financial Statements” of this quarterly report on Form 10-Q.)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 21, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations for the twelve weeks ended March 21, 2017 and March 22, 2016; (ii) Consolidated condensed statements of comprehensive loss for the twelve weeks ended March 21, 2017 and March 22, 2016; (iii) Consolidated condensed balance sheets as of March 21, 2017 and December 27, 2016; (iv) Consolidated condensed statements of cash flows for the twelve weeks ended March 21, 2017 and March 22, 2016; (v) Consolidated condensed statements of changes in equity for the twelve weeks ended March 21, 2017 and March 22, 2016 and (vi) Notes to the consolidated condensed financial statements.

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