Form 10-Q
period 2017-06-13
ClubCorp Holdings, Inc.
filed 2017-07-19
CIK 1577095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 13, 2017.

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

As of July 12, 2017, the registrant had 65,754,547 shares of common stock outstanding, with a par value of $0.01.

PART I

ITEM 1. FINANCIAL STATEMENTS

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Twelve and Twenty-Four Weeks Ended June 13, 2017 and June 14, 2016

(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016
REVENUES:
Club operations	$194,780	$189,203	$360,941	$349,892
Food and beverage	80,366	78,941	134,427	131,797
Other revenues	1,207	830	2,263	2,158
Total revenues	276,353	268,974	497,631	483,847

DIRECT AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Club operating costs exclusive of depreciation	175,953	170,157	322,250	312,511
Cost of food and beverage sales exclusive of depreciation	26,480	25,498	46,141	44,338
Depreciation and amortization	25,384	24,355	50,380	48,569
Provision for doubtful accounts	806	704	1,715	1,084
Loss on disposals of assets	1,957	2,738	4,891	5,655
Impairment of assets	4,176	500	4,176	500
Equity in earnings from unconsolidated ventures	(1,448)	(2,118)	(3,629)	(2,103)
Selling, general and administrative	24,674	17,501	45,970	37,210
OPERATING INCOME	18,371	29,639	25,737	36,083

Interest and investment income	155	127	320	253
Interest expense	(19,234)	(19,938)	(38,784)	(40,358)
(LOSS) INCOME BEFORE INCOME TAXES	(708)	9,828	(12,727)	(4,022)
INCOME TAX BENEFIT (EXPENSE)	1,499	(4,078)	6,012	1,459
NET INCOME (LOSS)	791	5,750	(6,715)	(2,563)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(123)	(171)	(140)	(272)
NET INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$668	$5,579	$(6,855)	$(2,835)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,555	64,518	64,498	64,496
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,555	64,556	64,498	64,496

EARNINGS PER COMMON SHARE:
Net income (loss) attributable to ClubCorp, Basic	$0.01	$0.08	$(0.11)	$(0.05)
Net income (loss) attributable to ClubCorp, Diluted	$0.01	$0.08	$(0.11)	$(0.05)

Cash dividends declared per common share	$—	$0.13	$0.13	$0.26

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Twelve and Twenty-Four Weeks Ended June 13, 2017 and June 14, 2016

(In thousands of dollars)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016
NET INCOME (LOSS)	$791	$5,750	$(6,715)	$(2,563)
Foreign currency translation	681	(779)	1,575	(860)
OTHER COMPREHENSIVE INCOME (LOSS)	681	(779)	1,575	(860)
COMPREHENSIVE INCOME (LOSS)	1,472	4,971	(5,140)	(3,423)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(123)	(171)	(140)	(272)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLUBCORP	$1,349	$4,800	$(5,280)	$(3,695)

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

As of June 13, 2017 and December 27, 2016

(In thousands of dollars, except share and per share amounts)

	June 13, 2017	December 27, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,020	$84,601
Receivables, net of allowances of $4,946 and $5,111 at June 13, 2017 and December 27, 2016, respectively	110,175	79,115
Inventories	26,388	22,743
Prepaids and other assets	19,754	16,116
Total current assets	208,337	202,575
Investments	3,877	1,569
Property and equipment, net (includes $9,818 and $9,489 related to VIEs at June 13, 2017 and December 27, 2016, respectively)	1,570,689	1,553,382
Notes receivable, net of allowances of $594 and $618 at June 13, 2017 and December 27, 2016, respectively	8,255	8,161
Goodwill	312,811	312,811
Intangibles, net	28,793	29,348
Other assets	16,509	16,615
Long-term deferred tax asset	4,253	4,253
TOTAL ASSETS	$2,153,524	$2,128,714

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,079	$19,422
Membership initiation deposits - current portion	178,086	170,355
Accounts payable	36,736	39,260
Accrued expenses	52,124	42,539
Accrued taxes	18,045	19,256
Other liabilities	92,897	71,092
Total current liabilities	397,967	361,924
Long-term debt (includes $12,829 and $13,035 related to VIEs at June 13, 2017 and December 27, 2016, respectively)	1,068,190	1,067,071
Membership initiation deposits	205,837	205,076
Deferred tax liability, net	204,717	209,347
Other liabilities (includes $24,837 and $24,351 related to VIEs at June 13, 2017 and December 27, 2016, respectively)	135,633	132,909
Total liabilities	2,012,344	1,976,327
Commitments and contingencies (See Note 15)

EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 65,721,817 and 65,498,897 issued and outstanding at June 13, 2017 and December 27, 2016, respectively	657	655
Additional paid-in capital	230,176	235,871
Accumulated other comprehensive loss	(8,063)	(9,638)
Accumulated deficit	(89,115)	(82,260)
Treasury stock, at cost (192,989 shares at June 13, 2017 and December 27, 2016)	(2,258)	(2,258)
Total stockholders’ equity	131,397	142,370
Noncontrolling interests in consolidated subsidiaries and variable interest entities	9,783	10,017
Total equity	141,180	152,387
TOTAL LIABILITIES AND EQUITY	$2,153,524	$2,128,714

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Twenty-Four Weeks Ended June 13, 2017 and June 14, 2016

(In thousands of dollars)

	Twenty-Four Weeks Ended
	June 13, 2017	June 14, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,715)	$(2,563)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	50,069	47,490
Amortization	311	1,079
Asset impairments	4,176	500
Bad debt expense	1,715	1,084
Equity in earnings from unconsolidated ventures	(3,629)	(2,103)
Distribution from investment in unconsolidated ventures	1,321	1,524
Loss on disposals of assets, net	4,891	5,655
Debt issuance costs and term loan discount	2,400	2,620
Accretion of discount on member deposits	9,208	9,127
Equity-based compensation	4,077	3,000
Net change in deferred tax assets and liabilities	(4,630)	(1,544)
Net change in prepaid expenses and other assets	(7,182)	(6,975)
Net change in receivables and membership notes	(30,099)	(26,010)
Net change in accounts payable and accrued liabilities	7,496	13,824
Net change in other current liabilities	28,176	25,198
Net change in other long-term liabilities	801	(1,670)
Net cash provided by operating activities	62,386	70,236
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,487)	(47,031)
Acquisition of clubs	(15,265)	(6,600)
Proceeds from dispositions	16	24
Proceeds from insurance	2,862	471
Net change in restricted cash and capital reserve funds	(41)	(180)
Net cash used in investing activities	(64,915)	(53,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(8,915)	(8,755)
Debt issuance and modification costs	(795)	(1,093)
Dividends to owners	(17,089)	(16,979)
Repurchases of common stock	—	(1,235)
Share repurchases for tax withholdings related to certain equity-based awards	(1,264)	(226)
Distributions to noncontrolling interest	(374)	—
Proceeds from new membership initiation deposits	57	72
Repayments of membership initiation deposits	(861)	(1,013)
Net cash used in financing activities	(29,241)	(29,229)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(811)	569
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,581)	(11,740)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	84,601	116,347
CASH AND CASH EQUIVALENTS - END OF PERIOD	$52,020	$104,607
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,948	$10,700
Cash paid for income taxes	$1,348	$3,046

See accompanying notes to unaudited consolidated condensed financial statements

CLUBCORP HOLDINGS, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

For the Twenty-Four Weeks Ended June 13, 2017 and June 14, 2016

(In thousands of dollars, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Subsidiaries	Total
	Shares	Amount				Shares	Amount
BALANCE - December 29, 2015	64,740,736	$647	$263,921	$(7,249)	$(88,955)	—	$—	$10,418	$178,782
Cumulative effect adjustment from adoption of accounting guidance	—	—	(803)	—	3,118	—	—	—	2,315
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	826,559	8	(234)	—	—	—	—	—	(226)
Dividends to owners declared	—	—	(17,026)	—	—	—	—	—	(17,026)
Equity-based compensation expense	—	—	3,000	—	—	—	—	—	3,000
Net (loss) income	—	—	—	—	(2,835)	—	—	272	(2,563)
Other comprehensive loss	—	—	—	(860)	—	—	—	—	(860)
Repurchase of common stock	—	—	—	—	—	(104,325)	(1,235)	—	(1,235)
BALANCE - June 14, 2016	65,567,295	$655	$248,858	$(8,109)	$(88,672)	(104,325)	$(1,235)	$10,690	$162,187

BALANCE - December 27, 2016	65,498,897	$655	$235,871	$(9,638)	$(82,260)	(192,989)	$(2,258)	$10,017	$152,387
Issuance of shares related to equity-based compensation, net of forfeitures and shares withheld for taxes	222,920	2	(1,266)	—	—	—	—	—	(1,264)
Dividends to owners declared	—	—	(8,506)	—	—	—	—	—	(8,506)
Equity-based compensation expense	—	—	4,077	—	—	—	—	—	4,077
Net (loss) income	—	—	—	—	(6,855)	—	—	140	(6,715)
Other comprehensive income	—	—	—	1,575	—	—	—	—	1,575
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(374)	(374)
BALANCE - June 13, 2017	65,721,817	$657	$230,176	$(8,063)	$(89,115)	(192,989)	$(2,258)	$9,783	$141,180

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

As of June 13, 2017, we own, lease or operate through joint ventures 152 golf and country clubs and manage eight golf and country clubs. Likewise, we lease or operate through a joint venture 41 business, sports and alumni clubs and manage three business, sports and alumni clubs. Our facilities are located in 27 states, the District of Columbia and two foreign countries.

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

The expected lives of active memberships are calculated annually using historical attrition rates. Periods in which attrition rates differ significantly from enrollment rates could have a material effect on our consolidated condensed financial statements by decreasing or increasing the expected lives of active memberships, which in turn would affect the length of time over which we recognize initiation fee and deposit revenues. During the twenty-four weeks ended June 13, 2017 and June 14, 2016, our estimated expected lives ranged from one to 20 years; the weighted-average expected life of a golf and country club membership was approximately seven years and the expected life of a business, sports and alumni club membership was approximately three years.

Membership initiation payments recognized within club operations revenue on the consolidated condensed statements of operations were $3.2 million and $3.2 million for the twelve weeks ended June 13, 2017 and June 14, 2016, respectively, and $6.5 million and $6.6 million for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively.

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

Although we are continuing to evaluate, upon initial qualitative evaluation, we believe the key changes in the standard that impact our revenue recognition relate to contracts for new members which include an initiation payment. The standard requires that we allocate the amount paid by the new member between various components of the contract which may constitute a performance obligation. These components include initiation payments to join one of our clubs, dues which provide for continued access to our clubs as well as charges for food and beverage, merchandise sales and other club services. We may discount any of these components as a promotion for new members. The revenues for these components may be recognized over varying time periods. Membership initiation payments recognized within club operations revenue on the consolidated statements of operations were $6.5 million for the twenty-four weeks ended June 13, 2017, or approximately 1% of our consolidated total revenue on the consolidated statements of operations. We are still in the process of evaluating the quantitative impact of these changes; however, we cannot currently estimate the impact of change upon adoption, as the amount is dependent on the structure of our membership pricing structure and our employee incentive plans, which we frequently evaluate and adjust to respond to current market conditions. Additionally, we believe the requirement to defer incremental contract acquisition costs and recognize them as an expense over the contract period may apply to certain of our employee commission plans and to discounts or incentives provided to existing members who sponsor a new member. We expect to recognize a deferred charge on our balance sheet, which we will recognize into expense over the expected life of an active membership. We cannot currently estimate the impact of the change in accounting treatment for contract acquisition costs for the same reasons described above.

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

3. VARIABLE INTEREST ENTITIES

Consolidated VIEs include three managed golf course properties and certain realty interests which we define as “Non-Core Development Entities”. We have determined we are the primary beneficiary of these VIEs as we have the obligation to absorb the majority of losses from and direct activities of these operations. One of these managed golf course property VIEs is financed through a loan payable of $0.5 million collateralized by assets of the entity totaling $4.2 million as of June 13, 2017. The other managed golf course property VIEs are financed through advances from us. Outstanding advances as of June 13, 2017 total $5.4 million compared to recorded assets of $7.4 million. The VIE related to the Non-Core Development Entities is financed through notes which are payable through cash proceeds related to the sale of certain real estate held by the Non-Core Development Entities. Recourse of creditors to these VIEs is limited to the assets of the VIE entities, which total $12.5 million and $11.4 million at June 13, 2017 and December 27, 2016, respectively.

The following summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of June 13, 2017 and December 27, 2016, net of intercompany amounts:

	June 13, 2017	December 27, 2016
Current assets	$1,785	$1,041
Fixed assets, net	9,818	9,489
Other assets	847	846
Total assets	$12,450	$11,376

Current liabilities	$1,806	$1,125
Long-term debt	12,829	13,035
Other long-term liabilities	25,417	24,906
Noncontrolling interest	5,237	5,401
Company capital	(32,839)	(33,091)
Total liabilities and equity	$12,450	$11,376

4. INVESTMENTS

We have an equity method investment in one active golf and country club joint venture with a carrying value of $0.3 million and $0.4 million at June 13, 2017 and December 27, 2016, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations.

We also have an equity method investment of 10.2% in Avendra, LLC, a purchasing cooperative of hospitality companies. The carrying value of the investment was $3.5 million and $1.1 million at June 13, 2017 and December 27, 2016, respectively. Our share of earnings in the equity investment is included in equity in earnings from unconsolidated ventures in the consolidated condensed statements of operations. All cash distributions from our equity investment are reported as distribution from investment in unconsolidated ventures within the operating section of our consolidated condensed statements of cash flows.

We also have contractual agreements with the Avendra, LLC joint venture to provide procurement services for our clubs. We received net volume rebates and allowances totaling $4.4 million during the twelve and twenty-four weeks ended June 13, 2017 and $2.9 million during the twelve and twenty-four weeks ended June 14, 2016.

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

Fair Value of Financial Instruments
Debt—We estimate the fair value of our debt obligations, excluding capital lease obligations and loan origination fees, as follows, as of June 13, 2017 and December 27, 2016:

	June 13, 2017		December 27, 2016
	Recorded Value	Fair Value	Recorded Value	Fair Value
Level 2 (1)	$996,528	$1,035,694	$996,199	$1,026,323
Level 3	51,495	42,547	50,274	41,467
Total	$1,048,023	$1,078,241	$1,046,473	$1,067,790
______________________

(1)
The recorded value for Level 2 debt obligations is presented net of the $4.5 million and $4.8 million discount as of June 13, 2017 and December 27, 2016, respectively, on the Secured Credit Facilities, as defined in Note 9.

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

The carrying value of financial instruments including cash, cash equivalents, receivables, notes receivable, accounts payable and other short-term and long-term assets and liabilities approximate their fair values as of June 13, 2017 and December 27, 2016.

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

Property and Equipment—We recognized impairment losses of $3.9 million during the twelve and twenty-four weeks ended June 13, 2017, to adjust the carrying amount of certain property and equipment to its fair value of $1.5 million due primarily to changes in the expected holding period of certain fixed assets, including assets at two golf and country clubs which were divested during the twelve weeks ended June 13, 2017. We recognized no impairment losses during the twelve and twenty-four weeks ended June 14, 2016. The valuation methods used to determine fair value included an evaluation of the sales price of comparable real estate properties, a sales comparison approach, an analysis of discounted future cash flows using a risk-adjusted discount rate, an income approach, and consideration of historical cost adjusted for economic obsolescence, a cost approach. The fair value calculations associated with these valuations were based on the expected sales price of the clubs and are classified as Level 3 measurements.

Management Contracts—We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. During the twelve and twenty-four weeks ended June 13, 2017, we recognized impairment losses of $0.2 million to adjust the carrying value of a management contract to its fair value of zero, due to the termination of the related contract. The valuations are classified as a Level 3 measurement and are based on expected future cash flows.

Investments and Other Assets—We evaluate our other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. There were no impairments recorded during the twelve and twenty-four weeks ended June 13, 2017. We recognized impairment losses to investments and other assets of $0.5 million during the twelve and twenty-four weeks ended June 14, 2016, to adjust the carrying amount of the investment to its fair value of zero.

6. PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, at cost consists of the following at June 13, 2017 and December 27, 2016:

	June 13, 2017	December 27, 2016
Land and non-depreciable land improvements	$603,854	$600,402
Depreciable land improvements	503,600	495,520
Buildings and recreational facilities	545,783	534,944
Machinery and equipment	310,211	299,900
Leasehold improvements	107,039	111,755
Furniture and fixtures	107,841	105,195
Construction in progress	36,060	18,434
	2,214,388	2,166,150
Accumulated depreciation	(643,699)	(612,768)
Total	$1,570,689	$1,553,382

We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future cash flows. See Note 5.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following at June 13, 2017 and December 27, 2016:

		June 13, 2017			December 27, 2016
Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names		$24,790		$24,790	$24,790		$24,790
Liquor Licenses		2,152		2,152	2,152		2,152
Intangible assets with finite lives:
Member Relationships	2-5 years	2,166	$(1,934)	232	2,866	$(2,553)	313
Management Contracts	5-10 years	3,180	(1,561)	1,619	3,580	(1,487)	2,093
Total		$32,288	$(3,495)	$28,793	$33,388	$(4,040)	$29,348

Goodwill		$312,811		$312,811	$312,811		$312,811

Intangible Assets—Intangible asset amortization expense was $0.1 million and $0.5 million for the twelve weeks ended June 13, 2017 and June 14, 2016, respectively, and $0.3 million and $1.1 million for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively. We recognized impairment losses for net intangible assets of $0.2 million during the twelve and twenty-four weeks ended June 13, 2017. There were no impairments recorded during the twelve and twenty-four weeks ended June 14, 2016. We retired fully amortized member relationship intangible assets and the related accumulated amortization of $0.7 million during the twenty-four weeks ended June 13, 2017. There were no retirements during the twelve weeks ended June 13, 2017. We retired fully amortized trade name intangible assets and the related amortization of $1.1 million during the twelve and twenty-four weeks ended June 14, 2016.

Goodwill—The following table shows goodwill activity by reporting unit. There are no accumulated impairments for either reporting unit.

	Golf & Country Clubs	Business, Sports & Alumni Clubs	Total
December 27, 2016	$167,460	$145,351	$312,811
June 13, 2017	$167,460	$145,351	$312,811

8. CURRENT AND LONG-TERM LIABILITIES

Current liabilities consist of the following at June 13, 2017 and December 27, 2016:

	June 13, 2017	December 27, 2016
Accrued compensation	$26,643	$25,367
Accrued interest	16,491	7,978
Other accrued expenses	8,990	9,194
Total accrued expenses	$52,124	$42,539

Taxes payable other than federal income taxes (1)	$18,045	$19,256
Total accrued taxes	$18,045	$19,256

Advance event and other deposits	$34,253	$20,051
Unearned dues	33,373	16,795
Deferred membership revenues	11,872	12,083
Insurance reserves	9,872	9,704
Dividends to owners declared, but unpaid	—	8,582
Other current liabilities	3,527	3,877
Total other current liabilities	$92,897	$71,092
______________________

(1)	We had no federal income taxes payable as of June 13, 2017 and December 27, 2016.

Other long-term liabilities consist of the following at June 13, 2017 and December 27, 2016:

	June 13, 2017	December 27, 2016
Uncertain tax positions	$8,553	$7,049
Deferred membership revenues	45,556	46,089
Casualty insurance loss reserves - long-term portion	22,184	19,851
Above market lease intangibles	209	251
Deferred rent	31,442	32,316
Accrued interest on notes payable related to Non-Core Development Entities	24,789	24,298
Other	2,900	3,055
Total other long-term liabilities	$135,633	$132,909

9. DEBT AND CAPITAL LEASES

Secured Credit Facilities

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the secured credit facilities (the “Secured Credit Facilities”). The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015, 2016 and 2017. As of June 13, 2017, the Secured Credit Facilities are comprised of (i) a $651.0 million term loan facility, and (ii) a revolving credit facility with capacity of $175.0 million with $144.2 million available for borrowing, after deducting $30.8 million of standby letters of credit outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as a senior secured leverage ratio (the “Senior Secured Leverage Ratio”) does not exceed 3.50:1.00.

As of June 13, 2017, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 3.75% or (ii) an elected LIBOR plus a margin of 2.75% and the maturity date of the term loan facility is December 15, 2022.

As of June 13, 2017, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

As long as commitments are outstanding under the revolving credit facility, we are subject to limitations on the Senior Secured Leverage Ratio and a total leverage ratio (the “Total Leverage Ratio”). The Senior Secured Leverage Ratio is defined as the ratio of Operations’ Consolidated Senior Secured Debt (exclusive of the 2015 Senior Notes (as defined below)) to Consolidated EBITDA (disclosed as Adjusted EBITDA and defined in Note 12) and is calculated on a pro forma basis, giving effect to current period acquisitions as though they had been consummated on the first day of the period presented. The Total Leverage Ratio is defined as the ratio of Operations’ Consolidated Total Debt (including the 2015 Senior Notes) to Consolidated EBITDA and is also calculated on a pro forma basis. The credit agreement governing the Secured Credit Facilities requires us to maintain a Senior Secured Leverage Ratio no greater than 4.50:1.00 and a Total Leverage Ratio of no greater than 5.75:1.00 as of the end of each fiscal quarter. As of June 13, 2017, Operations’ Senior Secured Leverage Ratio was 2.89:1.00 and the Total Leverage ratio was 4.28:1.00.

On May 19, 2017, Operations entered into an eleventh amendment to the credit agreement governing the Secured Credit Facilities to decrease the interest rate on the term loan facility to a variable rate calculated as the higher of (a) 3.75% or (b) an elected LIBOR plus a margin of 2.75%.

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

Notes payable related to certain Non-Core Development Entities

In 1994 and 1995, we issued notes payable to finance a VIE related to our Non-Core Development Entities. The notes and accrued interest are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities. As of June 13, 2017, the notes have a principal amount of $11.8 million.

Wells Fargo Mortgage Loan

On August 9, 2016, we entered into a secured mortgage loan which was guaranteed by ClubCorp USA, Inc., a wholly owned subsidiary of Operations, (the “Wells Fargo Mortgage Loan”) for $37.0 million with a maturity date of May 31, 2019. As of June 13, 2017, the note has a principal amount of $36.4 million and accrues interest at a variable rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%. The proceeds of the Wells Fargo Mortgage Loan were primarily used to repay outstanding balances on previously existing mortgage loan agreements. There is an option to extend the maturity through August 9, 2020 and a second option to extend the maturity through August 9, 2021 upon satisfaction of certain conditions in the loan agreement.

Long-term borrowings and lease commitments as of June 13, 2017 and December 27, 2016, are summarized below:

	June 13, 2017		December 27, 2016
	Carrying Value	Interest Rate	Carrying Value	Interest Rate	Interest Rate Calculation	Maturity

Secured Credit Facilities
Term Loan, gross of discount	651,000	3.78%	651,000	4.00%	As of June 13, 2017, greater of (i) 3.75% or (ii) an elected LIBOR + 2.75%; as of December 27, 2016, greater of (i) 4.0% or (ii) an elected LIBOR + 3.0%	2022
Revolving Credit Borrowings - ($175,000 capacity) (1)	—	4.16%	—	3.77%	LIBOR plus a margin of 3.0%	2021
2015 Senior Notes	350,000	8.25%	350,000	8.25%	Fixed	2023
Wells Fargo Mortgage Loan	36,433	3.95%	36,811	3.67%	2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%	2019
Notes payable related to certain Non-Core Development Entities	11,837	9.00%	11,837	9.00%	Fixed	(2)
Other indebtedness	3,225	3.71% - 6.00%	1,626	4.75% - 6.00%	Fixed	Various
	1,052,495		1,051,274
Capital leases	51,457		52,207
Total obligation	1,103,952		1,103,481
Less net loan origination fees included in long-term debt	(11,211)		(12,187)
Less current portion	(20,079)		(19,422)
Less discount on the Secured Credit Facilities’ Term Loan	(4,472)		(4,801)
Long-term debt	$1,068,190		$1,067,071
______________________

(1)
As of June 13, 2017, the revolving credit facility had capacity of $175.0 million, which was reduced by the $30.8 million of standby letters of credit outstanding, leaving $144.2 million available for borrowing.

(2)
Notes payable and accrued interest related to certain Non-Core Development Entities are payable through the cash proceeds related to the sale of certain real estate held by these Non-Core Development Entities.

The amount of long-term debt maturing in each of the five years subsequent to 2016 and thereafter is as follows. This table reflects the contractual maturity dates as of June 13, 2017.

Year	Debt	Capital Leases	Total
Remainder of 2017	$536	$11,146	$11,682
2018	1,086	17,249	18,335
2019	35,565	12,553	48,118
2020	197	7,372	7,569
2021	136	3,001	3,137
Thereafter	1,014,975	136	1,015,111
Total	$1,052,495	$51,457	$1,103,952

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

Our annual effective income tax rate is determined by the level and composition of pre-tax income and the mix of income subject to varying foreign, state and local taxes. Our tax expense or benefit recognized in our interim financial statements is determined by multiplying the year-to-date income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). Our effective income tax rate for the twelve and twenty-four weeks ended June 13, 2017 was 211.7% and 47.2%, respectively, compared to 41.5% and 36.3% for the twelve and twenty-four weeks ended June 14, 2016, respectively. For the twelve and twenty-four weeks ended June 13, 2017 and June 14, 2016, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

We are currently under audit by state income tax authorities, but do not have any current assessments related to such audits at this time.

As of June 13, 2017, tax years 2011 - 2016 remain open under statute for U.S. federal and most state tax jurisdictions. In Mexico, the statute of limitations is generally five years from the date of the filing of the tax return for any particular year, including amended returns. Accordingly, in general, tax years 2008 through 2016 remain open under statute; although certain prior years are also open as a result of the tax proceedings described below.

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

As of June 13, 2017 and December 27, 2016, we have recorded a total of $8.6 million and $7.0 million, respectively, of unrecognized tax benefits related to uncertain tax positions, including interest and penalties of $3.8 million and $2.9 million, respectively, which are included in other liabilities in the consolidated condensed balance sheets. If we were to prevail on all uncertain tax positions recorded as of June 13, 2017, the net effect would be an income tax benefit of approximately $4.8 million, exclusive of any benefits related to interest and penalties.

Management believes it is unlikely that our unrecognized tax benefits will significantly change within the next 12 months given the current status in particular of the matters currently under examination by the Mexican tax authorities. However, as audit outcomes and the timing of related resolutions are subject to significant uncertainties, we will continue to evaluate the tax issues related to these assessments in future periods. In summary, we believe we are adequately reserved for our uncertain tax positions as of June 13, 2017.

11. NEW AND ACQUIRED CLUBS AND CLUB DIVESTITURES

New and Acquired Clubs

Assets and liabilities from business combinations were recorded on our consolidated condensed balance sheets at fair value at the date of acquisition. The results of operations of such businesses have been included in the consolidated condensed statements of operations since their date of acquisition.

Oakhurst Golf and Country Club—On April 11, 2017, we purchased Oakhurst Golf and Country Club, a private country club in Clarkston, Michigan, for net cash consideration of $6.0 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

April 11, 2017
Land, depreciable land improvements and property and equipment	$5,996
Inventory and prepaid assets	73
Other current liabilities	(102)
Total	$5,967

Norbeck Country Club—On March 14, 2017, we purchased Norbeck Country Club, a private country club in Rockville, Maryland, for net cash consideration of $6.8 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

March 14, 2017
Land, depreciable land improvements and property and equipment	$7,177
Inventory and prepaid assets	63
Other current liabilities	(174)
Long-term debt (obligation related to capital leases)	(283)
Total	$6,783

North Hills Country Club—On February 21, 2017, we purchased North Hills Country Club, a private country club in Glenside, Pennsylvania, for net cash consideration of $2.5 million. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

February 21, 2017
Land, depreciable land improvements and property and equipment	$2,737
Inventory and prepaid assets	140
Other current liabilities	(61)
Long-term debt (obligation related to capital leases)	(301)
Total	$2,515

Eagle’s Nest Country Club—On February 7, 2017, we purchased Eagle’s Nest Country Club, a private country club in Phoenix, Maryland, for a contractual purchase price of $2.5 million, which was satisfied by our assumption of an interest-free loan of $2.5 million with Eagle’s Nest Funding, LLC with a maturity of October 6, 2031. As of the date of acquisition, the note had a fair value of $1.8 million and an effective interest rate of 3.71%. We recorded the following major categories of assets and liabilities, which are subject to change until our information is finalized, no later than twelve months from the acquisition date:

February 7, 2017
Land, depreciable land improvements and property and equipment	$2,066
Inventory and prepaid assets	83
Other current liabilities	(76)
Long-term debt (includes interest free loan and obligation related to capital leases)	(2,072)
Total	$1

Heritage Golf Club—On August 30, 2016, we purchased Heritage Golf Club, a private country club in Hilliard, Ohio, for a purchase price and net cash consideration of $3.2 million. We recorded the following major categories of assets and liabilities:

August 30, 2016
Land, depreciable land improvements and property and equipment	$3,407
Receivables, net of allowances of $6	202
Inventory and prepaid assets	156
Other current liabilities and accrued taxes	(271)
Long-term debt (obligation related to capital leases)	(301)
Total	$3,193

Santa Rosa Golf and Country Club—On March 15, 2016, we purchased Santa Rosa Golf and Country Club, a private country club in Santa Rosa, California, for a purchase price and net cash consideration of $2.5 million. We recorded the following major categories of assets and liabilities:

March 15, 2016
Land, depreciable land improvements and property and equipment	$2,558
Inventory and prepaid assets	267
Other current liabilities	(153)
Long-term debt (obligation related to capital leases)	(178)
Total	$2,494

Marsh Creek Country Club—On February 2, 2016, we purchased Marsh Creek Country Club, a private country club in St. Augustine, Florida, for a purchase price of $4.5 million and net cash consideration of $4.1 million. We recorded the following major categories of assets and liabilities:

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

During the twenty-four weeks ended June 13, 2017, we ceased operating three clubs: The Club at Key Center, a leased business club in Cleveland, Ohio, Piedmont Club, a leased business and sports club in Winston-Salem, North Carolina and Houston City Club, a leased business and sports club in Houston, Texas. Additionally, the management agreement with Cateechee Golf Club, a public golf facility located in Hartwell, Georgia was terminated. No material gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations. On June 13, 2017, we sold Heron Bay Golf Club, a private country club in Locust Grove, Georgia, and Georgia National Golf Club, a private country club in McDonough, Georgia. During the twelve weeks ended June 13, 2017, we recognized an impairment loss of $3.3 million related to the fixed assets at these two clubs, which is included in impairment of assets in the consolidated condensed statements of operations, and a gain of $0.1 million on the sale, which is included in loss on disposals of assets in the consolidated condensed statements of operations. These divestitures did not qualify as discontinued operations.

During the fiscal year ended December 27, 2016, the management agreements with Jefferson Lakeside Country Club, a private country club located in Richmond, Virginia and with Mill Creek Country Club, a private country club located in Mill Creek, Washington were terminated. We closed Greenspoint Club, an owned business and sports club located in Houston, Texas and University Club, a leased business and sports club located in Jacksonville, Florida. Additionally, the lease of Airways Golf Club, a leased public golf facility in Fresno, California, was terminated. No material gain or loss on divestiture was recorded. These divestitures did not qualify as discontinued operations.

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

EBITDA is defined as net income before interest expense, income taxes, interest and investment income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus or minus impairments, gain or loss on disposition and acquisition of assets, income or loss from divested clubs, loss on extinguishment of debt, non-cash and other adjustments, equity-based compensation expense and a deferred revenue adjustment. The deferred revenue adjustment to revenues and Adjusted EBITDA within each segment represents estimated deferred revenue using current membership life estimates related to initiation payments that would have been recognized in the applicable period but for the application of purchase accounting. Adjusted EBITDA is based on the definition of Consolidated EBITDA as defined in the credit agreement governing the Secured Credit Facilities and may not be comparable to similarly titled measures reported by other companies. The credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes contain certain covenants which are based upon specified financial ratios in reference to Adjusted EBITDA, after giving effect to the pro forma impact of acquisitions. Adjusted EBITDA as reported is identical to the computation of Consolidated EBITDA as defined in the credit agreement governing our Secured Credit Facilities, except that for purposes of certain covenants in the credit agreement, a pro forma adjustment is made to Consolidated EBITDA in order to give effect to current period acquisitions as though they had been consummated on the first day of the four quarter period presented. The pro forma impact gives effect to all acquisitions in the four quarters ended June 13, 2017 as though they had been consummated on the first day of the third quarter of fiscal year 2016.

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

The table below shows summarized financial information by segment for the twelve and twenty-four weeks ended June 13, 2017 and June 14, 2016:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016
Revenues
Golf and Country Clubs (1)	$227,859	$218,919	$407,172	$391,020
Business, Sports and Alumni Clubs (1)	42,883	43,158	81,123	81,140
Other operations	6,285	4,736	9,939	7,980
Elimination of intersegment revenues and segment reporting adjustments	(2,859)	(3,066)	(5,752)	(6,160)
Revenues relating to divested clubs (2)	2,185	5,227	5,149	9,867
Total consolidated revenues	$276,353	$268,974	$497,631	$483,847

Golf and Country Clubs Adjusted EBITDA	$66,062	$66,067	$118,752	$116,112
Business, Sports and Alumni Clubs Adjusted EBITDA	$9,723	$10,194	$16,207	$17,115
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

(2)	When clubs are divested, the associated revenues are excluded from segment results for all periods presented.

	As of
Total Assets	June 13, 2017	December 27, 2016
Golf and Country Clubs	$1,616,414	$1,557,489
Business, Sports and Alumni Clubs	85,224	88,967
Other operations	451,886	482,258
Consolidated	$2,153,524	$2,128,714

The following table presents revenue by product type:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016
Revenues by Type
Dues	$123,649	$120,053	$243,516	$236,171
Food and beverage	80,366	78,941	134,427	131,797
Golf	49,852	48,650	77,350	74,924
Other	22,486	21,330	42,338	40,955
Total	$276,353	$268,974	$497,631	$483,847

The table below provides a reconciliation of Golf and Country Clubs Adjusted EBITDA and Business, Sports and Alumni Adjusted EBITDA to (loss) income before income taxes for the twelve and twenty-four weeks ended June 13, 2017 and June 14, 2016:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016
Golf and Country Clubs Adjusted EBITDA	$66,062	$66,067	$118,752	$116,112
Business, Sports and Alumni Clubs Adjusted EBITDA	9,723	10,194	16,207	17,115
Interest expense	(19,234)	(19,938)	(38,784)	(40,358)
Interest and investment income	155	127	320	253
Depreciation and amortization	(25,384)	(24,355)	(50,380)	(48,569)
Impairments and disposition of assets (1)	(6,133)	(3,238)	(9,067)	(6,155)
Income from divested clubs (2)	71	373	166	342
Non-cash adjustments (3)	—	842	—	379
Acquisition related costs (4)	(1,213)	(257)	(1,808)	(943)
Capital structure costs (5)	(770)	(208)	(770)	(950)
Centralization and transformation costs (6)	(6,646)	(2,061)	(9,044)	(4,479)
Other adjustments (7)	(1,308)	(1,184)	(3,538)	(2,270)
Equity-based compensation expense (8)	(2,138)	(1,830)	(4,077)	(3,000)
Deferred revenue adjustment (9)	(1,000)	(1,302)	(2,066)	(2,690)
Corporate expenses and other operations (10)	(12,893)	(13,402)	(28,638)	(28,809)
(Loss) income before income taxes	$(708)	$9,828	$(12,727)	$(4,022)
______________________

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net income from divested clubs that do not qualify as discontinued operations in accordance with GAAP.

(3)	Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL Capital Partners, LLC (“KSL”).

(4)	Represents legal and professional fees related to the acquisition of clubs.

(5)	Represents legal and professional fees related to our capital structure, including debt issuance and amendment costs and equity offering costs.

(6)
Includes fees and expenses associated with initial compliance with Section 404(b) of the Sarbanes-Oxley Act (‘‘SOX 404(b)’’), which were primarily incurred in fiscal year 2015 and the twelve weeks ended March 22, 2016, and related centralization and transformation of administrative processes, finance processes and related IT systems.

(7)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, professional and legal fees associated with our strategic alternatives review, income or loss attributable to non-controlling equity interests, expenses paid to an affiliate of KSL and legal settlements.

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
Presented below is basic and diluted EPS for the twelve and twenty-four weeks ended June 13, 2017 and June 14, 2016 (in thousands, except per share amounts):

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 13, 2017		June 14, 2016		June 13, 2017		June 14, 2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share	$658	$658	$5,450	$5,450	$(6,977)	$(6,977)	$(3,093)	$(3,093)
Weighted-average shares outstanding	64,555	64,555	64,518	64,518	64,498	64,498	64,496	64,496
Effect of dilutive equity-based awards	—	—	—	38	—	—	—	—
Total Shares	64,555	64,555	64,518	64,556	64,498	64,498	64,496	64,496
Net income (loss) attributable to ClubCorp per share	$0.01	$0.01	$0.08	$0.08	$(0.11)	$(0.11)	$(0.05)	$(0.05)
The basis for the numerator for earnings per share is net income (loss) attributable to ClubCorp. The numerator was adjusted by $0.0 million and $0.1 million for the twelve and twenty-four weeks ended June 13, 2017, respectively, and $0.1 million and $0.3 million for the twelve and twenty-four weeks ended June 14, 2016, respectively, for dividends and undistributed earnings allocated to participating securities.

Potential common shares are excluded from the calculation of diluted EPS when the effect of their inclusion would reduce our net loss per share and would be anti-dilutive. There were no potential common shares excluded from the calculation for the twelve and twenty-four weeks ended June 13, 2017. For the twenty-four weeks ended June 14, 2016 there were less than 0.1 million potential common shares excluded from the calculation of diluted EPS.

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

The following table shows total equity-based compensation expense included in the consolidated condensed statements of operations:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016
Club operating costs exclusive of depreciation	$949	$897	$1,712	$1,267
Selling, general and administrative	1,189	933	2,365	1,733
Pre-tax equity-based compensation expense	2,138	1,830	4,077	3,000
Less: benefit for income taxes	(76)	(683)	(813)	(1,120)
Equity-based compensation expense, net of tax	$2,062	$1,147	$3,264	$1,880

As of June 13, 2017, there was approximately $19.4 million of unrecognized expense related to non-vested, equity-based awards granted to employees, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The Amended and Restated ClubCorp Holdings, Inc. 2012 Stock Award Plan (the “Stock Plan”) provides for an aggregate amount of no more than 4.0 million shares of common stock to be available for awards. The Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, performance-based awards and other equity-based incentive awards. To date, we have granted RSAs, PSUs, Adjusted EBITDA-Based PSUs and restricted stock units (“RSUs”) under the Stock Plan. As of June 13, 2017, approximately 0.8 million shares of common stock were available for future issuance under the Stock Plan. Treasury stock may be used to settle awards under the Stock Plan.

The following table summarizes RSA, PSU and Adjusted EBITDA-Based PSU activity for the twenty-four weeks ended June 13, 2017:

	Restricted stock awards		Performance-based awards (1)
	Shares	Weighted Average Grant Date Fair Value	Target shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 27, 2016	957,950	$12.73	871,370	$11.58
Granted	360,869	$16.80	296,765	$19.50
Vested	(242,753)	$13.73	—	$—
Forfeited	(64,642)	$13.76	(89,743)	$15.90
Canceled	(73,307)	$12.58	—	$—
Non-vested balance at June 13, 2017	938,117	$14.00	1,078,392	$14.07
______________________

(1)    Includes PSUs and Adjusted EBITDA-Based PSUs.

Dividends—The following is a summary of dividends declared or paid during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Fiscal Year 2016
February 18, 2016	$0.13	April 5, 2016	$8,520	April 15, 2016
June 10, 2016	$0.13	July 1, 2016	$8,508	July 15, 2016
September 29, 2016	$0.13	October 10, 2016	$8,500	October 17, 2016
December 7, 2016	$0.13	January 6, 2017	$8,490	January 17, 2017

Fiscal Year 2017
February 9, 2017	$0.13	April 5, 2017	$8,522	April 17, 2017

Share Repurchase Plan—On February 24, 2016, we announced that our Board of Directors authorized a repurchase of up to $50.0 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. During the twelve and twenty-four weeks ended June 13, 2017, we did not purchase any shares under the share repurchase plan. During the twelve and twenty-four weeks ended June 14, 2016, we purchased 104,325 shares under the share repurchase plan. As of June 13, 2017, approximately $47.7 million remained authorized under the share repurchase plan.

15. COMMITMENTS AND CONTINGENCIES

We routinely enter into contractual obligations to procure assets used in the day to day operations of our business and to invest in our information technology systems. As of June 13, 2017, we had capital commitments of $23.1 million.

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

We are currently under audit by state income tax authorities, but do not have any current assessments related to such audits at this time.

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

16. RELATED PARTY TRANSACTIONS

We had receivables of $0.2 million and $0.2 million, as of June 13, 2017 and December 27, 2016, respectively, for outstanding advances from a golf club joint venture in which we have an equity method investment. We recorded $0.1 million and $0.1 million in management fees from this venture, in the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively. There were no material management fees recorded for the twelve weeks ended June 13, 2017 and June 14, 2016. As of June 13, 2017 and December 27, 2016, we had a receivable of $2.6 million and $3.5 million, respectively, for volume rebates from Avendra, LLC, the supplier firm in which we have an equity method investment. See Note 4.

17. SUBSEQUENT EVENTS

On June 20, 2017, we purchased Medina Golf and Country Club, a private country club in Medina, Minnesota, for a purchase price of $4.7 million. Due to the timing of this acquisition, the purchase price allocation was not yet available for disclosure as of the date these financial statements were available to be issued.

On June 20, 2017, we borrowed $20.0 million on the revolving credit facility.

On July 9, 2017, our board of directors declared a cash dividend of $8.5 million, or $0.13 per share of common stock, to all common stockholders of record at the close of business on July 21, 2017. This dividend is expected to be paid on July 28, 2017.

On July 9, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Constellation Club Parent, Inc., a Delaware corporation (“Parent”), Constellation Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and Holdings. Parent and Merger Sub are affiliates of certain funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”). The Merger Agreement provides for the merger of Merger Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (other than certain shares owned by us, Parent or any of our or Parent’s direct or indirect wholly owned subsidiaries) will be converted into the right to receive $17.12 per share in cash, without interest and subject to tax withholding (the “Merger Consideration”).
The Merger Agreement contains representations, warranties and covenants of Holdings, including a covenant which obligates us to generally conduct our business in the ordinary course of business in all material respects consistent with past practice from the date of the Merger Agreement through the Effective Time and restricts our ability to take certain actions, including our ability to declare and/or pay dividends (other than the one-time quarterly dividend of $0.13 per share declared on July 9, 2017) and to repurchase shares of our common stock under our share repurchase program.
The Merger Agreement also provides for certain termination rights for both us and Parent. We are obligated to pay Parent a termination fee of $34.2 million in certain circumstances, including (a) if our board of directors changes its recommendation and Parent terminates the Merger Agreement, (b) if, among other things, our stockholders do not approve the Merger Agreement at the stockholder meeting or the Merger is not consummated by the Outside Date (as such term is defined in the Merger Agreement) and we enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) within 12 months after such termination, or (c) if we terminate the Merger Agreement in accordance with certain procedures set forth in the Merger Agreement in order to enter into a definitive agreement with a third party with respect to a Superior Proposal. The Merger Agreement also provides that Parent will be required to pay us a reverse termination fee of $74.2 million if (x) the conditions to our closing obligation are satisfied, (y) Parent and Merger Sub fail to consummate the closing when required and (z) we terminate the Merger Agreement after notifying Parent that we are irrevocably ready, willing and able to consummate the closing. In addition, we will be required to reimburse all fees and expenses that Parent incurred in connection with the Merger Agreement and the transactions contemplated thereby, up to $6.25 million, if the Merger Agreement is terminated by Parent due to a material breach by us of our obligations under the Merger Agreement or if the Merger Agreement is terminated by either Parent or us due to a failure to obtain our stockholders’ approval of the Merger Agreement.
The Merger has been unanimously approved by our board of directors. Closing of the transaction is subject to the approval of our stockholders, regulatory approvals and customary conditions and is expected to close in the fourth quarter of 2017.

The Wells Fargo Mortgage Loan contains language whereby we would be in default upon a change in control. Effective on July 9, 2017, we obtained a waiver to this change in control event of default as it relates to The Merger.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated condensed financial statements and related notes included in “Item 1. Financial Statements” of this quarterly report and in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 2016 contained in our annual report on Form 10-K, as amended by the Form 10-K/A filed on March 27, 2017 and the Form 10-K/A filed on April 26, 2017 (“2016 Annual Report”).

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

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, the inability to complete the Merger due to the failure to obtain stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Merger;

•	the effect of the announcement of the Merger on our relationships with our members, operating results and business generally;

•	the risk that certain approvals or consents will not be received in a timely manner or that the Merger will not be consummated in a timely manner; and

•	other factors described herein and in our 2016 Annual Report filed with the Securities and Exchange Commission (“SEC”).

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

Overview
We are a leading owner-operator of private golf and country clubs and business, sports and alumni clubs in North America. As of June 13, 2017, our portfolio of 204 owned or operated clubs, with over 184,000 memberships, served over 430,000 individual members. Our operations are organized into two principal business segments: (1) golf and country clubs and (2) business, sports and alumni clubs. We own, lease or operate through joint ventures 152 golf and country clubs and manage eight golf and country clubs. Likewise, we lease or operate through a joint venture 41 business, sports and alumni clubs and manage three business, sports and alumni clubs. We are the largest owner of private golf and country clubs in the United States and own the underlying real estate for 129 of our 160 golf and country clubs. Our golf and country clubs include 137 private country clubs, 16 semi-private clubs and seven public golf courses. Our business, sports and alumni clubs include 29 business clubs, 7 business and sports clubs, six alumni clubs, and two sports clubs. Our facilities are located in 27 states, the District of Columbia and two foreign countries.

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

Recent Developments
On July 9, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of certain funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, LLC pursuant to which affiliates of the Apollo Funds will acquire us for $17.12 per share in an all-cash transaction. The transaction has been unanimously approved by our board of directors. Closing of the transaction is subject to the approval of our stockholders, regulatory approvals and customary conditions and is expected to close in the fourth quarter of 2017. As a result of the transaction, we will become a wholly-owned subsidiary of affiliates of the Apollo Funds and our shares of common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
For additional information regarding this transaction, see Note 17 to the consolidated condensed financial statements within Item 1 of this report on Form 10-Q.
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

We offer various programs at our clubs designed to minimize future attrition rates by increasing member satisfaction and usage. These include programs that are designed to engage current and newly enrolled members in activities and groups that go beyond their home club. Additionally, these programs may grant our members discounts on meals and other items in order to increase their familiarity with and usage of their club’s amenities. One such program is our Optimal Network Experiences program (“O.N.E.”), an upgrade product that combines what we refer to as “comprehensive club, community and world benefits”. With this offering, members typically receive 50% off a la carte dining at their home club; preferential offerings to clubs in their community (including those owned by us), as well as at local spas, restaurants and other venues; and complimentary privileges currently to more than 300 golf and country, business, sporting and athletic clubs when traveling outside of their community with additional offerings and discounts to more than 1,000 renowned hotels, resorts, restaurants and entertainment venues. As of June 13, 2017 and December 27, 2016, approximately 56% and 54% of our memberships were enrolled in one or more of our upgrade programs, respectively. As of June 13, 2017, 156 of our clubs offered O.N.E., compared to 153 as of December 27, 2016.

The following table presents our membership counts for clubs which we own, lease or operate through a joint venture, excluding managed clubs, at the end of the periods indicated.

	June 13, 2017	December 27, 2016	Change	% Change
Golf and Country Clubs (1)	124,028	120,076	3,952	3.3%
Business, Sports and Alumni Clubs (1)	50,320	50,149	171	0.3%
Total memberships at end of period (1)	174,348	170,225	4,123	2.4%
_______________________

(1)
Membership counts exclude memberships at managed clubs. As of June 13, 2017, we had 9,692 memberships at managed clubs, including 4,314 memberships at golf and country clubs and 5,378 memberships at business, sports and alumni clubs, excluding certain international club memberships.

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

The table below summarizes the number and type of club acquisitions and dispositions during the periods indicated:

	Golf & Country Clubs					Business, Sports & Alumni Clubs
Acquisitions / (Dispositions)	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total	Owned Clubs	Leased Clubs	Managed	Joint Venture	Total
December 29, 2015	124	18	10	6	158	1	44	3	1	49
First Quarter 2016 (1)	2	—	(1)	—	1	(1)	—	—	—	(1)
Second Quarter 2016 (2)	—	—	1	—	1	—	—	—	—	—
Third Quarter 2016 (3)	1	—	(1)	—	—	—	—	—	—	—
Fourth Quarter 2016 (4)	—	(1)	—	—	(1)	—	(1)	—	—	(1)
December 27, 2016	127	17	9	6	159	—	43	3	1	47
First Quarter 2017 (5)	3	—	—	—	3	—	(2)	—	—	(2)
Second Quarter 2017 (6)	(1)	—	(1)	—	(2)	—	(1)	—	—	(1)
June 13, 2017	129	17	8	6	160	—	40	3	1	44
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

(5)
In January 2017, we ceased operating The Club at Key Center, a leased business club in Cleveland, Ohio. In February 2017, we purchased Eagle’s Nest Country Club, a private country club in Phoenix, Maryland, and North Hills Country Club, a private country club in Glenside, Pennsylvania. In March 2017, we purchased Norbeck Country Club, a private country club in Rockville, Maryland. Additionally, in March 2017, we ceased operating Piedmont Club, a leased business and sports club in Winston-Salem, North Carolina.

(6)
In April 2017, we purchased Oakhurst Golf and Country Club, a private country club in Clarkston, Michigan, and terminated the management agreement with Cateechee Golf Club, a public golf facility located in Hartwell, Georgia. In June 2017, we ceased operating Houston City Club, a leased business and sports club in Houston, Texas. Additionally, in June 2017, we sold Heron Bay Golf Club, a private country club in Locust Grove, Georgia, and Georgia National Golf Club, a private country club in McDonough, Georgia.

Subsequent to June 13, 2017, on June 20, 2017, we purchased Medina Golf and Country Club, a private country club in Medina, Minnesota.

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

The following table provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended		Four Quarters Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016	June 13, 2017
	(in thousands)
Net income (loss)	$791	$5,750	$(6,715)	$(2,563)	$(127)
Interest expense	19,234	19,938	38,784	40,358	85,614
Income tax (benefit) expense	(1,499)	4,078	(6,012)	(1,459)	(3,205)
Interest and investment income	(155)	(127)	(320)	(253)	(675)
Depreciation and amortization	25,384	24,355	50,380	48,569	109,011
EBITDA	$43,755	$53,994	$76,117	$84,652	$190,618
Impairments and disposition of assets (1)	6,133	3,238	9,067	6,155	19,886
Income from divested clubs (2)	(71)	(373)	(166)	(342)	(694)
Non-cash adjustments (3)	—	(842)	—	(379)	634
Acquisition related costs (4)	1,213	257	1,808	943	2,274
Capital structure costs (5)	770	208	770	950	1,660
Centralization and transformation costs (6)	6,646	2,061	9,044	4,479	14,371
Other adjustments (7)	1,308	1,184	3,538	2,270	6,343
Equity-based compensation expense (8)	2,138	1,830	4,077	3,000	8,082
Deferred revenue adjustment (9)	1,000	1,302	2,066	2,690	4,780
Adjusted EBITDA	$62,892	$62,859	$106,321	$104,418	$247,954

The following table provides a reconciliation of net cash provided by operating activities to Adjusted EBITDA for the periods indicated:

	Twelve Weeks Ended		Twenty-Four Weeks Ended		Four Quarters Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016	June 13, 2017
	(in thousands)
Net cash provided by operating activities	$44,679	$47,925	$62,386	$70,236	$149,804
Interest expense	19,234	19,938	38,784	40,358	85,614
Income tax (benefit) expense	(1,499)	4,078	(6,012)	(1,459)	(3,205)
Interest and investment income	(155)	(127)	(320)	(253)	(675)
Income from divested clubs (2)	(71)	(373)	(166)	(342)	(694)
Non-cash adjustments (3)	—	(842)	—	(379)	634
Acquisition related costs (4)	1,213	257	1,808	943	2,274
Capital structure costs (5)	770	208	770	950	1,660
Centralization and transformation costs (6)	6,646	2,061	9,044	4,479	14,371
Other adjustments (7)	1,308	1,184	3,538	2,270	6,343
Deferred revenue adjustment (9)	1,000	1,302	2,066	2,690	4,780
Certain adjustments to reconcile net income (loss) to operating cash flows (10)	(10,233)	(12,752)	(5,577)	(15,075)	(12,952)
Adjusted EBITDA	$62,892	$62,859	$106,321	$104,418	$247,954
______________________

The following footnotes relate to the two preceding tables.

(1)
Includes non-cash impairment charges related to property and equipment and intangible assets and loss on disposals of assets (including property and equipment disposed of in connection with renovations).

(2)	Net income from divested clubs that do not qualify as discontinued operations in accordance with GAAP.

(3)	Includes non-cash items related to purchase accounting associated with the acquisition of CCI in 2006 by affiliates of KSL.

(4)	Represents legal and professional fees related to the acquisition of clubs.

(5)	Represents legal and professional fees related to our capital structure, including debt issuance and amendment costs and equity offering costs.

(6)
Includes fees and expenses associated with initial compliance with SOX 404(b), which were primarily incurred in fiscal year 2015 and the twelve weeks ended March 22, 2016, and related centralization and transformation of administrative processes, finance processes and related IT systems.

(7)
Represents adjustments permitted by the credit agreement governing the Secured Credit Facilities including cash distributions from equity method investments less equity in earnings recognized for said investments, professional and legal fees associated with our strategic alternatives review, income or loss attributable to non-controlling equity interests, expenses paid to an affiliate of KSL and legal settlements.

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

(10)
Includes the following adjustments to reconcile net income (loss) to net cash provided by operating activities from our consolidated condensed statements of cash flows: Net change in prepaid expenses and other assets, net change in receivables and membership notes, net change in accounts payable and accrued liabilities, net change in other current liabilities, bad debt expense, equity in loss (earnings) from unconsolidated ventures, gain on investment in unconsolidated ventures, distribution from investment in unconsolidated ventures, debt issuance costs and term loan discount, accretion of discount on member deposits, net change in deferred tax assets and liabilities and net change in other long-term liabilities. Certain other adjustments to reconcile net income (loss) to net cash provided by operating activities are not included as they are excluded from both net cash provided by operating activities and Adjusted EBITDA.

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

Results of Operations

The following table presents our consolidated condensed statements of operations as a percent of total revenues for the periods indicated:

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 13, 2017	% of Revenue	June 14, 2016	% of Revenue	June 13, 2017	% of Revenue	June 14, 2016	% of Revenue
	(in thousands, except per share amounts)
Revenues:
Club operations	$194,780	70.5%	$189,203	70.3%	$360,941	72.5%	$349,892	72.3%
Food and beverage	80,366	29.1%	78,941	29.3%	134,427	27.0%	131,797	27.2%
Other revenues	1,207	0.4%	830	0.3%	2,263	0.5%	2,158	0.4%
Total revenues	276,353		268,974		497,631		483,847

Direct and selling, general and administrative expenses:
Club operating costs exclusive of depreciation	175,953	63.7%	170,157	63.3%	322,250	64.8%	312,511	64.6%
Cost of food and beverage sales exclusive of depreciation	26,480	9.6%	25,498	9.5%	46,141	9.3%	44,338	9.2%
Depreciation and amortization	25,384	9.2%	24,355	9.1%	50,380	10.1%	48,569	10.0%
Provision for doubtful accounts	806	0.3%	704	0.3%	1,715	0.3%	1,084	0.2%
Loss on disposals of assets	1,957	0.7%	2,738	1.0%	4,891	1.0%	5,655	1.2%
Impairment of assets	4,176	1.5%	500	0.2%	4,176	0.8%	500	0.1%
Equity in earnings from unconsolidated ventures	(1,448)	(0.5)%	(2,118)	(0.8)%	(3,629)	(0.7)%	(2,103)	(0.4)%
Selling, general and administrative	24,674	8.9%	17,501	6.5%	45,970	9.2%	37,210	7.7%
Operating income	18,371	6.6%	29,639	11.0%	25,737	5.2%	36,083	7.5%

Interest and investment income	155	0.1%	127	—%	320	0.1%	253	0.1%
Interest expense	(19,234)	(7.0)%	(19,938)	(7.4)%	(38,784)	(7.8)%	(40,358)	(8.3)%
(Loss) income before income taxes	(708)	(0.3)%	9,828	3.7%	(12,727)	(2.6)%	(4,022)	(0.8)%
Income tax benefit (expense)	1,499	0.5%	(4,078)	(1.5)%	6,012	1.2%	1,459	0.3%
NET INCOME (LOSS)	791	0.3%	5,750	2.1%	(6,715)	(1.3)%	(2,563)	(0.5)%
Net income attributable to noncontrolling interests	(123)	—%	(171)	(0.1)%	(140)	—%	(272)	(0.1)%
Net income (loss) attributable to ClubCorp	$668	0.2%	$5,579	2.1%	$(6,855)	(1.4)%	$(2,835)	(0.6)%

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	64,555		64,518		64,498		64,496
WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	64,555		64,556		64,498		64,496

EARNINGS PER COMMON SHARE:
Net income (loss) attributable to ClubCorp, Basic	$0.01		$0.08		$(0.11)		$(0.05)
Net income (loss) attributable to ClubCorp, Diluted	$0.01		$0.08		$(0.11)		$(0.05)

Comparison of the Twelve Weeks Ended June 13, 2017 and June 14, 2016

The following table presents key financial information derived from our consolidated condensed statements of operations for the twelve weeks ended June 13, 2017 and June 14, 2016.

	Twelve Weeks Ended
	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Total revenues	$276,353	$268,974	$7,379	2.7%
Club operating costs and expenses exclusive of depreciation (1)	203,239	196,359	6,880	3.5%
Depreciation and amortization	25,384	24,355	1,029	4.2%
Loss on disposals of assets	1,957	2,738	(781)	(28.5)%
Impairment of assets	4,176	500	3,676	735.2%
Equity in earnings from unconsolidated ventures	(1,448)	(2,118)	670	31.6%
Selling, general and administrative	24,674	17,501	7,173	41.0%
Operating income	18,371	29,639	(11,268)	(38.0)%
Interest and investment income	155	127	28	22.0%
Interest expense	(19,234)	(19,938)	704	3.5%
(Loss) income before income taxes	(708)	9,828	(10,536)	(107.2)%
Income tax benefit (expense)	1,499	(4,078)	5,577	136.8%
Net income	$791	$5,750	$(4,959)	(86.2)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $276.4 million for the twelve weeks ended June 13, 2017 increased $7.4 million, or 2.7%, over the twelve weeks ended June 14, 2016. Same store golf and country club revenue increased by $3.8 million driven primarily by increases in same store dues, food and beverage revenue and golf operations revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue decreased $0.3 million primarily due to decreases in food and beverage revenue offset by increases in other revenue and same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”. Additionally, total revenue attributable to golf and country club properties added in 2016 and 2017 increased $5.1 million. Revenue from other operations increased $1.5 million, including $0.7 million in reimbursements for certain operating costs at same store managed clubs. Revenue related to divested clubs decreased $3.0 million, including $0.6 million in reimbursements for certain operating costs at divested managed clubs. The reimbursements for operating costs at managed clubs do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $203.2 million for the twelve weeks ended June 13, 2017 increased $6.9 million, or 3.5%, compared to the twelve weeks ended June 14, 2016. The increase is largely due to $5.6 million of club operating costs and expenses from club properties added in 2016 and 2017, a $1.4 million increase in variable labor costs, food and beverage cost of goods sold and retail cost of goods sold associated with higher revenues, a $0.8 million increase in service fees and a $0.5 million increase in rent offset by a $2.1 million decrease in costs related to divested clubs. Additionally, certain operating costs increased $0.7 million at same store managed clubs and decreased $0.6 million at divested managed clubs. These operating costs at managed clubs are offset by reimbursements recorded within revenue, resulting in no net impact on operating income. The remaining change is primarily comprised of an increase in other expenses.

Depreciation and amortization expense increased $1.0 million, or 4.2%, during the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016. Depreciation expense increased $1.4 million due to our increased fixed asset balances primarily related to club acquisitions, along with the related impact of reinvention and expansion capital spend. Amortization expense decreased $0.4 million largely due to trade names and member relationships that were fully amortized during fiscal year 2016. During the twelve weeks ended June 13, 2017, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni Clubs was $20.7 million and $2.4 million, respectively. During the twelve weeks ended June 14, 2016, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni clubs was $19.9 million and $2.7 million, respectively. These expenses were primarily comprised of depreciation on our property and equipment and amortization of intangibles related to management contracts.

Loss on disposal of assets for the twelve weeks ended June 13, 2017 and June 14, 2016 of $2.0 million and $2.7 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations. Our losses for the twelve weeks ended June 13, 2017 and June 14, 2016 were offset by $2.8 million and $0.5 million, respectively, of insurance proceeds received primarily related to rain and flooding events, that occurred during fiscal year 2016. During the twelve weeks ended June 13, 2017, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $1.7 million and $0.2 million, respectively. During the twelve weeks ended June 14, 2016, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni clubs was $2.7 million and $0.1 million, respectively. These expenses related primarily to asset retirements associated with our club reinventions and in the ordinary course of business offset by insurance proceeds received primarily related to rain and flooding events, that occurred during fiscal year 2016.

Impairment of assets of $4.2 million and $0.5 million for the twelve weeks ended June 13, 2017 and June 14, 2016, respectively, were largely comprised of impairment losses to property and equipment at certain of our clubs to adjust the carrying amount of certain property and equipment to its fair value, including assets at two golf and country clubs which were divested during the twelve weeks ended June 13, 2017, and impairment losses to management contract intangible assets. During the twelve weeks ended June 13, 2017 and June 14, 2016, impairment of assets for Golf and Country Clubs was $3.5 million and zero, respectively. During the twelve weeks ended June 13, 2017 and June 14, 2016, impairment of assets for Business, Sports and Alumni Clubs was $0.7 million and $0.5 million, respectively.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was $1.4 million and $2.1 million for the twelve weeks ended June 13, 2017 and June 14, 2016, respectively.

Selling, general and administrative expenses of $24.7 million for the twelve weeks ended June 13, 2017 increased $7.2 million, or 41.0%, compared to the twelve weeks ended June 14, 2016. The major components of selling, general and administrative expenses are shown in the table below.

	Twelve Weeks Ended
Components of selling, general and administrative expense (1)	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$22,715	$16,361	$6,354	38.8%
Capital structure costs	770	207	563	272.0%
Equity-based compensation	1,189	933	256	27.4%
Selling, general and administrative	$24,674	$17,501	$7,173	41.0%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $22.7 million for the twelve weeks ended June 13, 2017, an increase of $6.4 million, or 38.8%, compared to the twelve weeks ended June 14, 2016. This included increased costs of $4.4 million related to the design and implementation phase of our centralization and transformation of administrative processes, finance processes and related IT systems, an increase of $1.0 million in professional and legal fees associated with our strategic alternatives review and an increase of $0.5 million in acquisition costs. The remaining change is comprised of an increase in general and administrative expenses.

Capital structure costs included within selling, general and administrative expenses of $0.8 million and $0.2 million during the twelve weeks ended June 13, 2017 and June 14, 2016, respectively, were comprised of costs related to amendments to the credit agreement governing the Secured Credit Facilities.

Interest expense totaled $19.2 million and $19.9 million for the twelve weeks ended June 13, 2017 and June 14, 2016, respectively. The $0.7 million decrease in interest expense is primarily comprised of a $0.7 million decrease in interest on the term loan facility due primarily to a lower principal balance outstanding and a lower interest rate during the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016. During the twelve weeks ended June 13, 2017, interest expense for Golf and Country Clubs and Business, Sports and Alumni Clubs was $4.4 million and $0.9 million, respectively. During the twelve weeks ended June 14, 2016, interest expense for Golf and Country Clubs and Business, Sports and Alumni clubs was $4.7 million and $1.0 million, respectively. The interest expense for Golf and Country Clubs was primarily driven by accretion expense related to membership initiation payments along with interest expense related to capital leases. The interest expense for Business, Sports and Alumni Clubs was primarily driven by accretion expense related to membership initiation payments.

Income tax benefit for the twelve weeks ended June 13, 2017 increased $5.6 million compared to the twelve weeks ended June 14, 2016, and the effective tax rates were 211.7% and 41.5% for the twelve weeks ended June 13, 2017 and June 14, 2016, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twelve weeks ended June 13, 2017 and June 14, 2016, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the twelve weeks ended June 13, 2017 and June 14, 2016:

	Twelve Weeks Ended
Consolidated Summary	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Total Revenue	$276,353	$268,974	$7,379	2.7%

Golf and Country Clubs Adjusted EBITDA (1)	$66,062	$66,067	$(5)	—%
Business, Sports and Alumni Clubs Adjusted EBITDA (1)	9,723	10,194	(471)	(4.6)%
Corporate expenses and other operations	(12,893)	(13,402)	509	3.8%
Adjusted EBITDA	$62,892	$62,859	$33	0.1%
_______________________________

(1)
See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and for a reconciliation of Golf and Country Clubs Adjusted EBITDA and Business, Sports and Alumni Clubs Adjusted EBITDA to (loss) income before income taxes.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twelve weeks ended June 13, 2017 and the twelve weeks ended June 14, 2016. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Golf and Country Club Segment	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$100,750	$98,468	$2,282	2.3%
Food and Beverage	54,563	53,479	$1,084	2.0%
Golf Operations	51,612	51,146	$466	0.9%
Other	13,623	13,639	$(16)	(0.1)%
Revenue	$220,548	$216,732	$3,816	1.8%
Club operating costs and expenses exclusive of depreciation	$154,770	$150,995	$3,775	2.5%
Adjusted EBITDA	$65,778	$65,737	$41	0.1%
Adjusted EBITDA Margin	29.8%	30.3%	(50) bps	(1.7)%

New or Acquired Clubs
Revenue	$7,311	$2,187	$5,124	NM
Club operating costs and expenses exclusive of depreciation	$7,027	$1,857	$5,170	NM
Adjusted EBITDA	$284	$330	$(46)	NM

Total Golf and Country Clubs
Revenue	$227,859	$218,919	$8,940	4.1%
Club operating costs and expenses exclusive of depreciation	$161,797	$152,852	$8,945	5.9%
Adjusted EBITDA	$66,062	$66,067	$(5)	—%
Adjusted EBITDA Margin	29.0%	30.2%	(120) bps	(4.0)%

Total memberships, excluding managed club memberships	124,028	119,703	4,325	3.6%

Total revenue for same store golf and country clubs increased $3.8 million, or 1.8%, for the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016 due primarily to increases in same store dues, food and beverage revenue and golf operations revenue. Same store dues revenue increased $2.3 million, or 2.3%, due primarily to an increase in same store memberships and greater club participation in the O.N.E. program. Food and beverage revenue increased $1.1 million, or 2.0%, due primarily to a 2.3% increase in a la carte revenue. Golf operations revenue increased $0.5 million, or 0.9%, due largely to higher cart fee and greens fee revenue as a result of favorable weather leading to more golf rounds and an increase in retail sales.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $3.2 million, or 2.5%, for the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016. The increase is primarily related to higher payroll expense, higher administrative expenses and higher retail cost of sales due primarily to increases in retail sales. These operating costs, as a percentage of total same store club revenue, were 61.5% and 61.1% for the same periods, respectively.

Costs of food and beverage sales for same store golf and country clubs increased $0.5 million, or 2.8%, for the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016, due primarily to increases in food and beverage sales primarily driven by increased usage of the O.N.E. program. These costs, as a percentage of food and beverage revenues, were 35.1% and 34.8% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs remained flat for the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016, largely due to an increase in higher margin dues revenue primarily driven by an increase in same store membership, offset by an increase in club operating costs. As a result, same store Adjusted EBITDA margin for the twelve weeks ended June 13, 2017 decreased 50 basis points over the twelve weeks ended June 14, 2016.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twelve weeks ended June 13, 2017 and the twelve weeks ended June 14, 2016. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twelve Weeks Ended
Business, Sports and Alumni Club Segment	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$17,469	$17,342	$127	0.7%
Food and Beverage	23,142	23,792	(650)	(2.7)%
Other	2,272	2,024	248	12.3%
Revenue	$42,883	$43,158	$(275)	(0.6)%
Club operating costs and expenses exclusive of depreciation	$33,156	$32,953	$203	0.6%
Adjusted EBITDA	$9,727	$10,205	$(478)	(4.7)%
Adjusted EBITDA Margin	22.7%	23.6%	(90) bps	(3.8)%

New or Acquired Clubs
Revenue	$—	$—	$—	NM
Club operating costs and expenses exclusive of depreciation	$4	$11	$(7)	NM
Adjusted EBITDA	$(4)	$(11)	$7	NM

Total Business, Sports and Alumni Clubs
Revenue	$42,883	$43,158	$(275)	(0.6)%
Club operating costs and expenses exclusive of depreciation	$33,160	$32,964	$196	0.6%
Adjusted EBITDA	$9,723	$10,194	$(471)	(4.6)%
Adjusted EBITDA Margin	22.7%	23.6%	(90) bps	(3.8)%

Total memberships, excluding managed club memberships	50,320	50,335	(15)	—%

Total revenues for same store business, sports and alumni clubs decreased $0.3 million, or 0.6%, for the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016 primarily due to a decrease in food and beverage revenue, partially offset by an increase in other revenue and same store dues. Food and beverage revenue decreased $0.7 million, or 2.7%, due primarily to a decrease in private party revenue and a la carte revenue. Dues revenue increased $0.1 million, or 0.7%, due to an increase in upgrade dues related to the O.N.E program partially offset by a decline in same store social memberships.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs increased $0.2 million, or 0.6%, for the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016. The increase is largely due to an increase in rent expense. These operating costs, as a percentage of total same store club revenue, were 62.8% and 62.0% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs remained flat for the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016. These costs, as a percentage of food and beverage revenues, were 26.9% and 26.0% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs decreased $0.5 million, or 4.7%, for the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016, largely due to an increase in club operating costs and a decline in same store social memberships. Same store Adjusted EBITDA margin for the twelve weeks ended June 13, 2017 decreased 90 basis points compared to the twelve weeks ended June 14, 2016.

Corporate expenses and other operations

The following table presents financial information for corporate expenses and other operations, which is comprised primarily of activities not related to our two business segments, for the twelve weeks ended June 13, 2017 and June 14, 2016.

	Twelve Weeks Ended
	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Corporate expenses and other operations	$(12,893)	$(13,402)	$509	3.8%

Corporate expenses and other operations decreased $0.5 million, or 3.8%, for the twelve weeks ended June 13, 2017 compared to the twelve weeks ended June 14, 2016 largely due to a $0.6 million decrease in insurance expense. This decrease was partially offset by an increase of $0.1 million in other corporate expenses.

Comparison of the Twenty-Four Weeks Ended June 13, 2017 and June 14, 2016

The following table presents key financial information derived from our consolidated condensed statements of operations for the twenty-four weeks ended June 13, 2017 and June 14, 2016.

	Twenty-Four Weeks Ended
	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Total revenues	$497,631	$483,847	$13,784	2.8%
Club operating costs and expenses exclusive of depreciation (1)	370,106	357,933	12,173	3.4%
Depreciation and amortization	50,380	48,569	1,811	3.7%
Loss on disposals of assets	4,891	5,655	(764)	(13.5)%
Impairment of assets	4,176	500	3,676	735.2%
Equity in earnings from unconsolidated ventures	(3,629)	(2,103)	(1,526)	(72.6)%
Selling, general and administrative	45,970	37,210	8,760	23.5%
Operating income	25,737	36,083	(10,346)	(28.7)%
Interest and investment income	320	253	67	26.5%
Interest expense	(38,784)	(40,358)	1,574	3.9%
Loss before income taxes	(12,727)	(4,022)	(8,705)	(216.4)%
Income tax benefit	6,012	1,459	4,553	312.1%
Net loss	$(6,715)	$(2,563)	$(4,152)	(162.0)%
__________________________

(1)	Comprised of club operating costs, cost of food and beverage sales and provision for doubtful accounts.

Total revenues of $497.6 million for the twenty-four weeks ended June 13, 2017 increased $13.8 million, or 2.8%, over the twenty-four weeks ended June 14, 2016. Same store golf and country club revenue increased by $9.0 million driven primarily by increases in same store dues, golf operations revenue and food and beverage revenue. These factors are discussed below under “Segment Operations—Golf and Country Clubs”. In addition, our same store business, sports and alumni club segment revenue remained flat primarily due to a decrease in food and beverage revenue offset by increases in other revenue and same store dues. These factors are discussed below under “Segment Operations—Business, Sports and Alumni Clubs”. Additionally, total revenue attributable to golf and country club properties added in 2016 and 2017 increased $7.2 million. Revenue from other operations increased $2.0 million, including $1.1 million in reimbursements for certain operating costs at same store managed clubs. Revenue related to divested clubs decreased $4.7 million, including $0.9 million in reimbursements for certain operating costs at divested managed clubs. The reimbursements for operating costs at managed clubs do not include a markup and have no net impact on operating income, as such costs are included within club operating costs and expenses.

Club operating costs and expenses totaling $370.1 million for the twenty-four weeks ended June 13, 2017 increased $12.2 million, or 3.4%, compared to the twenty-four weeks ended June 14, 2016. The increase is largely due to $8.2 million of club operating costs and expenses from club properties added in 2016 and 2017, a $2.8 million increase in variable labor costs, food and beverage cost of goods sold and retail cost of goods sold associated with higher revenues, a $1.9 million increase in insurance expense related to higher claims, a $1.5 million increase in service fees, a $0.6 million increase in rent, a $0.5 million increase in equity-based compensation offset by a $3.7 million decrease in costs related to divested clubs. Additionally, certain operating costs at managed clubs increased $1.1 million at same store clubs and decreased $0.9 million at divested clubs. These operating costs at managed clubs are offset by reimbursements recorded within revenue, resulting in no net impact on operating income. The remaining change is primarily comprised of an increase in other expenses.

Depreciation and amortization expense increased $1.8 million, or 3.7%, during the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016. Depreciation expense increased $2.6 million due to our increased fixed asset balances primarily related to club acquisitions, along with the related impact of reinvention and expansion capital spend. Amortization expense decreased $0.8 million largely due to trade names and member relationships that were fully amortized during fiscal year 2016. During the twenty-four weeks ended June 13, 2017, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni Clubs was $41.1 million and $4.9 million, respectively. During the twenty-four weeks ended June 14, 2016, depreciation and amortization for Golf and Country Clubs and Business, Sports and Alumni

clubs was $39.7 million and $5.4 million, respectively. These expenses were primarily comprised of depreciation on our property and equipment and amortization of intangibles related to management contracts.

Loss on disposal of assets for the twenty-four weeks ended June 13, 2017 and June 14, 2016 of $4.9 million and $5.7 million, respectively, were largely comprised of losses on asset retirements during the normal course of business, including property and equipment disposed of in connection with our increased capital spend on reinventions and renovations. Our losses for the twenty-four weeks ended June 13, 2017 and June 14, 2016 were offset by $2.9 million and $0.5 million, respectively, of insurance proceeds received primarily related to rain and flooding events, that occurred during fiscal year 2016. During the twenty-four weeks ended June 13, 2017, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni Clubs was $4.6 million and $0.3 million, respectively. During the twenty-four weeks ended June 14, 2016, loss on disposal of assets for Golf and Country Clubs and Business, Sports and Alumni clubs was $5.2 million and $0.3 million, respectively. These expenses related primarily to asset retirements associated with our club reinventions and in the ordinary course of business offset by insurance proceeds received primarily related to rain and flooding events, that occurred during fiscal year 2016.

Impairment of assets of $4.2 million and $0.5 million for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively, were largely comprised of impairment losses to property and equipment at certain of our clubs to adjust the carrying amount of certain property and equipment to its fair value, including assets at two golf and country clubs which were divested during the twelve weeks ended June 13, 2017 and impairment losses to management contract intangible assets. During the twenty-four weeks ended June 13, 2017 and June 14, 2016, impairment of assets for Golf and Country Clubs was $3.5 million and zero, respectively. During the twenty-four weeks ended June 13, 2017 and June 14, 2016, impairment of assets for Business, Sports and Alumni Clubs was $0.7 million and $0.5 million, respectively.

We recognize the earnings of one of our unconsolidated ventures, Avendra, LLC, within equity in earnings or within interest and investment income, depending on the timing of cash distributions and the investment balance. Equity in earnings from unconsolidated ventures was $3.6 million and $2.1 million for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively.

Selling, general and administrative expenses of $46.0 million for the twenty-four weeks ended June 13, 2017 increased $8.8 million, or 23.5%, compared to the twenty-four weeks ended June 14, 2016. The major components of selling, general and administrative expenses are shown in the table below.

	Twenty-Four Weeks Ended
Components of selling, general and administrative expense (1)	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs	$42,833	$34,527	$8,306	24.1%
Capital structure costs	772	950	(178)	(18.7)%
Equity-based compensation	2,365	1,733	632	36.5%
Selling, general and administrative	$45,970	$37,210	$8,760	23.5%
______________________

(1)
Selling, general and administrative expense, excluding equity-based compensation and capital structure costs, is a non-GAAP financial measure. We believe this measure is informative to investors because excluding capital structure costs and equity-based compensation will allow investors to more meaningfully compare our results between periods.

Selling, general and administrative expenses, excluding equity-based compensation and capital structure costs, were $42.8 million for the twenty-four weeks ended June 13, 2017, an increase of $8.3 million, or 24.1%, compared to the twenty-four weeks ended June 14, 2016. This included increased costs of $6.2 million related to the design and implementation phase of our centralization and transformation of administrative processes, finance processes and related IT systems, an increase of $3.0 million in legal settlement expenses and an increase of $1.3 million in professional and legal fees associated with our strategic alternatives review. These increases were offset by $1.9 million of lower costs related to our initial compliance with SOX 404(b) and a $0.7 million decrease in severance expense. We also had a $0.4 million decrease in ongoing support costs, including payroll, costs related to software agreements and service fees as part of our centralization and transformation of administrative processes, finance processes and related IT systems. The remaining change is comprised of an increase in general and administrative expenses.

Capital structure costs included within selling, general and administrative expenses of $0.8 million and $1.0 million during the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively, were comprised of costs related to amendments to the credit agreement governing the Secured Credit Facilities.

Interest expense totaled $38.8 million and $40.4 million for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively. The $1.6 million decrease in interest expense is primarily comprised of a $1.3 million decrease in interest on the term loan facility due primarily to a lower principal balance outstanding and a lower interest rate during the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016 and a $0.3 million decrease in interest on our mortgage loans due primarily to a lower interest rate during the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016. During the twenty-four weeks ended June 13, 2017, interest expense for Golf and Country Clubs and Business, Sports and Alumni Clubs was $8.8 million and $1.7 million, respectively. During the twenty-four weeks ended June 14, 2016, interest expense for Golf and Country Clubs and Business, Sports and Alumni clubs was $9.3 million and $2.1 million, respectively. The interest expense for Golf and Country Clubs was primarily driven by accretion expense related to membership initiation payments along with interest expense related to capital leases. The interest expense for Business, Sports and Alumni Clubs was primarily driven by accretion expense related to membership initiation payments.

Income tax benefit for the twenty-four weeks ended June 13, 2017 increased $4.6 million compared to the twenty-four weeks ended June 14, 2016, and the effective tax rates were 47.2% and 36.3% for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively. The amount of tax expense or benefit recognized in interim financial statements is determined by multiplying the year-to-date pre-tax income or loss by the annual effective tax rate, which is an estimate of the expected relationship between tax expense or benefit for the full year to the pre-tax income or loss for the full year (pre-tax income or loss excluding unusual or infrequently occurring discrete items). For the twenty-four weeks ended June 13, 2017 and June 14, 2016, the effective tax rate differed from the statutory federal rate of 35.0% primarily due to state taxes and certain other permanent differences. The relative impact these items have on the effective tax rate varies based on the forecasted amount of pre-tax income or loss for the year.

Segment Operations

The following table presents key financial information for our segments and Adjusted EBITDA for the twenty-four weeks ended June 13, 2017 and June 14, 2016:

	Twenty-Four Weeks Ended
Consolidated Summary	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Total Revenue	$497,631	$483,847	$13,784	2.8%

Golf and Country Clubs Adjusted EBITDA (1)	$118,752	$116,112	$2,640	2.3%
Business, Sports and Alumni Clubs Adjusted EBITDA (1)	16,207	17,115	(908)	(5.3)%
Corporate expenses and other operations	(28,638)	(28,809)	171	0.6%
Adjusted EBITDA	$106,321	$104,418	$1,903	1.8%
_______________________________

(1)
See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and for a reconciliation of Golf and Country Clubs Adjusted EBITDA and Business, Sports and Alumni Clubs Adjusted EBITDA to income (loss) before income taxes.

Golf and Country Clubs

The following table presents key financial information for our golf and country clubs for the twenty-four weeks ended June 13, 2017 and the twenty-four weeks ended June 14, 2016. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twenty-Four Weeks Ended
Golf and Country Club Segment	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$198,941	$193,413	$5,528	2.9%
Food and Beverage	88,926	87,216	$1,710	2.0%
Golf Operations	82,939	81,086	$1,853	2.3%
Other	26,353	26,489	$(136)	(0.5)%
Revenue	$397,159	$388,204	$8,955	2.3%
Club operating costs and expenses exclusive of depreciation	$278,933	$272,496	$6,437	2.4%
Adjusted EBITDA	$118,226	$115,708	$2,518	2.2%
Adjusted EBITDA Margin	29.8%	29.8%	0 bps	—%

New or Acquired Clubs
Revenue	$10,013	$2,816	$7,197	NM
Club operating costs and expenses exclusive of depreciation	$9,487	$2,412	$7,075	NM
Adjusted EBITDA	$526	$404	$122	NM

Total Golf and Country Clubs
Revenue	$407,172	$391,020	$16,152	4.1%
Club operating costs and expenses exclusive of depreciation	$288,420	$274,908	$13,512	4.9%
Adjusted EBITDA	$118,752	$116,112	$2,640	2.3%
Adjusted EBITDA Margin	29.2%	29.7%	(50) bps	(1.7)%

Total memberships, excluding managed club memberships	124,028	119,703	4,325	3.6%

Total revenue for same store golf and country clubs increased $9.0 million, or 2.3%, for the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016 due primarily to increases in same store dues, golf operations revenue and food and beverage revenue. Same store dues revenue increased $5.5 million, or 2.9%, due primarily to an increase in same store memberships and greater club participation in the O.N.E. program. Golf operations revenue increased $1.9 million, or 2.3%, due largely to higher cart fee and greens fee revenue as a result of favorable weather leading to more golf rounds and an increase in retail sales. Food and beverage revenue increased $1.7 million, or 2.0%, due primarily to a 2.4% increase in a la carte revenue.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales, costs of retail sales, golf operations and golf course maintenance expenses, utilities and property taxes. Club operating costs and expenses, excluding costs of food and beverage sales, for same store golf and country clubs increased $5.2 million, or 2.2%, for the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016. The increase is primarily related to higher payroll expense, higher administrative expenses and higher retail cost of sales due primarily to increases in retail sales. These operating costs, as a percentage of total same store club revenue, were 61.9% and 62.0% for the same periods, respectively.

Costs of food and beverage sales for same store golf and country clubs increased $1.2 million, or 3.8%, for the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016, due primarily to increases in food and beverage sales primarily driven by increased usage of the O.N.E. program. These costs, as a percentage of food and beverage revenues, were 37.1% and 36.4% for the same periods, respectively.
Adjusted EBITDA for same store golf and country clubs increased $2.5 million, or 2.2%, for the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016, largely due to an increase in higher margin dues revenue primarily driven by an increase in same store memberships and an increase in golf operations revenue combined with well controlled variable operating costs and expenses. As a result, same store Adjusted EBITDA margin for the twenty-four weeks ended June 13, 2017 remained flat compared to the twenty-four weeks ended June 14, 2016.

Business, Sports and Alumni Clubs

The following table presents key financial information for our business, sports and alumni clubs for the twenty-four weeks ended June 13, 2017 and the twenty-four weeks ended June 14, 2016. Divested clubs are excluded from segment reporting for all periods presented. References to percentage changes that are not meaningful, as new or acquired clubs include different clubs for each period, are denoted by ‘‘NM’’.

	Twenty-Four Weeks Ended
Business, Sports and Alumni Club Segment	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Same Store Clubs
Revenue
Dues	$34,995	$34,886	$109	0.3%
Food and Beverage	41,641	41,923	(282)	(0.7)%
Other	4,487	4,331	156	3.6%
Revenue	$81,123	$81,140	$(17)	—%
Club operating costs and expenses exclusive of depreciation	$64,912	$64,011	$901	1.4%
Adjusted EBITDA	$16,211	$17,129	$(918)	(5.4)%
Adjusted EBITDA Margin	20.0%	21.1%	(110) bps	(5.2)%

New or Acquired Clubs
Revenue	$—	$—	$—	NM
Club operating costs and expenses exclusive of depreciation	$4	$14	$(10)	NM
Adjusted EBITDA	$(4)	$(14)	$10	NM

Total Business, Sports and Alumni Clubs
Revenue	$81,123	$81,140	$(17)	—%
Club operating costs and expenses exclusive of depreciation	$64,916	$64,025	$891	1.4%
Adjusted EBITDA	$16,207	$17,115	$(908)	(5.3)%
Adjusted EBITDA Margin	20.0%	21.1%	(110) bps	(5.2)%

Total memberships, excluding managed club memberships	50,320	50,335	(15)	—%

Total revenues for same store business, sports and alumni clubs remained flat, for the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016 primarily due to a decrease in food and beverage revenue, partially offset by an increase in other revenue and same store dues. Food and beverage revenue decreased $0.3 million, or 0.7%, due primarily to a decrease in private party and a la carte revenue. Dues revenue increased $0.1 million, or 0.3%, due to an increase in upgrade dues related to the O.N.E program partially offset by a decline in same store social memberships.

Club operating costs and expenses include costs such as payroll and payroll related expenses, costs of food and beverage sales and rent. Club operating costs and expenses, excluding costs of food and beverage sales, for same store business, sports and alumni clubs increased $0.7 million, or 1.4%, for the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016. The increase is largely due to an increase in rent expense. These operating costs, as a percentage of total same store club revenue, were 65.7% and 64.8% for the same periods, respectively.

Costs of food and beverage sales for same store business, sports and alumni clubs increased $0.2 million, or 1.5%, for the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016. These costs, as a percentage of food and beverage revenues, were 27.8% and 27.3% for the same periods, respectively.
Adjusted EBITDA for same store business, sports and alumni clubs decreased $0.9 million, or 5.4%, for the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016, largely due to an increase in club operating costs and a decline in same store social memberships. Same store Adjusted EBITDA margin for the twenty-four weeks ended June 13, 2017 decreased 110 basis points compared to the twenty-four weeks ended June 14, 2016.

Corporate expenses and other operations

The following table presents financial information for corporate expenses and other operations, which is comprised primarily of activities not related to our two business segments, for the twenty-four weeks ended June 13, 2017 and June 14, 2016.

	Twenty-Four Weeks Ended
	June 13, 2017	June 14, 2016	Change	% Change
	(dollars in thousands)
Corporate expenses and other operations	$(28,638)	$(28,809)	$171	0.6%

Corporate expenses and other operations decreased $0.2 million, or 0.6%, for the twenty-four weeks ended June 13, 2017 compared to the twenty-four weeks ended June 14, 2016 largely due to a $0.5 million increase in insurance expense related to higher claims, a decrease of $0.4 million in ongoing support costs, including payroll, costs related to software agreements and service fees as part of our centralization and transformation of administrative processes, finance processes and related IT systems and a $0.2 million decrease in other corporate expenses.

Liquidity and Capital Resources

We operate through our subsidiaries and have no material assets other than the stock of our subsidiaries. Our ability to pay dividends is dependent on our receipt of dividends or other distributions from our subsidiaries and borrowings under the Secured Credit Facilities, the 2015 Senior Notes and other debt instruments.

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to execute strategic objectives, maintain and fund expansions, replacement projects and other capital investments at our clubs, be poised for external growth and pay declared dividends to our stockholders. Historically, we have financed our business through cash flows from operations and debt.

We anticipate that cash flows from operations will be our primary source of cash over the next twelve months. We believe current assets and cash generated from operations will be sufficient to meet anticipated working capital needs, capital expenditures and debt service obligations. Prior to our entry into the Merger Agreement, our board declared the payment of quarterly dividends pursuant to our dividend policy. In the first quarter of fiscal year 2016, our Board of Directors authorized a repurchase of up to $50 million of our common stock with an expiration date of December 31, 2017. Prior to our entry into the Merger Agreement, the repurchase program was executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. We may also, from time to time in our sole discretion, purchase, redeem or retire our 2015 Senior Notes, through tender offers, in privately negotiated or open market transactions or otherwise. We plan to use excess cash reserves, our revolving credit facility, proceeds from the issuance of debt or equity, or a combination thereof to expand the business through capital improvement and expansion projects and strategically selected club acquisitions.

Pursuant to the terms of the Merger Agreement, as of July 9, 2017 we are prohibited from, among other things, issuing equity securities to raise capital, declaring and paying dividends on our common stock (other than the one-time quarterly dividend of $0.13 per share declared on July 9, 2017) and repurchasing shares of our common stock under our share repurchase program. In addition, the Merger Agreement limits, among other things, our ability to incur additional indebtedness.

As of June 13, 2017, cash and cash equivalents totaled $52.0 million and we had $144.2 million available for borrowing under the revolving credit facility of the Secured Credit Facilities for total liquidity of $196.2 million. Subsequent to the twenty-four weeks ended June 13, 2017, on June 20, 2017, we borrowed $20.0 million on the revolving credit facility.
As of July 12, 2017, we had $124.2 million available for borrowing under the revolving credit facility.

Cash Flows from Operating Activities

Cash flows from operations totaled $62.4 million and $70.2 million for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively. The $7.8 million decrease in operating cash flows is due largely to a $7.6 million decrease due to changes in working capital primarily driven by timing of certain trade payables and member billing cycles, a $2.5 million increase due to the change in other long-term liabilities and a $3.1 million decrease due to the change in deferred tax assets and liabilities.

Cash Flows used in Investing Activities

Cash flows used in investing activities totaled $64.9 million and $53.3 million for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively. The $11.6 million increase in cash used in investing activities is primarily due to the $8.7 million increase in cash used for the acquisition of clubs and a $5.5 million increase in capital spent to maintain, renovate and reinvent our existing properties offset by a $2.4 million increase of insurance proceeds received during the twenty-four weeks ended June 13, 2017, primarily related to rain and flooding events, that occurred during fiscal year 2016.

Cash Flows used in Financing Activities

Cash flows used in financing activities totaled $29.2 million and $29.2 million for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively. Cash used in financing activities remained constant primarily due to a $1.0 million increase in share repurchases for tax withholdings related to certain equity-based awards, a $0.4 million increase due to distribution to one our noncontrolling interests and a $0.2 million increase in scheduled debt repayments offset by a $1.2 million decrease due to the repurchase of 104,325 shares of common stock during the twenty-four weeks ended June 14, 2016 and a decrease in debt issuance and modification costs of $0.3 million related to amendments to the credit agreement governing the Secured Credit Facilities.

Capital Spending

The nature of our business requires us to invest capital to maintain our existing properties and invest in our information technology systems. For the twenty-four weeks ended June 13, 2017 and June 14, 2016, we spent approximately $36.1 million (net of insurance proceeds of $2.9 million) and $24.8 million (net of insurance proceeds of $0.5 million), respectively, in capitalized costs to maintain our existing properties and invest in our information technology systems. During the twenty-four weeks ended June 13, 2017, this spending included $21.1 million, net of insurance proceeds, to maintain our existing properties and $1.6 million to maintain our existing information technology systems. Additionally, we invested $13.4 million on information technology projects related to the centralization of administrative processes.

In addition to maintaining our properties, we also spend discretionary capital to expand and improve existing properties, including major reinventions, and expand our business through acquisitions. Capital expansion funding totaled approximately $28.8 million and $28.4 million for the twenty-four weeks ended June 13, 2017 and June 14, 2016, respectively, including acquisitions of $15.3 million and $6.6 million, respectively.

Subsequent to June 13, 2017, on June 20, 2017, we purchased Medina Golf and Country Club, a private country club in Medina, Minnesota, for a purchase price of $4.7 million. We anticipate spending approximately $2.5 million in reinvention project capital at this property.

The Merger Agreement limits our ability to, among other things, invest capital for other than maintenance purposes after July 9, 2017 and our ability to invest capital on reinventions which did not commence prior to July 9, 2017. As a result, for the remainder of fiscal year 2017 we anticipate spending approximately $20.9 million in maintenance capital, net of insurance proceeds, to maintain our existing facilities, $1.4 million to maintain our existing information technology systems, $1.9 million on information technology projects related to the centralization and transformation of administrative processes and $35.3 million on reinvention projects which commenced prior to July 9, 2017, including the reinvention project capital at Medina Golf and Country Club.

Debt

Secured Credit Facilities—In 2010, Operations entered into the credit agreement governing the Secured Credit Facilities. The credit agreement governing the Secured Credit Facilities was subsequently amended in 2012, 2013, 2014, 2015, 2016 and 2017. On May 19, 2017, Operations entered into an eleventh amendment to the credit agreement governing the Secured Credit Facilities to decrease the interest rate on the term loan facility to a variable rate calculated as the higher of (i) 3.75% or (ii) an elected LIBOR plus a margin of 2.75%. As of July 12, 2017, the Secured Credit Facilities are comprised of (i) a $651.0 million term loan facility and (ii) a revolving credit facility with capacity of $175.0 million with $124.2 million available for borrowing after deducting $30.8 million of standby letters of credit and $20.0 million of borrowings outstanding. In addition, the credit agreement governing the Secured Credit Facilities includes capacity which provides, subject to lender participation, for additional borrowings in revolving or term loan commitments of $125.0 million, and additional borrowings thereafter so long as the Senior Secured Leverage Ratio does not exceed 3.50:1.00.

As of July 12, 2017, the interest rate on the term loan facility is a variable rate calculated as the higher of (i) 3.75% or (ii) an elected LIBOR plus a margin of 2.75% and the maturity date of the term loan facility is December 15, 2022.

As of July 12, 2017, the revolving credit commitments mature on January 25, 2021 and borrowings thereunder bear interest at a rate of LIBOR plus a margin of 3.0% per annum. We are required to pay a commitment fee on all undrawn amounts under the revolving credit facility and a fee on all outstanding letters of credit, payable quarterly in arrears.

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

As of June 13, 2017, Operations was in compliance with all covenant restrictions under the credit agreement governing the Secured Credit Facilities. The following tables present the Total Leverage Ratio and the Senior Secured Leverage Ratio on a rolling four quarter basis through June 13, 2017:

	Four Quarters Ended
	June 13, 2017
	(dollars in thousands)
Pro Forma Adjusted EBITDA (1)	$251,003
Pro Forma Consolidated Total Debt (2)	1,074,608
Pro Forma Consolidated Senior Secured Debt (2)	724,608

Total Leverage Ratio	4.28	x
Senior Secured Leverage Ratio	2.89	x
_______________________

(1)	The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended June 13, 2017:

Four Quarters Ended
June 13, 2017
(dollars in thousands)
Adjusted EBITDA (a)	$247,954
Pro forma adjustment - acquisitions (b)	3,049
Pro Forma Adjusted EBITDA	$251,003

(a)
See Note 12 of our consolidated condensed financial statements included elsewhere herein for the definition of Adjusted EBITDA and “Basis of Presentation—EBITDA and Adjusted EBITDA” for a reconciliation of net income (loss) to Adjusted EBITDA.

(b)	The pro forma adjustment gives effect to all acquisitions in the four quarters ended June 13, 2017 as though they had been consummated on the first day of the third quarter of fiscal year 2016.

(2)	The reconciliation of total debt to Pro Forma Consolidated Total Debt and Pro Forma Consolidated Senior Secured Debt is as follows:

As of June 13, 2017
(dollars in thousands)
Total debt (excluding loan discount and loan origination fees)	$1,103,952
Outstanding letters of credit	30,842
Uncollateralized surety bonds	3,665
Less:
Notes payable related to Non-Core Development Entities	(11,837)
Adjustment per credit agreement (a)	(52,014)
Pro Forma Consolidated Total Debt	$1,074,608

Unsecured 2015 Senior Notes (excluding loan origination fees)	(350,000)
Pro Forma Consolidated Senior Secured Debt	$724,608
_______________________

(a)	Represents an adjustment reducing total debt by the lesser of Operations’ unrestricted cash or $85.0 million.

2015 Senior Notes—On December 15, 2015, Operations issued $350.0 million of 2015 Senior Notes, maturing December 15, 2023. Interest on the 2015 Senior Notes accrues at the rate of 8.25% per annum and is payable semiannually in arrears on June 15 and December 15.

The 2015 Senior Notes are guaranteed on a full and unconditional basis by each Guarantor (other than Operations’ Parent) that guarantees our obligations under the credit agreement governing the Secured Credit Facilities. As of June 13, 2017, Operations and the Guarantors accounted for approximately 93% of Holdings’ combined total assets, excluding intercompany items, and accounted for approximately 90% of outstanding total liabilities, including trade payables, all of which are structurally senior to the 2015 Senior Notes. For the twenty-four weeks ended June 13, 2017, Operations and the Guarantors accounted for approximately 93% of Holdings’ revenues and approximately 89% of Holdings’ operating income, excluding selling, general and administrative expenses.

Mortgage Loan—On August 9, 2016, we entered into the Wells Fargo Mortgage Loan for $37.0 million with a maturity date of May 31, 2019 with two options to extend through August 9, 2021. As of June 13, 2017, the note has a principal amount of $36.4 million and accrues interest at a variable interest rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%. The proceeds of the Wells Fargo Mortgage Loan were primarily used to repay outstanding balances on previously existing mortgage loan agreements.
Other Debt—As of June 13, 2017, other debt and capital leases totaled $66.5 million, including $11.8 million of notes payable related to certain Non-Core Development Entities and $51.5 million in capital leases.
The following table summarizes the components of our interest expense for the twelve and twenty-four weeks ended June 13, 2017:

	Twelve Weeks Ended	Twenty-Four Weeks Ended
	June 13, 2017	June 13, 2017
	(dollars in thousands)
Interest expense related to:
Interest related to funded debt (1)	$13,319	$26,715
Capital leases and other indebtedness (2)	305	747
Amortization of debt issuance costs and term loan discount	723	1,624
Notes payable related to certain Non-Core Development Entities	245	490
Accretion of discount on member deposits	4,642	9,208
Total interest expense	$19,234	$38,784
_______________________

(1)	Interest expense related to funded debt includes interest on the facilities and borrowings under the Secured Credit Facilities, the 2015 Senior Notes and the Wells Fargo Mortgage Loan.

(2)	Includes interest expense on capital leases and other indebtedness, offset by capitalized interest.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We are not aware of any off-balance sheet arrangements as of June 13, 2017. There have been no material changes outside the normal course of business to our contractual obligations or commercial commitments from those previously disclosed in our 2016 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our indebtedness consists of both fixed and variable rate debt facilities. As of July 12, 2017, the interest rate on the term loan facility under the Secured Credit Facilities was a variable rate calculated as the higher of (i) a 3.75% “Floor” or (ii) an elected LIBOR plus a margin of 2.75%. Therefore, the term loan facility is effectively subject to a 3.75% Floor when LIBOR is below 1.0%. Additionally, as of July 12, 2017, the Wells Fargo Mortgage Loan accrues interest at a variable rate calculated as 2.90% plus the greater of (i) one month LIBOR or (ii) 0.25%.
As of July 12, 2017, the one month and three month LIBOR was 1.22% and 1.30%, respectively. A hypothetical 0.50% increase in LIBOR would result in a $3.4 million increase in annual interest expense.
Foreign Currency Exchange Risk
Our interests in foreign economies include three golf properties in Mexico and two managed business clubs in China. We translate foreign currency denominated amounts into U.S. dollars and we report our consolidated condensed financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could increase or decrease our revenues or expenses as reported in U.S. dollars. Total foreign currency denominated revenues and expenses comprised less than 1.0% of our consolidated revenues and expenses, respectively, for the twenty-four weeks ended June 13, 2017.
Fluctuations in the value of the U.S. dollar relative to other currencies could also increase or decrease foreign currency transaction gains and losses which are reflected as a component of club operating costs. Total foreign currency transaction gains and losses for the twenty-four weeks ended June 13, 2017 totaled less than $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures at the reasonable assurance level (as defined in Rule 15d-15(e) of the Exchange Act) as of June 13, 2017. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 13, 2017.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 13, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our 2016 Annual Report filed with the SEC on February 27, 2017, which is accessible on the SEC’s website at www.sec.gov, except for the following.

There are a number of risks and uncertainties associated with the proposed merger.

On July 9, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Constellation Club Parent, Inc., a Delaware corporation (“Parent”), Constellation Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and Holdings. Parent and Merger Sub are affiliates of certain funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”). The Merger Agreement provides for the merger of Merger Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. The proposed Merger is also subject to various risks and uncertainties, including the following:

•	uncertainties as to the timing of the Merger;

•	the risk that the Merger may not be completed in a timely manner or at all;

•	uncertainties as to whether our stockholders will approve the Merger;

•	the possibility that competing offers or acquisition proposals will be made;

•
the possibility that any or all of the various conditions to the consummation of the Merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances which would require us to pay a termination fee or other expenses;

•	risks regarding the failure to obtain the necessary financing to complete the transactions contemplated by the Merger Agreement;

•
the effect of the announcement or pendency of the transactions contemplated by the Merger Agreement on our ability to retain and hire key personnel, our ability to maintain relationships with our members, suppliers and others with whom we do business, or our operating results and business generally;

•	risks related to diverting management’s attention from our ongoing business operations; and

•	the risk that stockholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability.

If the Merger is not consummated for any reason, our stockholders will not receive the consideration that Parent has agreed to pay upon the consummation of the Merger, and the price of our common stock may decline to the extent that its current market price reflects an assumption that the Merger will be consummated. Such decline may be significant.

In addition, pursuant to the terms of the Merger Agreement, we are prohibited from, among other things, issuing equity securities to raise capital, declaring and paying dividends on our common stock (other than the one-time quarterly dividend of $0.13 per share declared on July 9, 2017) and repurchasing shares of our common stock under our share repurchase program. Further, the Merger Agreement limits our ability to, among other things, incur additional indebtedness, make capital expenditures and acquire and divest clubs. These limitations and restrictions may prevent us from taking actions or pursuing otherwise attractive business opportunities that we consider advantageous.
We may not be able to attract and retain club members, which could harm our business, financial condition and results of operations.

Our success depends on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends could adversely affect our business. Historically, we have experienced varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels would have a material adverse effect on our business, results of operations and financial condition. For fiscal year 2016 and the twenty-four weeks ended June 13, 2017, 47.6% and 48.9%, respectively, of our total revenues came from recurring membership dues. For fiscal year 2016, 24.3% of our business, sports and alumni club memberships (approximately 14,600 memberships) and 17.3% of our golf and country club memberships (approximately 20,800 memberships) were resigned. After the addition of new memberships, our business, sports and alumni clubs experienced a 2.6% net loss in memberships during fiscal year 2016, excluding managed clubs. Our golf and country clubs experienced a 3.9% net gain in memberships during fiscal year 2016, excluding managed clubs. If we cannot attract new members or retain our existing members, our business, financial condition and results of operations could be harmed.

We could be required to make material cash outlays in future periods if the number of initiation deposit refund requests we receive materially increases or if we are required to surrender unclaimed initiation deposits to state authorities under applicable escheatment laws, either of which could have an adverse effect on our business, results of operations and financial condition.

At a majority of our private clubs, members are expected to pay an initiation fee or an initiation deposit upon their acceptance as a member to the club. Initiation fees, which are more typical for our business clubs and mid-market golf and country clubs, are generally nonrefundable. In contrast to initiation fees, initiation deposits, which are typical in our more prestigious golf and country clubs, are paid by members upon joining one of our clubs and are fully refundable after a fixed number of years, typically 30 years, and upon any other applicable contractual provisions being satisfied. Historically, only a small percentage of initiation deposits eligible to be refunded have been requested by members. As of June 13, 2017, the amount of initiation deposits that are eligible to be refunded currently and within the next 12 months is $178.1 million on a gross basis. As of June 13, 2017, the discounted value of initiation deposits that may be refunded in future years (not including the next 12 months) is $205.8 million. For more information on our initiation deposit amounts, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We may be subject to various states’ escheatment laws with respect to initiation deposits that have not been refunded to members. All states and the District of Columbia have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically 3 to 5 years. We currently do not remit to states any amounts relating to initiation deposits that are eligible to be refunded to members. The analysis of the potential application of escheatment laws to our initiation deposits is complex, involving an analysis of legal, contractual and factual issues. While it has been our position that initiation deposits are not required to be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

To our knowledge, 26 states have hired third-party auditors to conduct unclaimed and abandoned property audits of our operations. Certain categories of property, such as uncashed payroll checks or uncashed vendor payments, are escheatable in the ordinary course of business and we have entered into closing agreements with the majority of the states regarding the escheatment of cash amounts for such categories and have remitted these amounts to the respective states; however, the audits have not been terminated. We have been in ongoing communication with several states represented by such auditors, who are demanding additional and detailed information and records related to initiation deposits. We expect to vigorously defend ourselves in any legal proceedings under applicable state laws seeking to have us remit initiation deposits eligible to be refunded to any of our members that have not been previously refunded to such members during the applicable state’s dormancy period. However, our position as to why initiation deposits are not required to be escheated may not be correct and there is a risk that one or more state courts could determine that respective state unclaimed property laws do apply. As a result, we may be required to pay all or a portion of the unclaimed amounts of initiation deposits to one or more of the states. In certain of the states, we could also be subject to penalties and be required to pay interest on the amounts owed to the states. Moreover, we may be required to escheat some or all of the initiation deposits that become eligible for refund in the future that remain unclaimed.

Any refund of initiation deposits to our members or payments to states as a result of escheatment laws or settlements would need to be funded by our available cash, or we may be required to take actions to make cash available. These funding requirements could strain our cash on hand or otherwise require us to borrow funds, force us to reduce or delay capital expenditures, sell assets or operations or seek additional capital. These actions could have a material and adverse impact on our business, results of operations or financial condition. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet such obligations or that these actions would be permitted under the terms of our existing or future debt agreements.

We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our clubs in any of these areas could harm our results of operations.

As of June 13, 2017, we operated multiple clubs in several metropolitan areas, including 30 in the greater Atlanta, Georgia region, 17 near Houston, Texas, 17 in and around Dallas, Texas and 9 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our clubs in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the clubs as a result of a natural disaster, fire or any other reason, could harm our results of operations or may result in club closures. In addition, some of the metropolitan areas where we operate clubs could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

Our large workforce subjects us to risks associated with increases in the cost of labor as a result of increased competition for employees, higher employee turnover rates and required wage increases and health benefit coverage, lawsuits or labor union activity.

Labor is our primary property-level operating expense. As of June 13, 2017, we employed approximately 21,800 hourly-wage and salaried employees at our clubs and corporate offices. For fiscal year 2016, labor-related expense accounted for 47.1% of our total club operating costs and expenses. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federal or state minimum wage or other employee benefit costs. For example, if the federal minimum wage were increased significantly, we would have to assess the financial impact on our operations as we have a large population of hourly employees. If labor-related expenses increase, our operating expense could increase and our business, financial condition and results of operations could be harmed.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

On February 24, 2016, we announced that our Board of Directors authorized a repurchase of up to $50 million of our common stock with an expiration date of December 31, 2017. The repurchase program may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or privately negotiated transactions, including through plans designed under Rule 10b5-1 of the Securities Exchange Act of 1934. During the twenty-four weeks ended June 13, 2017, we did not purchase any shares under the share repurchase plan.

The following table contains information about our purchases of equity securities registered under Section 12(b) of the Exchange Act during the twenty-four weeks ended June 13, 2017.

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 22, 2017 - April 18, 2017	—	$—	—	$47,741,518
April 19, 2017 - May 16, 2017	—	—	—	$47,741,518
May 17, 2017 - June 13, 2017	524	$13.40	—	$47,741,518
Total	524		—
______________________

(1)	Represents shares purchased from employees to satisfy their tax withholding obligations in connection with the vesting of restricted stock awards.

Dividend Policy and Limitations

In December 2013, our Board of Directors adopted a policy to pay, subject to the satisfaction of certain conditions and the availability of funds, a regular quarterly cash dividend at an indicated annual rate of $0.48 per share of common stock, subject to quarterly declaration. On December 3, 2014, our Board of Directors approved an 8% increase in the quarterly dividend, resulting in an indicated annual dividend of $0.52 per share of common stock. Prior to our entry into the Merger Agreement, the payment of such quarterly dividends was at the discretion of our Board of Directors pursuant to our dividend policy.

Our ability to pay dividends has depended in part on our receipt of cash distributions from our operating subsidiaries, which may be restricted from distributing us cash as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, the ability of our subsidiaries to distribute cash to us is limited by covenants in the credit agreement governing the Secured Credit Facilities and the indenture governing the 2015 Senior Notes.

Pursuant to the terms of the Merger Agreement, as of July 9, 2017 we are prohibited from, among other things, declaring and paying dividends on our common stock (other than the one-time quarterly dividend of $0.13 per share declared on July 9, 2017).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed below are incorporated herein by reference to prior filings by Registrant or its affiliates or are included as exhibits in this Quarterly Report on Form 10-Q.

Exhibit No.		Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of July 9, 2017, by and among ClubCorp Holdings, Inc., Constellation Club Parent, Inc. and Constellation Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by ClubCorp Holdings, Inc. on July 10, 2017)

3.1 (a)
Form of Amended and Restated Articles of Incorporation of ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 3.1(a) to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)

3.1 (b)		Form of Amended and Restated Bylaws of ClubCorp Holdings, Inc. (Incorporated by reference to Exhibit 3.1(b) to Amendment No. 1 to the Form S-1 filed by ClubCorp Holdings, Inc. on August 6, 2013)
10.1	†	2017 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.3 on Form 10-K/A filed by ClubCorp Holdings, Inc. on March 27, 2017)
10.2
Amendment No. 11, dated as of May 19, 2017, to the Credit Agreement dated as of November 30, 2010 among CCA Club Operations Holdings, LLC, ClubCorp Club Operations, Inc. as Borrower, Citicorp North America, Inc. as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Citigroup Global Markets Inc. as Sole Arranger and Sole Bookrunner.

10.3	†	ClubCorp USA, Inc. Change of Control Severance Plan. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by ClubCorp Holdings, Inc. on July 10, 2017)
11		Statement of Computation of Per Share Earnings (Included in Part I, Item 1: “Financial Statements” of this quarterly report on Form 10-Q.)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1		Certifications of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2		Certifications of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 13, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated condensed statements of operations for the twelve and twenty-four weeks ended June 13, 2017 and June 14, 2016; (ii) Consolidated condensed statements of comprehensive income (loss) for the twelve and twenty-four weeks ended June 13, 2017 and June 14, 2016; (iii) Consolidated condensed balance sheets as of June 13, 2017 and December 27, 2016; (iv) Consolidated condensed statements of cash flows for the twelve and twenty-four weeks ended June 13, 2017 and June 14, 2016; (v) Consolidated condensed statements of changes in equity for the twenty-four weeks ended June 13, 2017 and June 14, 2016 and (vi) Notes to the consolidated condensed financial statements.

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

Date:	July 19, 2017	/s/ Curtis D. McClellan
Curtis D. McClellan
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	July 19, 2017	/s/ Todd M. Dupuis
Todd M. Dupuis
Chief Accounting Officer (Principal Accounting Officer)